Form 10-Q
period 2015-03-31
XEROX CORP
filed 2015-05-01
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2015
Common Stock, $1 par value	1,102,169,187 shares

Xerox 2015 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

On December 18, 2014, Xerox announced that it had entered into an agreement to sell its Information Technology Outsourcing (ITO) business to Atos S.E. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of 2015. As a result of the pending sale of the ITO business and having met applicable accounting requirements, Xerox is reporting the ITO business as a discontinued operation.  The forward looking statements contained in this report are subject to the risk that the sale of the ITO business may not occur on the terms, within the time frame and/or in the manner previously disclosed, if at all.

Xerox 2015 Form 10-Q

XEROX CORPORATION
FORM 10-Q
MARCH 31, 2015

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2015 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2015	2014
Revenues
Sales	$1,126	$1,257
Outsourcing, maintenance and rentals	3,253	3,414
Financing	90	100
Total Revenues	4,469	4,771
Costs and Expenses
Cost of sales	674	778
Cost of outsourcing, maintenance and rentals	2,368	2,454
Cost of financing	33	36
Research, development and engineering expenses	141	145
Selling, administrative and general expenses	915	945
Restructuring and asset impairment charges	14	26
Amortization of intangible assets	77	77
Other expenses, net	46	39
Total Costs and Expenses	4,268	4,500
Income before Income Taxes and Equity Income	201	271
Income tax expense	39	42
Equity in net income of unconsolidated affiliates	34	42
Income from Continuing Operations	196	271
Income from discontinued operations, net of tax	34	15
Net Income	230	286
Less: Net income attributable to noncontrolling interests	5	5
Net Income Attributable to Xerox	$225	$281

Amounts Attributable to Xerox:
Net income from continuing operations	$191	$266
Net income from discontinued operations, net of tax	34	15
Net Income Attributable to Xerox	$225	$281

Basic Earnings per Share:
Continuing operations	$0.17	$0.22
Discontinued operations	0.03	0.01
Total Basic Earnings per Share	$0.20	$0.23
Diluted Earnings per Share:
Continuing operations	$0.16	$0.22
Discontinued operations	0.03	0.01
Total Diluted Earnings per Share	$0.19	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$230	$286
Less: Net income attributable to noncontrolling interests	5	5
Net Income Attributable to Xerox	225	281

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(509)	(1)
Unrealized gains, net	29	26
Changes in defined benefit plans, net	98	(84)
Other Comprehensive Loss, Net	(382)	(59)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—
Other Comprehensive Loss, Net Attributable to Xerox	(381)	(59)

Comprehensive (Loss) Income, Net	(152)	227
Less: Comprehensive income, net attributable to noncontrolling interests	4	5
Comprehensive (Loss) Income, Net Attributable to Xerox	$(156)	$222

(1) Refer to Note 16 - Other Comprehensive Loss for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$872	$1,411
Accounts receivable, net	2,721	2,652
Billed portion of finance receivables, net	117	110
Finance receivables, net	1,313	1,425
Inventories	1,009	934
Assets of discontinued operations	1,324	1,260
Other current assets	1,002	1,082
Total current assets	8,358	8,874
Finance receivables due after one year, net	2,558	2,719
Equipment on operating leases, net	496	525
Land, buildings and equipment, net	1,087	1,123
Investments in affiliates, at equity	1,383	1,338
Intangible assets, net	1,947	2,031
Goodwill	8,723	8,805
Other long-term assets	2,105	2,243
Total Assets	$26,657	$27,658
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,333	$1,427
Accounts payable	1,471	1,584
Accrued compensation and benefits costs	770	754
Unearned income	424	431
Liabilities of discontinued operations	353	371
Other current liabilities	1,380	1,509
Total current liabilities	5,731	6,076
Long-term debt	6,265	6,314
Pension and other benefit liabilities	2,797	2,847
Post-retirement medical benefits	850	865
Other long-term liabilities	419	498
Total Liabilities	16,062	16,600

Series A Convertible Preferred Stock	349	349

Common stock	1,113	1,124
Additional paid-in capital	4,151	4,283
Treasury stock, at cost	(147)	(105)
Retained earnings	9,631	9,491
Accumulated other comprehensive loss	(4,540)	(4,159)
Xerox shareholders’ equity	10,208	10,634
Noncontrolling interests	38	75
Total Equity	10,246	10,709
Total Liabilities and Equity	$26,657	$27,658

Shares of common stock issued	1,113,217	1,124,354
Treasury stock	(11,048)	(7,609)
Shares of Common Stock Outstanding	1,102,169	1,116,745

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$230	$286
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	296	345
Provision for receivables	18	16
Provision for inventory	6	10
Net gain on sales of businesses and assets	(12)	(30)
Undistributed equity in net income of unconsolidated affiliates	(31)	(42)
Stock-based compensation	22	26
Restructuring and asset impairment charges	14	27
Payments for restructurings	(31)	(36)
Contributions to defined benefit pension plans	(41)	(37)
Increase in accounts receivable and billed portion of finance receivables	(239)	(239)
Collections of deferred proceeds from sales of receivables	72	120
Increase in inventories	(126)	(60)
Increase in equipment on operating leases	(70)	(57)
Decrease in finance receivables	72	36
Collections on beneficial interest from sales of finance receivables	15	21
Increase in other current and long-term assets	(71)	(94)
(Decrease) increase in accounts payable and accrued compensation	(17)	8
Decrease in other current and long-term liabilities	(26)	(26)
Net change in income tax assets and liabilities	32	29
Net change in derivative assets and liabilities	(12)	(1)
Other operating, net	12	(16)
Net cash provided by operating activities	113	286
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(75)	(84)
Proceeds from sales of land, buildings and equipment	16	33
Cost of additions to internal use software	(20)	(19)
Proceeds from sale of businesses	3	—
Acquisitions, net of cash acquired	(28)	(54)
Other investing, net	6	4
Net cash used in investing activities	(98)	(120)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(150)	4
Common stock dividends	(70)	(68)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	10	20
Excess tax benefits from stock-based compensation	2	3
Payments to acquire treasury stock, including fees	(216)	(275)
Repurchases related to stock-based compensation	(1)	(1)
Distributions to noncontrolling interests	(54)	(16)
Other financing	—	(10)
Net cash used in financing activities	(485)	(349)
Effect of exchange rate changes on cash and cash equivalents	(69)	(14)
Decrease in cash and cash equivalents	(539)	(197)
Cash and cash equivalents at beginning of period	1,411	1,764
Cash and Cash Equivalents at End of Period	$872	$1,567

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2014 Annual Report on Form 10-K (2014 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2014 Annual Report.
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
In December 2014 we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos); the sale is expected to close in the second quarter 2015. As a result of the pending sale and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation at December 31, 2014. In 2014 we also completed the disposal of two smaller businesses - Xerox Audio Visual Solutions, Inc. (XAV) and Truckload Management Services (TMS) - that were also reported as discontinued operations. All prior periods have been reclassified to conform to the presentation of these businesses as discontinued operations. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

Note 2 – Recent Accounting Pronouncements
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last year did not have any significant impact on the Company.
Intangibles - Goodwill and Other - Internal Use Software: In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software. The update provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance in this update does not change GAAP for an entity's accounting for service contracts. Additionally, this update does not change the accounting guidance for a provider of cloud computing services. This update is effective for our fiscal year beginning January 1, 2016. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
Interest: In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs are currently reported as a deferred charge in Other long-term asset and were $34 at March 31, 2015. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.

Xerox 2015 Form 10-Q

Consolidation: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update reduces the number of consolidation models by changing the evaluation of (a) limited partnerships and similar entities, (b) whether fees paid to a decision maker or service provider that are variable interests in a variable interest entity, and (c) variable interests in a VIE held by related parties. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective or modified retrospective basis. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
Income Statement: In January 2015, the FASB issued ASU 2015-01 Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Derivatives and Hedging: In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations.
Disclosures of Going Concern Uncertainties: In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.
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

Xerox 2015 Form 10-Q

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
Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update was effective prospectively for our fiscal year beginning January 1, 2015. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Service Concession Arrangements: In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853). This update specifies that an entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. The update does not provide specific accounting guidance for various aspects of service concession arrangements but rather indicates that an entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement. The update was effective for our fiscal year beginning January 1, 2015. The adoption of this standard did not have a material effect on our financial condition, results of operation or cash flows.

Note 3 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Document Technology. Our Services segment operations involve delivery of a broad range of services, including business process and document outsourcing. Our Document Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
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

The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing

Xerox 2015 Form 10-Q

revenues, Global Imaging Systems (GIS) network integration solutions and electronic presentation systems, non-allocated corporate items including non-financing interest and other items included in Other expenses, net.
Operating segment revenues and profitability were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2015
Services	$2,514	$189
Document Technology	1,830	203
Other	125	(62)
Total	$4,469	$330
2014
Services	$2,585	$222
Document Technology	2,044	249
Other	142	(50)
Total	$4,771	$421

	Three Months Ended March 31,
Reconciliation to Pre-tax Income	2015	2014
Segment Profit	$330	$421
Reconciling items:
Restructuring and related costs(1)	(18)	(29)
Restructuring charges of Fuji Xerox	(1)	(3)
Amortization of intangible assets	(77)	(77)
Equity in net income of unconsolidated affiliates	(34)	(42)
Other	1	1
Pre-tax Income	$201	$271
__________________________

(1)
Includes Restructuring and asset impairment charges of $14 and $26 for the three months ended March 31, 2015 and 2014, respectively, and Business transformation costs of $4 and $3 for the three months ended March 31, 2015 and 2014, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Note 4 – Acquisitions
In January 2015, we acquired Intrepid Learning Solutions, Inc. (Intrepid), a Seattle-based company, for $28 in cash. Intrepid provides outsourced learning services primarily in the aerospace manufacturing and technology industries. The acquisition of Intrepid will solidify the position of Xerox's Learning Services unit as a leading provider of end-to-end outsourced learning services, and adds key vertical market expertise in the aerospace industry. Intrepid is included in our Services segment.

The operating results of this acquisition are not material to our financial statements and are included within our results from the acquisition date. The purchase price has initially been allocated primarily to goodwill based on preliminary third-party valuations and management’s estimates. These estimated values are not yet finalized and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis.

Note 5 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014 we announced an agreement to sell our ITO business to Atos for $1,050. The final sales price is subject to closing balance sheet related adjustments as well as the potential for additional consideration of $50 contingent on the condition of certain assets at closing. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter 2015.

Xerox 2015 Form 10-Q

As a result of this pending transaction and having met applicable accounting requirements, we are reporting the ITO business (disposal group) as held for sale and a Discontinued Operation.
In fourth quarter 2014, we recorded a net pre-tax loss of $181 related to the pending sale, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. In first quarter 2015, we recorded an additional net pre-tax loss of $4 related to the adjustment of estimates regarding asset values and related expenses associated with the disposal. In addition, upon final disposal of the business, we expect to record additional tax expense of approximately $75 within Discontinued Operations primarily related to the difference between the book basis and tax basis of allocated goodwill. All of the assets and liabilities of the ITO business are reported as held for sale at March 31, 2015 and are included in Assets and Liabilities of Discontinued Operations, respectively, in the Condensed Consolidated Balance Sheet at March 31, 2015.
Other Discontinued Operations:
Other discontinued operations includes the 2014 closure of Xerox Audio Visual Solutions, Inc. (XAV) and the 2014 sale of our Truckload Management Services, Inc. (TMS) business.
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended March 31,
	2015			2014
	ITO	Other	Total	ITO	Other	Total
Revenues	$311	$—	$311	$328	$22	$350
Income (loss) from operations (1)(2)	61	—	61	21	(1)	20
(Loss) gain on disposal	(4)	—	(4)	—	2	2
Net income before income taxes	$57	$—	$57	$21	$1	$22
Income tax expense	(23)	—	(23)	(7)	—	(7)
Income from discontinued operations, net of tax	$34	$—	$34	$14	$1	$15
_______________

(1)	ITO Income from operations for first quarter 2015 excludes approximately $39 of depreciation and amortization expenses (including $7 of Intangibles amortization) since the business is held for sale.

(2)	ITO Income from operations for first quarter 2014 includes intangible amortization and other expenses of approximately $8.

The following is a summary of the major categories of assets and liabilities of the ITO business held for sale at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accounts receivable, net	$219	$213
Other current assets	190	146
Land, buildings and equipment, net	229	220
Intangible assets, net	197	197
Goodwill	337	337
Other long-term assets	152	147
Total Assets of Discontinued Operations	$1,324	$1,260

Current portion of long-term debt	$29	$31
Accounts payable	24	32
Accrued pension and benefit costs	8	9
Unearned income	68	64
Other current liabilities	103	112
Long-term debt	40	44
Pension and other benefit liabilities	22	25
Other long-term liabilities	59	54
Total Liabilities of Discontinued Operations	$353	$371

Xerox 2015 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2015	December 31, 2014
Amounts billed or billable	$2,473	$2,421
Unbilled amounts	330	318
Allowance for doubtful accounts	(82)	(87)
Accounts Receivable, Net	$2,721	$2,652

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at March 31, 2015 and December 31, 2014 were approximately $933 and $945, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $63 and $73 at March 31, 2015 and December 31, 2014, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $563 and $580 remained uncollected as of March 31, 2015 and December 31, 2014, respectively.
Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2015	2014
Accounts receivable sales	$602	$822
Deferred proceeds	62	124
Loss on sales of accounts receivable	3	4
Estimated increase to operating cash flows(1)	17	11
__________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

Xerox 2015 Form 10-Q

Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There were no finance receivable transfers in the three months ended March 31, 2015 or the year ending December 31, 2014. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.
The following is a summary of our prior sales activity - there were no sales in 2015 or 2014:

	Year Ended December 31,
	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
Pre-tax gain on sales	40	44
Net fees and expenses	5	5
The principal value of finance receivables derecognized from our balance sheet was $450 and $549 (sales value of approximately $487 and $596) at March 31, 2015 and December 31, 2014, respectively.

Summary
The lease portfolios transferred and sold were all from our Document Technology segment, and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $66 and $77 at March 31, 2015 and December 31, 2014, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $56 and $64 at March 31, 2015 and December 31, 2014, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended March 31,
	2015	2014
Impact from prior sales of finance receivables(1)	$(105)	$(149)
Collections on beneficial interest	18	26
Estimated Decrease to Operating Cash Flows	$(87)	$(123)
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

Xerox 2015 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2014	$41	$20	$58	$12	$131
Provision	2	1	5	3	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(1)	—	—	(6)	—	(6)
Balance at March 31, 2015	$43	$18	$56	$14	$131
Finance receivables as of March 31, 2015 collectively evaluated for impairment(2)	$1,711	$386	$1,606	$416	$4,119

Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Finance receivables as of March 31, 2014 collectively evaluated for impairment(2)	$1,676	$402	$2,242	$316	$4,636
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $0 and $1, and the allowance for credit losses of $131 and $158 at March 31, 2015 and 2014, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2015 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2015				December 31, 2014
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$194	$165	$58	$417	$195	$159	$55	$409
Government and education	567	11	3	581	589	13	3	605
Graphic arts	144	82	86	312	148	79	90	317
Industrial	91	42	18	151	92	41	18	151
Healthcare	86	26	15	127	84	26	14	124
Other	52	44	27	123	55	38	29	122
Total United States	1,134	370	207	1,711	1,163	356	209	1,728
Finance and other services	52	31	11	94	54	31	12	97
Government and education	66	8	2	76	76	8	2	86
Graphic arts	51	42	29	122	58	49	36	143
Industrial	24	12	4	40	24	13	4	41
Other	33	18	3	54	34	19	4	57
Total Canada	226	111	49	386	246	120	58	424
France	221	208	108	537	253	234	129	616
U.K./Ireland	238	94	2	334	255	101	6	362
Central(1)	185	247	31	463	230	278	30	538
Southern(2)	44	120	44	208	60	148	36	244
Nordics(3)	21	42	1	64	25	49	1	75
Total Europe	709	711	186	1,606	823	810	202	1,835
Other	196	168	52	416	195	163	40	398
Total	$2,265	$1,360	$494	$4,119	$2,427	$1,449	$509	$4,385
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2015
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$8	$2	$1	$11	$406	$417	$11
Government and education	15	4	3	22	559	581	28
Graphic arts	13	2	1	16	296	312	8
Industrial	4	1	1	6	145	151	7
Healthcare	3	1	1	5	122	127	5
Other	3	1	—	4	119	123	4
Total United States	46	11	7	64	1,647	1,711	63
Canada	10	2	1	13	373	386	13
France	—	1	2	3	534	537	28
U.K./Ireland	2	1	—	3	331	334	—
Central(1)	5	2	—	7	456	463	8
Southern(2)	15	2	3	20	188	208	12
Nordics(3)	1	—	—	1	63	64	4
Total Europe	23	6	5	34	1,572	1,606	52
Other	12	1	1	14	402	416	—
Total	$91	$20	$14	$125	$3,994	$4,119	$128

	December 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$399	$409	$13
Government and education	14	4	3	21	584	605	25
Graphic arts	12	1	1	14	303	317	6
Industrial	4	1	1	6	145	151	9
Healthcare	3	1	—	4	120	124	5
Other	3	1	—	4	118	122	6
Total United States	43	10	6	59	1,669	1,728	64
Canada	9	2	1	12	412	424	17
France	—	1	2	3	613	616	35
U.K./Ireland	1	—	—	1	361	362	1
Central(1)	2	2	1	5	533	538	15
Southern(2)	14	4	4	22	222	244	17
Nordics(3)	1	—	—	1	74	75	2
Total Europe	18	7	7	32	1,803	1,835	70
Other	13	1	—	14	384	398	—
Total	$83	$20	$14	$117	$4,268	$4,385	$151
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2015	December 31, 2014
Finished goods	$839	$778
Work-in-process	60	58
Raw materials	110	98
Total Inventories	$1,009	$934

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2015	2014
Fuji Xerox	$31	$39
Other investments	3	3
Total Equity in Net Income of Unconsolidated Affiliates	$34	$42
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2015	2014
Summary of Operations:
Revenues	$2,731	$3,021
Costs and expenses	2,520	2,801
Income before income taxes	211	220
Income tax expense	66	58
Net Income	145	162
Less: Net income – noncontrolling interests	2	1
Net Income – Fuji Xerox	$143	$161
Weighted Average Exchange Rate(1)	119.29	102.67
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2015 Form 10-Q

Note 10 – Restructuring Programs
During the three months ended March 31, 2015, we recorded net restructuring and asset impairment charges of $14, which included approximately $21 of severance costs related to headcount reductions of approximately 580 employees worldwide and $1 of lease cancellations. These costs were offset by $8 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the three months ended March 31, 2015 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2014	$93	$4	$—	$97
Provision	21	1	—	22
Reversals	(8)	—	—	(8)
Net Current Period Charges(1)	13	1	—	14
Charges against reserve and currency	(36)	(1)	—	(37)
Balance at March 31, 2015	$70	$4	$—	$74
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2015	2014
Charges against reserve	$(37)	$(41)
Asset impairments	—	4
Effects of foreign currency and other non-cash items	6	1
Restructuring Cash Payments	$(31)	$(36)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2015	2014
Services (1)	$5	$9
Document Technology	9	16
Other	—	1
Total Net Restructuring Charges	$14	$26
_____________________________

(1)
The three months ended March 31, 2014 excludes $1 related to our ITO business, which is held for sale and reported as a discontinued operation as of March 31, 2015. Refer to Note 5 - Divestitures for additional information regarding this pending sale.

Xerox 2015 Form 10-Q

Note 11 – Debt
Senior Notes
In March 2015, we issued $400 of 2.75% Senior Notes due 2020 (the "2020 Senior Notes") at 99.879% of par and $250 of 4.80% Senior Notes due 2035 (the "2035 Senior Notes") at 99.428% of par, resulting in aggregate net proceeds of approximately $648. Interest on the Senior Notes is payable semi-annually. Debt issuance costs of $6 were paid and deferred in connection with the issuances of these Senior Notes. The proceeds were used for general corporate purposes, which included repayment of a portion of our outstanding borrowings.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense(1),(2)	$89	$99
Interest income(3)	92	102
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)
The three months ended March 31, 2015 and 2014 exclude $1 and $1, respectively, of interest on capital lease obligations related to our ITO business, which is held for sale and reported as a discontinued operation as of March 31, 2015. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 5 - Divestitures for additional information regarding this pending sale.

(3)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net (Payments) Proceeds on Debt
Net (payments) proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows were as follows:

	Three Months Ended March 31,
	2015	2014
Net proceeds on short-term debt	$204	$1
Proceeds from issuance of long-term debt	663	18
Payments on long-term debt(1)	(1,017)	(15)
Net (payments) proceeds on debt	$(150)	$4
____________

(1)	Includes current maturities.

Xerox 2015 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of March 31, 2015, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $9 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at March 31, 2015:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$9	2.43%	4.5%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions
At March 31, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,894, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 67% of these contracts mature within three months, 9% in three to six months, 23% in six to twelve months, and 1% in more than twelve months.
The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2015:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$839	$5
Japanese Yen/U.S. Dollar	453	(22)
Japanese Yen/Euro	303	11
Canadian Dollar/Euro	267	8
U.S. Dollar/Euro	230	10
U.S. Dollar/U.K. Pound Sterling	175	7
U.K. Pound Sterling/Euro	138	—
Swiss Franc/Euro	91	1
Indian Rupee/U.S. Dollar	58	—
Mexican Peso/U.S. Dollar	48	(2)
Philippine Peso/U.S. Dollar	47	—
Euro/U.S. Dollar	44	—
Mexican Peso/Euro	29	—
Euro/Canadian Dollar	23	(1)
Euro/Danish Krone	20	—
All Other	129	—
Total Foreign Exchange Hedging	$2,894	$17
__________________

Xerox 2015 Form 10-Q

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2015.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts was $2 and $30 as of March 31, 2015 and December 31, 2014, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$16	$7
	Other current liabilities	(23)	(39)
Foreign currency options	Other current assets	5	2
Interest rate swaps	Other long-term assets	9	5
	Net Designated Derivative Asset (Liability)	$7	$(25)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$27	$13
	Other current liabilities	(8)	(19)
	Net Undesignated Derivative Asset (Liability)	$19	$(6)

Summary of Derivatives	Total Derivative Assets	$57	$27
	Total Derivative Liabilities	(31)	(58)
	Net Derivative Asset (Liability)	$26	$(31)
Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2015	2014
Fair Value Hedges - Interest rate contracts
Derivative gain (loss) recognized in interest expense	$4	$(3)
Hedged item (loss) gain recognized in interest expense	(4)	3

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain recognized in OCI (effective portion)	$31	$18
Derivative loss reclassified from AOCI to income - Cost of sales (effective portion)	(10)	(21)

Xerox 2015 Form 10-Q

During the three months ended March 31, 2015 and March 31, 2014, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2015, a net after-tax gain of $7 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts – forwards	Other expense – Currency gains, net	$15	$—
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. During the three months ended March 31, 2015 and March 31, 2014, currency losses, net were $6 and $1, respectively.

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2015	December 31, 2014
Assets:
Foreign exchange contracts - forwards	$43	$20
Foreign currency options	5	2
Interest rate swaps	9	5
Deferred compensation investments in cash surrender life insurance	97	94
Deferred compensation investments in mutual funds	34	32
Total	$188	$153
Liabilities:
Foreign exchange contracts - forwards	$31	$58
Deferred compensation plan liabilities	141	135
Total	$172	$193
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

Xerox 2015 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$872	$872	$1,411	$1,411
Accounts receivable, net	2,721	2,721	2,652	2,652
Short-term debt	1,333	1,363	1,427	1,417
Long-term debt	6,265	6,637	6,314	6,719
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

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2015	2014	2015	2014	2015	2014
Service cost	$1	$2	$8	$9	$2	$2
Interest cost	38	40	53	69	9	9
Expected return on plan assets	(38)	(38)	(73)	(87)	—	—
Recognized net actuarial loss	7	2	19	14	—	—
Amortization of prior service credit	(1)	—	—	(1)	(7)	(11)
Recognized settlement loss	27	12	—	—	—	—
Defined Benefit Plans	34	18	7	4	4	—
Defined contribution plans (3)	16	15	9	10	—	—
Net Periodic Benefit Cost	50	33	16	14	4	—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial loss(1)	88	197	—	—	—	—
Amortization of prior service credit	1	—	—	1	7	11
Amortization of net actuarial loss	(34)	(14)	(19)	(14)	—	—
Total Recognized in Other Comprehensive Loss(2)	55	183	(19)	(13)	7	11
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$105	$216	$(3)	$1	$11	$11
_____________________________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflect; i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and ii) adjustments for the actual valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive loss. Refer to Note 16 - Other Comprehensive Loss for related tax effects and the after-tax amounts.

(3)
The three months ended March 31, 2015 and 2014 exclude contributions of $2, respectively, related to our ITO business which is held for sale and reported as a discontinued operation as of March 31, 2015. Refer to Note 5 - Divestitures for additional information regarding this pending sale.

Contributions
During the three months ended March 31, 2015, we made cash contributions of $41 ($7 U.S. and $34 Non-U.S.) to our defined benefit pension plans and $13 to our retiree health benefit plans. We presently anticipate additional cash contributions of $299 ($173 U.S. and $126 Non-U.S.) to our defined benefit pension plans and $58 to our retiree health benefit plans in 2015 for total full-year cash contributions of approximately $340 ($180 U.S. and $160 Non-

Xerox 2015 Form 10-Q

U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans. In 2014, full-year cash contributions to our defined benefit pension plans were $284 ($124 U.S. and $160 Non-U.S.) and $70 to our retiree health benefit plans.

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,491	$(4,159)	$10,634	$75	$10,709
Comprehensive income (loss), net	—	—	—	225	(381)	(156)	4	(152)
Cash dividends declared- common(2)	—	—	—	(79)	—	(79)	—	(79)
Cash dividends declared - preferred(3)	—	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	1	30	—	—	—	31	—	31
Payments to acquire treasury stock, including fees	—	—	(216)	—	—	(216)	—	(216)
Cancellation of treasury stock	(12)	(162)	174	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Balance at March 31, 2015	$1,113	$4,151	$(147)	$9,631	$(4,540)	$10,208	$38	$10,246

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	281	(59)	222	5	227
Cash dividends declared-common(2)	—	—	—	(75)	—	(75)	—	(75)
Cash dividends declared-preferred(3)	—	—	—	(6)	—	(6)	—	(6)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	3	45	—	—	—	48	—	48
Payments to acquire treasury stock, including fees	—	—	(275)	—	—	(275)	—	(275)
Cancellation of treasury stock	(28)	(295)	323	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2014	$1,186	$5,040	$(204)	$9,039	$(2,838)	$12,223	$113	$12,336
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Loss for components of AOCL.

(2)	Cash dividends declared on common stock of $0.07 per share and $0.0625 per share in the first quarter of 2015 and 2014, respectively.

(3)	Cash dividends declared on preferred stock of $20.00 per share in the first quarter of 2015 and 2014.

Xerox 2015 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the three months ended March 31, 2015 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2014	7,609	$105
Purchases (1)	16,118	216
Cancellations	(12,679)	(174)
March 31, 2015	11,048	$147
____________________________

(1)	Includes associated fees.
Note 16 - Other Comprehensive Loss
Other Comprehensive Loss is comprised of the following:

	Three Months Ended March 31,
	2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(506)	$(509)	$2	$(1)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains	31	25	18	13
Changes in cash flow hedges reclassed to earnings(1)	10	5	21	14
Other losses	(1)	(1)	(1)	(1)
Net Unrealized Gains	40	29	38	26

Defined Benefit Plans (Losses) Gains:
Net actuarial losses	(88)	(54)	(197)	(122)
Prior service amortization(2)	(8)	(5)	(12)	(7)
Actuarial loss amortization(2)	53	35	28	19
Fuji Xerox changes in defined benefit plans, net(3)	19	19	27	27
Other gains (losses)(4)	103	103	(1)	(1)
Changes in Defined Benefit Plans Gains (Losses)	79	98	(155)	(84)

Other Comprehensive Loss	(387)	(382)	(115)	(59)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	—	—
Other Comprehensive Loss Attributable to Xerox	$(386)	$(381)	$(115)	$(59)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2015	December 31, 2014
Cumulative translation adjustments	$(2,251)	$(1,743)
Other unrealized gains (losses), net	7	(22)
Benefit plans net actuarial losses and prior service credits(1)	(2,296)	(2,394)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,540)	$(4,159)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2015 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2015	2014
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$191	$266
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	185	260
Net income from discontinued operations attributable to Xerox	34	15
Adjusted Net Income Available to Common Shareholders	$219	$275

Weighted average common shares outstanding	1,109,999	1,178,828
Basic Earnings per Share:
Continuing operations	$0.17	$0.22
Discontinued operations	0.03	0.01
Total	$0.20	$0.23

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$191	$266
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$185	$260
Net income from discontinued operations attributable to Xerox	34	15
Adjusted Net Income Available to Common Shareholders	$219	$275

Weighted average common shares outstanding	1,109,999	1,178,828
Common shares issuable with respect to:
Stock options	1,879	3,580
Restricted stock and performance shares	14,740	15,021
Convertible preferred stock	—	—
Convertible securities	—	332
Adjusted Weighted Average Common Shares Outstanding	1,126,618	1,197,761
Diluted Earnings per Share:
Continuing operations	$0.16	$0.22
Discontinued operations	0.03	0.01
Total	$0.19	$0.23

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	2,716	7,742
Restricted stock and performance shares	16,730	19,183
Convertible preferred stock	26,966	26,966
Total Anti-Dilutive Securities	46,412	53,891

Dividends per Common Share	$0.0700	$0.0625

Xerox 2015 Form 10-Q

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
As of March 31, 2015, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $699, with the decrease from December 31, 2014 balance of approximately $817 primarily related to currency partially offset by interest. With respect to the unreserved balance of $699, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2015, we had $104 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $15 and additional letters of credit of approximately $209, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC, a Xerox Corporation: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “Xerox” or the "Company”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Company made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. Xerox filed its Answer in June, 2014 denying all allegations. Xerox will continue to vigorously defend itself in this matter. We do not believe it is probable that we will incur a material loss in excess of the amount accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiff’s counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Xerox 2015 Form 10-Q

Other Contingencies
We have issued or provided the following guarantees as of March 31, 2015:

•
$412 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$688 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2015, we serviced a FFEL portfolio of approximately 2.6 million loans with an outstanding principal balance of approximately $38.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2015, other current liabilities included reserves of approximately $3 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Xerox 2015 Form 10-Q

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
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expenses. We refer to this analysis as "constant currency"; “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. Revenues and expenses from our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe) are reflected at actual exchange rates for all periods presented, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Overview
First quarter 2015 results were mixed. Several segments of our Services business performed well, but overall Services segment results were below expectations driven by higher implementation costs in certain Health Enterprise platform accounts. Results in Document Technology largely met expectations and included the negative impact of currency as well as higher pension costs.
First quarter 2015 total revenue of $4.5 billion declined 6% from first quarter 2014, which includes a 4% negative impact from currency. Services segment revenues, which represented 56% of total revenue, decreased 3%, including a 4% negative impact from currency. Services segment margin of 7.5% decreased 1.1-percentage points as compared to the prior year primarily due to higher costs associated with our Health Enterprise platform implementations. Document Technology segment revenues decreased by 10%, including a 4% negative impact from currency, and reflected declines in equipment sales and post-sale revenue. Document Technology segment margin of 11.1% decreased 1.1-percentage points as compared to prior year primarily due to the expected increase in pension costs.
Net income from continuing operations attributable to Xerox for the first quarter 2015 and 2014 was $191 million and $266 million, respectively, and included $48 million of after-tax amortization of intangibles in both periods.
Cash flow from operations was $113 million for the first quarter 2015, as compared to $286 million for the first quarter 2014. The $173 million decrease primarily reflects a higher cash usage for working capital (accounts receivable, inventory and accounts payables) primarily due to timing. Cash used in investing activities of $98 million reflects capital expenditures of $95 million and acquisitions of $28 million partially offset by $19 million of proceeds primarily from the sale of assets. Cash used in financing activities was $485 million, reflecting $216 million for share repurchases, $150 million for net payments on debt and $76 million for dividends.
2015 Outlook
For the remainder of 2015, we expect increased currency headwinds, lower signings and acquisition timing to impact revenue; and Services margin to be impacted by increased implementation costs in legacy Health Enterprise accounts. We expect total revenues to be down about 1% for full year 2015, excluding the impact of currency, which we expect to have a 4-percentage point negative impact in 2015.
In our Services segment, we expect revenue growth to be at the lower end of the 2 to 4% range, excluding the impact of currency, reflecting lower signings as well as the timing of new contract ramp and lost contract run-off. Services segment margin is expected to be lower than our previous outlook and in the range of 8.5 to 9.0% due to higher costs related to our Health Enterprise implementations and incremental investments not yet fully offset by productivity gains in the Services segment.

Xerox 2015 Form 10-Q

In our Document Technology segment, we expect revenue to decline 4 to 5%, excluding the impact of currency, which is in-line with our previous outlook. Document Technology segment margin is likewise expected to be in-line with previous outlook, which was a range of 11 to 13%.
Our capital allocation plans for 2015 remain consistent with previous expectations.

Financial Review
Revenues

	Three Months Ended March 31,				Three Months Ended March 31,
(in millions)	2015	2014	% Change	CC % Change	% of Total Revenue 2015	% of Total Revenue 2014
Equipment sales	$624	$715	(13)%	(8)%	14%	15%
Annuity revenue	3,845	4,056	(5)%	(1)%	86%	85%
Total Revenue	$4,469	$4,771	(6)%	(2)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,126	$1,257	(10)%	(7)%
Less: Supplies, paper and other sales	(502)	(542)	(7)%	(5)%
Equipment Sales	$624	$715	(13)%	(8)%
Outsourcing, maintenance and rentals	$3,253	$3,414	(5)%	(1)%
Add: Supplies, paper and other sales	502	542	(7)%	(5)%
Add: Financing	90	100	(10)%	(3)%
Annuity Revenue	$3,845	$4,056	(5)%	(1)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
First quarter 2015 Total revenues decreased 6% as compared to first quarter 2014, with a 4-percentage point negative impact from currency. The 4-percentage point negative impact from currency reflects the significant weakening of our major foreign currencies against the U.S. Dollar as compared to the prior year. On a revenue weighted basis, our major European currencies and the Canadian dollar were approximately 17% weaker against the U.S. dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our Consolidated revenues. First quarter 2015 total revenues reflected the following:

•	Annuity revenue decreased 5% as compared to first quarter 2014, with a 4-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,253 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. The decrease of 5% was primarily due to a 4-percentage point negative impact from currency, and a decline in the Document Technology segment mostly offset by growth in the Services segment.

◦
Supplies, paper and other sales of $502 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 7% was primarily due to a 2-percentage point negative impact from currency and lower supplies demand primarily resulting from lower equipment sales in prior periods and continued weakness in developing markets.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 10% reflects a 7-percentage point negative impact from currency and a lower finance receivable balance as a result of lower originations from decreased equipment sales. See "Sales of Finance Receivables" section for further discussion.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 13% as compared to first quarter 2014, with a 5-percentage point negative impact from currency. The decline was driven by lower entry and production equipment sales and overall price declines that continue to be within our historical range of 5% to 10%.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2015 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
	2015	2014	Change
Total Gross Margin	31.2%	31.5%	(0.3) pts
RD&E as a % of Revenue	3.2%	3.0%	0.2 pts
SAG as a % of Revenue	20.5%	19.8%	0.7 pts
Operating Margin(1)	7.6%	8.7%	(1.1) pts
Pre-tax Income Margin	4.5%	5.7%	(1.2) pts
Operating Margin
First quarter 2015 operating margin1 of 7.6% decreased 1.1-percentage points as compared to first quarter 2014, driven by a 0.9-percentage point increase in operating expenses as a percent of revenue and a decline in gross margin of 0.3-percentage points. The operating margin decrease reflects lower revenue and higher costs associated with our Government Healthcare Health Enterprise platform implementations as well as higher year-over-year pension expense and settlement losses (collectively referred to as "pension expense"). These negative impacts were partially offset by benefits from restructuring and productivity improvements and moderating net currency benefits primarily from yen-based purchases. We continue to expect higher year-over-year pension expense throughout 2015 as a result of changes in the discount rate and the estimated impact on settlement losses.
(1)Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins
First quarter 2015 gross margin of 31.2% decreased 0.3-percentage points as compared to first quarter 2014. Document Technology gross margin increased 0.8-percentage points while Services gross margin decreased 0.3-percentage points as compared to first quarter 2014. These impacts combined with a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a modest reduction in overall gross margin.
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2015	2014	Change
R&D	$109	$114	$(5)
Sustaining engineering	32	31	1
Total RD&E Expenses	$141	$145	$(4)

First quarter 2015 RD&E as a percentage of revenue of 3.2% increased 0.2-percentage points from first quarter 2014. This increase was due primarily to the total company revenue decline and was only partially offset by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and modest restructuring and productivity improvements.

RD&E of $141 million was $4 million lower than first quarter 2014, reflecting the impact of restructuring and productivity improvements. Innovation at Xerox is a core strength, and we continue to invest at levels that enhance our competitiveness, particularly in Services, color and software. R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 20.5% increased 0.7-percentage points from first quarter 2014. The increase was driven by increased investments in Services and higher pension and bad debt expense while total company revenue declined, partially offset by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) and restructuring and productivity improvements.

Xerox 2015 Form 10-Q

SAG of $915 million was $30 million lower than first quarter 2014. SAG expenses include a $36 million favorable impact from currency and reflect the following:

•	$34 million decrease in selling expenses.

•	$2 million decrease in general and administrative expenses.

•
$6 million increase in bad debt expense as the first quarter 2014 benefit from a prior period write-off recovery did not repeat. First quarter 2015 bad debt expense remained at less than one percent of receivables.

Restructuring and Asset Impairment Charges
During first quarter 2015, we recorded net restructuring and asset impairment charges of $14 million, which includes $21 million of severance costs related to headcount reductions of approximately 580 employees worldwide, and $1 million of lease cancellation costs. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives.

During first quarter 2014, we recorded net restructuring and asset impairment charges of $26 million, which included $27 million of severance costs related to headcount reductions of approximately 1,200 employees worldwide, $1 million of lease cancellation costs and $4 million of asset impairments. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of March 31, 2015 for all programs was $74 million, of which $73 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the second quarter of 2015, for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of approximately 145,600 at March 31, 2015 decreased approximately 1,900 from December 31, 2014, primarily due to the impact of restructuring actions and productivity improvements. Total headcount includes approximately 9,800 employees who are expected to transfer to Atos upon closure of the sale of our ITO business.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2015	2014
Non-financing interest expense	$56	$63
Interest income	(2)	(2)
Gains on sales of businesses and assets	(16)	(30)
Currency losses, net	6	1
Litigation matters	(1)	(1)
Loss on sales of accounts receivable	3	4
Deferred compensation investment gains	(4)	(2)
All other expenses, net	4	6
Total Other Expenses, Net	$46	$39
_______________
Note: Total Other Expenses, Net with the exception of Deferred compensation investment gains are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.

Xerox 2015 Form 10-Q

Non-Financing Interest Expense: First quarter 2015 non-financing interest expense of $56 million was $7 million lower than first quarter 2014. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $10 million from first quarter 2014, driven by a lower average cost of debt and a lower average debt balance.
Currency losses, net: First quarter 2015 currency losses are primarily related to volatility in worldwide exchange rates.
Gains on Sales of Businesses and Assets: During first quarter 2015, we sold surplus technology assets and recognized a $14 million gain on the sale. During first quarter 2014, we sold a surplus facility in Latin America and recognized a $30 million gain on the sale.
Income Taxes

First quarter 2015 effective tax rate was 19.4%. On an adjusted basis1, first quarter 2015 tax rate was 24.5%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries and the geographical mix of profits.

First quarter 2014 effective tax rate was 15.5%. On an adjusted basis1, first quarter 2014 tax rate was 20.4%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits as well as foreign tax credits from anticipated dividends.

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full-year effective tax rate includes a benefit of approximately 12-percentage points from these non-U.S. operations, which is slightly higher than 2014 due to the geographical mix of profits.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, we anticipate that our effective tax rate for second quarter and full year 2015 will be approximately 25% to 27%.

(1)	Refer to the Effective Tax reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2015	2014
Total equity in net income of unconsolidated affiliates	$34	$42
Fuji Xerox after-tax restructuring costs included in equity income	1	3
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. First quarter 2015 equity income was $34 million, a decrease of $8 million compared to first quarter 2014. The decrease is primarily driven by translation currency impacts. First quarter 2015 and 2014 equity income includes $1 million and $3 million, respectively, of charges related to our share of Fuji Xerox after-tax restructuring.
Net Income from Continuing Operations
First quarter 2015 net income from continuing operations attributable to Xerox was $191 million, or $0.16 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $239 million, or $0.21 per diluted share. First quarter 2015 adjustments to net income reflect the amortization of intangible assets.
First quarter 2014 net income from continuing operations attributable to Xerox was $266 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $314 million, or $0.26 per diluted share. First quarter 2014 adjustments to net income reflect the amortization of intangible assets.

Xerox 2015 Form 10-Q

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
Net Income
First quarter 2015 net income attributable to Xerox was $225 million, or $0.19 per diluted share. First quarter 2014 net income attributable to Xerox was $281 million, or $0.23 per diluted share.
Other Comprehensive (Loss) Income
First quarter 2015 Other comprehensive loss attributable to Xerox was $381 million as compared to a $59 million loss in the first quarter 2014. The increased loss of $322 million was primarily due to losses of $509 million in the first quarter 2015 from the translation of our foreign currency denominated net assets as compared to a loss of $1 million in the first quarter 2014. The translation losses in first quarter 2015 are primarily the result of the significant weakening of our major foreign currencies as compared to the U.S. Dollar. Our major foreign currencies weakened during first quarter 2015 as follows: Euro - 11%, Canadian Dollar - 8% and Pound Sterling - 5%. The translation losses were partially offset by net gains of $98 million in the first quarter 2015 from changes in our defined benefit plans as compared to losses of $84 million in the first quarter 2014.
Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.

Xerox 2015 Form 10-Q

Segment Review

	Three Months Ended March 31,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$97	$2,417	$2,514	56%	$189	7.5%
Document Technology	509	1,321	1,830	41%	203	11.1%
Other	18	107	125	3%	(62)	(49.6)%
Total	$624	$3,845	$4,469	100%	$330	7.4%

2014
Services	$116	$2,469	$2,585	54%	$222	8.6%
Document Technology	576	1,468	2,044	43%	249	12.2%
Other	23	119	142	3%	(50)	(35.2)%
Total	$715	$4,056	$4,771	100%	$421	8.8%

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended March 31,
(in millions)	2015	2014	% Change	CC % Change
Business Processing Outsourcing	$1,734	$1,767	(2)%	1%
Document Outsourcing	780	818	(5)%	2%
Total Services Revenue	$2,514	$2,585	(3)%	1%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency

First quarter 2015 Services revenue of $2,514 million was 56% of total revenue and decreased 3% from first quarter 2014, with a 4-percentage point negative impact from currency.

•
BPO revenue decreased 2% with a 3-percentage point negative impact from currency, and represented 69% of total Services revenue. Growth from acquisitions and organic growth in several lines of business was partially offset by a combined 4.0-percentage point anticipated decline from the run-off of the student loan business and the Texas Medicaid contract. This negative year-over-year impact pressured total Services revenue growth by 2.7-percentage points and will dissipate in the second half of 2015.

◦
In first quarter 2015, BPO revenue mix across the major business areas was as follows: commercial business groups (excluding healthcare) - 45%; public sector - 27%; commercial healthcare - 15%; and government healthcare - 13%.

•
DO revenue decreased 5% with a 7-percentage point negative impact from currency, and represented 31% of total Services revenue. Growth in the partner print services offerings was partially offset by declines in non-U.S. markets due to contract run-off and new contract ramp timing.

We anticipate that the Services segment revenue growth will improve in the second half of 2015, as we lap the impact of the 2014 loss of the Texas Medicaid contract and the loss of the student loan business and we begin to ramp the New York MMIS and the pending Florida tolling arrangements. See "Signings" section for additional information regarding these contracts.

Xerox 2015 Form 10-Q

Segment Margin

First quarter 2015 Services segment margin of 7.5% decreased 1.1-percentage points from first quarter 2014, driven by a modest decline in gross margin and increased SAG. Operating margins improved across Document Outsourcing and several BPO lines of business. Lower revenue and increased expenses associated with our Government Healthcare Health Enterprise platform implementations, targeted investments in go-to-market and leadership resources and increased compensation and benefit expenses, combined with price declines that were consistent with prior periods, more than offset productivity improvements and restructuring benefits.
Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. First quarter 2015 Services signings were $2.4 billion in Total Contract Value (TCV).
Signings were as follows:

(in billions)	Three Months Ended March 31, 2015
BPO	$1.8
DO	0.6
Total Signings	$2.4

Signings decreased 13% from first quarter 2014. The decrease reflects a decline in new business signings and a measurably lower level of renewal decision opportunities. Signings on a trailing twelve month (TTM) basis decreased 10% from the comparable prior year period. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 26% from first quarter 2014 and decreased 17% on a TTM basis. The above DO signings amount does not include signings from our growing partner print services offerings. As of March 31, 2015, there were two significant new business opportunities with combined TCV in excess of $1 billion that were awarded in 2014 but were not signed, and approved, the New York MMIS and Florida Tolling contracts. The New York MMIS contract was finalized in April 2015, and we expect the Florida Tolling contract to be finalized in second quarter 2015.
Note: TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.
Renewal Rate (Total Services): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. First quarter 2015 contract renewal rate for BPO and DO contracts was 91%, which was modestly above our target range of 85%-90%. Total renewal decision opportunities in the quarter were measurably below first quarter 2014.
Pipeline: The sales pipeline includes the TCV of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million. Our total Services sales pipeline declined 7% from fourth quarter 2014. Due to the fourth quarter 2014 pipeline adjustments that removed the ITO business, reflected the realignment of our Services go-to-market resources into industry focused business groups and revised the pipeline qualification criteria, we will be comparing against the fourth quarter 2014 pipeline throughout 2015.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended March 31,		% Change	CC % Change
(in millions)	2015	2014
Equipment sales	$509	$576	(12)%	(8)%
Annuity revenue	1,321	1,468	(10)%	(5)%
Total Revenue	$1,830	$2,044	(10)%	(6)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency

Xerox 2015 Form 10-Q

First quarter 2015 Document Technology revenue of $1,830 million decreased 10% from first quarter 2014, with a 4-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, first quarter 2015 aggregate document-related revenue decreased 9% from first quarter 2014, with a 5-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 12% from first quarter 2014 with a 4-percentage point negative impact from currency. The decrease in equipment sales reflects lower sales of entry and production products and overall price declines that were within our historical range of 5% to 10%.

•
Annuity revenue decreased by 10% from first quarter 2014, including a 5-percentage point negative impact from currency. The Annuity revenue reflects a modest decline in total pages, continued migration of customers to our partner print services offering (included in our Services segment), lower supplies demand and reduced financing revenue reflecting a lower finance receivables balance due to lower originations.

Document Technology revenue mix was 57% mid-range, 23% high-end and 20% entry, consistent with recent quarters.
Overall our Document Technology business performance was in-line with expectations. However, total revenue declines are expected to remain at the mid-single digit level for this segment, as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also impacted by price and page declines. We expect to mitigate these declines through continued focus on productivity and cost improvements.
Segment Margin
First quarter 2015 Document Technology segment margin of 11.1% decreased by 1.1-percentage points from first quarter 2014, including a 0.8-percentage point increase in gross margin. The gross margin improvement reflects a moderating net currency benefit primarily driven from yen-based purchases, restructuring and cost initiative benefits and favorable revenue mix that more than offset consistent price declines and the anticipated increase in pension costs. SAG increased as a percent of revenue as higher pension and bad debt expense and the impact of overall lower revenues more than offset benefits from restructuring and productivity improvements.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes installations for Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the first quarter 2015:
Entry:
Higher declines in developing markets, including Eurasia, are more than offsetting the benefits of new product launches and other Entry go-to-market investments over the last several quarters.

•	1% increase in color printers.

•	30% decrease in color multifunction devices.

•	22% decrease in black-and-white multifunction devices.

Mid-Range:

•	1% decrease in mid-range color is consistent with recent quarters.

•	1% decrease in mid-range black-and-white is consistent with recent quarters.

High-End:

•
8% increase in high-end color systems is driven primarily by the new Versant product. Excluding Fuji Xerox digital front-end sales, high-end color installs decreased 26% due to timing of customer orders and product launches.

•	5% decrease in high-end black-and-white systems reflects the overall market dynamics in this segment.
Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenues from DO installations are reported in our Services segment.

Xerox 2015 Form 10-Q

Other
Revenue
First quarter 2015 Other revenue of $125 million decreased 12% from first quarter 2014, with a 1-percentage point negative impact from currency. The decrease is due primarily to lower IT and networking hardware and services sales, and modestly lower paper and wide-format sales. Total paper revenue (all within developing markets) comprised over 40% of Other segment revenue in the quarter.

Segment Loss
First quarter 2015 Other segment loss of $62 million increased $12 million from first quarter 2014, primarily driven by lower gains on asset sales.
Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within the Other segment.

Capital Resources and Liquidity
As of March 31, 2015 and December 31, 2014, total cash and cash equivalents were $872 million and $1,411 million, respectively. The decrease in cash from year-end reflects the net repayment of debt, share repurchases and investments in capital and acquisitions. At March 31, 2015 and December 31, 2014, Commercial Paper Program borrowings were $354 million and $150 million, respectively, and there were no borrowings for either period under our letters of credit under our $2 billion Credit Facility.
We continue to expect that cash flows from operations to be between $1.7 and $1.9 billion in 2015.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2015	2014
Net cash provided by operating activities	$113	$286	$(173)
Net cash used in investing activities	(98)	(120)	22
Net cash used in financing activities	(485)	(349)	(136)
Effect of exchange rate changes on cash and cash equivalents	(69)	(14)	(55)
Decrease in cash and cash equivalents	(539)	(197)	(342)
Cash and cash equivalents at beginning of period	1,411	1,764	(353)
Cash and Cash Equivalents at End of Period	$872	$1,567	$(695)
Cash Flows from Operating Activities
Net cash provided by operating activities was $113 million in first quarter 2015. The $173 million decrease in operating cash from first quarter 2014 was primarily due to the following:

•	$79 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets and restructuring.

•
$66 million decrease primarily due to the timing of purchases, the impact from lower than expected sales volume in certain product lines and post sale consumables, as well as higher levels of in transit inventory.

•	$48 million decrease from accounts receivable primarily due to the timing of collections.

•	$25 million decrease from accounts payable and accrued compensation primarily related to the timing of accounts payable payments.

•	$30 million increase from finance receivables primarily related to a lower impact from prior period sales of receivables. See "Sales of Finance Receivables" for further discussion.

•	$14 million increase from lower spending from product software and up-front costs.
Cash flow from operations in first quarter 2015 and 2014 include a use of cash of $13 million and $32 million, respectively, related to our ITO business.

Cash Flows from Investing Activities
Net cash used in investing activities was $98 million in first quarter 2015. The $22 million decrease in the use of cash from first quarter 2014 was primarily due to the following:

Xerox 2015 Form 10-Q

•
$26 million decrease in acquisitions. First quarter 2015 reflects the acquisition of Intrepid Learning Solutions, Inc. for $28 million while first quarter 2014 reflects the acquisition of Invoco Holding GmbH for $54 million.

•
$14 million lower proceeds from the sale of assets and businesses. First quarter 2014 included a sale of a surplus facility in Latin America for $32 million while first quarter 2015 reflects a few smaller transactions.

Capital expenditures (including internal use software) in first quarter 2015 and 2014 include approximately $20 million in each year related to our ITO business.
Cash Flows from Financing Activities
Net cash used in financing activities was $485 million in first quarter 2015. The $136 million increase in the use of cash from first quarter 2014 was primarily due to the following:

•
$154 million increase from net debt activity primarily due to the first quarter 2015 payment of $1 billion on Senior Notes offset by net proceeds of $648 million from the issuance of Senior Notes and an increase of $204 million in Commercial Paper.

•	$38 million increase due to higher distributions to noncontrolling interests.

•	$59 million decrease in share repurchases.
Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2015	December 31, 2014
Total Finance receivables, net(1)	$3,988	$4,254
Equipment on operating leases, net	496	525
Total Finance Assets, net(2)	$4,484	$4,779
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2014 includes a decrease of $216 million due to currency across all Finance Assets.
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

(in millions)	March 31, 2015	December 31, 2014
Financing debt(1)	$3,924	$4,182
Core debt	3,674	3,559
Total Debt	$7,598	$7,741
____________________________

(1)
Financing debt includes $3,490 million and $3,722 million as of March 31, 2015 and December 31, 2014, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2015 Form 10-Q

The following summarizes the components of our debt:

(in millions)	March 31, 2015	December 31, 2014
Principal debt balance(1)	$7,580	$7,722
Net unamortized discount	(54)	(54)
Fair Value Adjustments(2)
- terminated swaps	63	68
- current swaps	9	5
Total Debt	$7,598	$7,741
____________________________

(1)	Includes Notes Payable of $0 million and $1 million and Commercial Paper of $354 million and $150 million as of March 31, 2015 and December 31, 2014, respectively.

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

Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information.

Total debt at March 31, 2015 and December 31, 2014 excludes $69 million and $75 million, respectively, of capital lease obligations related to our ITO business, which is held for sale and being reported as a discontinued operation at March 31, 2015. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 5 - Divestitures in the Condensed Consolidated Financial Statements for additional information.

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

Accounts receivables sales were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Accounts receivable sales	$602	$822
Deferred proceeds	62	124
Loss on sales of accounts receivable	3	4
Estimated increase to operating cash flows(1)	17	11
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities. The transfers were accounted for as sales and resulted in the de-recognition of lease receivables with a net carrying value of $676 million in 2013 and $682 million in 2012, respectively. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.
The net impact on operating cash flows from these transactions for the periods presented is summarized below:

Xerox 2015 Form 10-Q

	Three Months Ended March 31,
(in millions)	2015	2014
Impact from prior sales of finance receivables(1)	$(105)	$(149)
Collections on beneficial interest	18	26
Estimated Decrease to Operating Cash Flows	$(87)	$(123)
______________

(1)	Represents cash that would have been collected had we not sold finance receivables.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2015 Q2	$612
2015 Q3	8
2015 Q4	7
2016	953
2017	1,040
2018	1,025
2019	1,161
2020	807
2021	1,067
2022	—
2023	—
2024 and thereafter	900
Total	$7,580
Treasury Stock
During the first quarter 2015, we repurchased 16.0 million shares for an aggregate cost of $216 million, including fees. Through April 27, 2015, we repurchased an additional 6.1 million shares at an aggregate cost of $78.8 million, including fees, for a cumulative total of 602.3 million shares at a cost of $6.8 billion, including fees.

Xerox 2015 Form 10-Q

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
Our adjustments are limited to the amortization of intangible assets, which is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. Accordingly, due to the incomparability of acquisition activity among companies and from period to period, we believe exclusion of the amortization associated with intangible assets acquired through our acquisitions allows investors to better compare and understand our results. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

Xerox 2015 Form 10-Q

We also calculate and utilize an operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the amortization of intangible assets, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily comprised of non-financing interest expense and other non-operating costs and expenses. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported(1)	$191	$0.16	$266	$0.22
Adjustments:
Amortization of intangible assets	48	0.05	48	0.04
Adjusted	$239	$0.21	$314	$0.26
Weighted average shares for adjusted EPS(2)		1,127		1,225
Fully diluted shares at end of period(3)		1,146
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)
Average shares for the calculation of adjusted EPS at March 31, 2015 exclude 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was included. Average shares for the calculation of adjusted EPS at March 31, 2014 include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at March 31, 2015, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for first quarter 2015.

Xerox 2015 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$201	$39	19.4%	$271	$42	15.5%
Adjustments:
Amortization of intangible assets	77	29		77	29
Adjusted	$278	$68	24.5%	$348	$71	20.4%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$201	$4,469	4.5%	$271	$4,771	5.7%
Adjustments:
Amortization of intangible assets	77			77
Xerox restructuring charge	14			26
Other expenses, net	46			39
Adjusted Operating Income/Margin	$338	$4,469	7.6%	$413	$4,771	8.7%
Equity in net income of unconsolidated affiliates	34			42
Business transformation costs	4			3
Fuji Xerox restructuring charge	1			3
Other expenses, net*	(47)			(40)
Segment Profit / Revenue	$330	$4,469	7.4%	$421	$4,771	8.8%
____________________________

(1)	Profit and revenue from continuing operations attributable to Xerox.
* Includes rounding adjustments.

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

Xerox 2015 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 18 – Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2014 Annual Report. The Risk Factors remain applicable from our 2014 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2015
During the quarter ended March 31, 2015, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 15, 2015: Registrant issued 33,474 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $13.595 per DSU (aggregate price $455,079), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on January 31, 2015: Registrant issued 2,958 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $13.965 per DSU (aggregate price $41,308), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2015 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2015
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	5,069,335	$13.69	5,069,335	$1,475,345,087
February 1 through 28	4,744,000	13.53	4,744,000	1,411,180,797
March 1 through 31	6,304,400	13.11	6,304,400	1,328,523,094
Total	16,117,735		16,117,735
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $6.7 billion has been used through March 31, 2015. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	52,662	$13.86	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	52,662
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

Xerox 2015 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2015

Xerox 2015 Form 10-Q

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

Xerox 2015 Form 10-Q