Form 10-Q
period 2015-06-30
XEROX CORP
filed 2015-07-31
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2015
Common Stock, $1 par value	1,068,794,642 shares

Xerox 2015 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2015 Form 10-Q

XEROX CORPORATION
FORM 10-Q
June 30, 2015

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2015 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2015	2014	2015	2014
Revenues
Sales	$1,224	$1,342	$2,350	$2,599
Outsourcing, maintenance and rentals	3,279	3,501	6,532	6,915
Financing	87	98	177	198
Total Revenues	4,590	4,941	9,059	9,712
Costs and Expenses
Cost of sales	776	832	1,450	1,610
Cost of outsourcing, maintenance and rentals	2,356	2,488	4,724	4,942
Cost of financing	32	36	65	72
Research, development and engineering expenses	142	143	283	288
Selling, administrative and general expenses	906	959	1,821	1,904
Restructuring and asset impairment charges	157	39	171	65
Amortization of intangible assets	79	78	156	155
Other expenses, net	68	65	114	104
Total Costs and Expenses	4,516	4,640	8,784	9,140
Income before Income Taxes and Equity Income	74	301	275	572
Income tax (benefit) expense	(9)	73	30	115
Equity in net income of unconsolidated affiliates	29	33	63	75
Income from Continuing Operations	112	261	308	532
(Loss) income from discontinued operations, net of tax	(95)	11	(61)	26
Net Income	17	272	247	558
Less: Net income attributable to noncontrolling interests	5	6	10	11
Net Income Attributable to Xerox	$12	$266	$237	$547

Amounts Attributable to Xerox:
Net income from continuing operations	$107	$255	$298	$521
Net (loss) income from discontinued operations	(95)	11	(61)	26
Net Income Attributable to Xerox	$12	$266	$237	$547

Basic Earnings per Share:
Continuing operations	$0.09	$0.21	$0.26	$0.43
Discontinued operations	(0.08)	0.01	(0.06)	0.03
Total Basic Earnings per Share	$0.01	$0.22	$0.20	$0.46
Diluted Earnings per Share:
Continuing operations	$0.09	$0.21	$0.26	$0.43
Discontinued operations	(0.08)	0.01	(0.06)	0.02
Total Diluted Earnings per Share	$0.01	$0.22	$0.20	$0.45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$17	$272	$247	$558
Less: Net income attributable to noncontrolling interests	5	6	10	11
Net Income Attributable to Xerox	12	266	237	547

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	194	92	(315)	91
Unrealized (losses) gains, net	(19)	15	10	41
Changes in defined benefit plans, net	67	(70)	165	(154)
Other Comprehensive Income (Loss), Net	242	37	(140)	(22)
Less: Other comprehensive income, net attributable to noncontrolling interests	1	1	—	1
Other Comprehensive Income (Loss), Net Attributable to Xerox	241	36	(140)	(23)

Comprehensive Income, Net	259	309	107	536
Less: Comprehensive income, net attributable to noncontrolling interests	6	7	10	12
Comprehensive Income, Net Attributable to Xerox	$253	$302	$97	$524

(1) Refer to Note 16 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2015	December 31, 2014 (1)
Assets
Cash and cash equivalents	$1,641	$1,411
Accounts receivable, net	2,722	2,652
Billed portion of finance receivables, net	113	110
Finance receivables, net	1,328	1,425
Inventories	1,072	934
Assets of discontinued operations	—	1,260
Other current assets	956	1,082
Total current assets	7,832	8,874
Finance receivables due after one year, net	2,581	2,719
Equipment on operating leases, net	500	525
Land, buildings and equipment, net	1,078	1,123
Investments in affiliates, at equity	1,377	1,338
Intangible assets, net	1,890	2,031
Goodwill	8,810	8,805
Other long-term assets	1,948	2,243
Total Assets	$26,016	$27,658
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,648	$1,427
Accounts payable	1,568	1,584
Accrued compensation and benefits costs	664	754
Unearned income	428	431
Liabilities of discontinued operations	—	371
Other current liabilities	1,422	1,509
Total current liabilities	5,730	6,076
Long-term debt	5,998	6,314
Pension and other benefit liabilities	2,634	2,847
Post-retirement medical benefits	790	865
Other long-term liabilities	418	454
Total Liabilities	15,570	16,556

Series A Convertible Preferred Stock	349	349

Common stock	1,097	1,124
Additional paid-in capital	3,967	4,283
Treasury stock, at cost	(316)	(105)
Retained earnings	9,605	9,535
Accumulated other comprehensive loss	(4,299)	(4,159)
Xerox shareholders’ equity	10,054	10,678
Noncontrolling interests	43	75
Total Equity	10,097	10,753
Total Liabilities and Equity	$26,016	$27,658

Shares of common stock issued	1,096,623	1,124,354
Treasury stock	(27,828)	(7,609)
Shares of Common Stock Outstanding	1,068,795	1,116,745
(1) Certain prior year amounts have been revised - Refer to Note 1 - Basis of Presentation for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Cash Flows from Operating Activities:
Net income	$17	$272	$247	$558
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	297	376	593	721
Provision for receivables	14	22	32	38
Provision for inventory	10	4	16	14
Net loss (gain) on sales of businesses and assets	74	1	62	(29)
Undistributed equity in net income of unconsolidated affiliates	(3)	2	(34)	(40)
Stock-based compensation	23	24	45	50
Restructuring and asset impairment charges	157	38	171	65
Payments for restructurings	(30)	(36)	(61)	(72)
Contributions to defined benefit pension plans	(57)	(68)	(98)	(105)
Increase in accounts receivable and billed portion of finance receivables	(6)	(150)	(245)	(389)
Collections of deferred proceeds from sales of receivables	62	106	134	226
Increase in inventories	(67)	(43)	(193)	(103)
Increase in equipment on operating leases	(69)	(66)	(139)	(123)
Decrease in finance receivables	6	18	78	54
Collections on beneficial interest from sales of finance receivables	12	21	27	42
Decrease (increase) in other current and long-term assets	11	(24)	(60)	(118)
Decrease in accounts payable and accrued compensation	(21)	(96)	(38)	(88)
Decrease in other current and long-term liabilities	(57)	(82)	(83)	(108)
Net change in income tax assets and liabilities	17	43	49	72
Net change in derivative assets and liabilities	14	(20)	2	(21)
Other operating, net	(55)	(17)	(43)	(33)
Net cash provided by operating activities	349	325	462	611
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(77)	(102)	(152)	(186)
Proceeds from sales of land, buildings and equipment	—	2	16	35
Cost of additions to internal use software	(25)	(21)	(45)	(40)
Proceeds from sale of businesses	930	15	933	15
Acquisitions, net of cash acquired	(20)	(227)	(48)	(281)
Other investing, net	23	7	29	11
Net cash provided by (used in) investing activities	831	(326)	733	(446)
Cash Flows from Financing Activities:
Net proceeds (payments) on debt	53	(299)	(97)	(295)
Common stock dividends	(77)	(73)	(147)	(141)
Preferred stock dividends	(6)	(6)	(12)	(12)
Proceeds from issuances of common stock	4	19	14	39
Excess tax benefits from stock-based compensation	1	3	3	6
Payments to acquire treasury stock, including fees	(395)	(204)	(611)	(479)
Repurchases related to stock-based compensation	—	—	(1)	(1)
Distributions to noncontrolling interests	(2)	(1)	(56)	(17)
Other financing	(1)	—	(1)	(10)
Net cash used in financing activities	(423)	(561)	(908)	(910)
Effect of exchange rate changes on cash and cash equivalents	12	2	(57)	(12)
Increase (decrease) in cash and cash equivalents	769	(560)	230	(757)
Cash and cash equivalents at beginning of period	872	1,567	1,411	1,764
Cash and Cash Equivalents at End of Period	$1,641	$1,007	$1,641	$1,007

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
In December 2014 we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of this agreement and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation at December 31, 2014. The sale was completed in June 2015. In 2014 we also completed the disposal of two smaller businesses - Xerox Audio Visual Solutions, Inc. (XAV) and Truckload Management Services (TMS) - that were also reported as discontinued operations. All prior periods have been reclassified to conform to the presentation of these businesses as discontinued operations. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
During second quarter 2015, in connection with Fuji Xerox’s (FX) payment of its semi-annual dividend, we determined that the dividends were no longer subject to an additional tax as a result of a change in the U.K. - Japan Tax Treaty in December 2014. As of December 31, 2014, we had a deferred tax liability of $44 associated with this additional tax on the undistributed earnings of FX through that date. This deferred tax liability was no longer required as a result of the change in the Tax Treaty and, therefore, should have been reversed in December 2014. There was no impact on operating cash flows from this adjustment. We assessed the materiality of this error on our 2014 financial statements and concluded that it was not material to the fourth quarter or annual period. However, due to the impact of this adjustment on the current year consolidated financial statements, the accompanying unaudited Condensed Consolidated Balance Sheet has been revised as of December 31, 2014 to increase retained earnings by $44 and decrease our deferred tax liabilities by the same amount.

Xerox 2015 Form 10-Q

The following table presents the effect of this correction on our Consolidated Statements of Income for all periods affected:

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
	As Reported	As Revised	As Reported	As Revised
Income tax expense	$78	$34	$259	$215
Income from Continuing Operations	311	355	1,107	1,151
Net Income	162	206	992	1,036
Net Income Attributable to Xerox	156	200	969	1,013
Net Income Attributable to Xerox - continuing operations	305	349	1,084	1,128

Basic Earnings per Share:
Continuing Operations	$0.26	$0.30	$0.92	$0.96
Total Basic Earnings per Share	0.13	0.17	0.82	0.86

Diluted Earnings per Share:
Continuing Operations	$0.26	$0.30	$0.90	$0.94
Total Diluted Earnings per Share	0.13	0.17	0.81	0.85

The following table presents the effect this correction had on our Consolidated Balance Sheet at December 31, 2014:

	December 31, 2014
	As Reported	As Revised
Other long-term liabilities	$498	$454
Total Liabilities	16,600	16,556
Retained earnings	9,491	9,535
Xerox shareholders' equity	10,634	10,678
Total Equity	10,709	10,753
The correction did not have an effect on the Company’s operating cash flows. The following table presents the effect on the individual line items within operating cash flows of our Consolidated Statement of Cash Flows for the year ended December 31, 2014:

	Year Ended December 31, 2014
	As Reported	As Revised
Net income	$992	$1,036
Net change in income tax assets and liabilities	29	(15)

Note 2 – Recent Accounting Pronouncements
Fair Value Measurements: In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is being measured using the net asset value per share practical expedient. The amendments also remove the requirements to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. ASU 2015-07 is effective for our fiscal year beginning January 1, 2016, and is not expected to have a material impact on our financial condition, results of operations or cash flows.

Xerox 2015 Form 10-Q

Intangibles - Goodwill and Other - Internal Use Software: In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance in this update does not change GAAP for an entity's accounting for service contracts. Additionally, this update does not change the accounting guidance for a provider of cloud computing services. This update is effective for our fiscal year beginning January 1, 2016. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
Interest: In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs are currently reported as a deferred charge in Other long-term assets and were $33 at June 30, 2015. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
Consolidation: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update reduces the number of consolidation models by changing the evaluation of (a) limited partnerships and similar entities, (b) whether fees paid to a decision maker or service provider are variable interests in a variable interest entity, and (c) variable interests in a VIE held by related parties. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective or modified retrospective basis. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
Income Statement: In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Derivatives and Hedging: In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or cash flows.
Disclosures of Going Concern Uncertainties: In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations, or cash flows.

Xerox 2015 Form 10-Q

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
Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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

Xerox 2015 Form 10-Q

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
Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2015
Services	$2,569	$192	$5,083	$381
Document Technology	1,880	228	3,710	431
Other	141	(76)	266	(138)
Total	$4,590	$344	$9,059	$674
2014
Services	$2,651	$226	$5,236	$448
Document Technology	2,126	306	4,170	555
Other	164	(75)	306	(125)
Total	$4,941	$457	$9,712	$878

Xerox 2015 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2015	2014	2015	2014
Segment Profit	$344	$457	$674	$878
Reconciling items:
Restructuring and asset impairment charges, and related costs(1)	(160)	(46)	(178)	(75)
Restructuring charges of Fuji Xerox	(1)	1	(2)	(2)
Amortization of intangible assets	(79)	(78)	(156)	(155)
Equity in net income of unconsolidated affiliates	(29)	(33)	(63)	(75)
Other	(1)	—	—	1
Pre-tax Income	$74	$301	$275	$572
__________________________

(1)
Includes business transformation costs of $3 and $7 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $7 and $10 for the six months ended June 30, 2015 and June 30, 2014, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Note 4 – Acquisitions
In January 2015, we acquired Intellinex LLC (Intellinex), formerly Intrepid Learning Solutions, Inc., a Seattle-based company, for $28 in cash. Intellinex provides outsourced learning services primarily in the aerospace manufacturing and technology industries. The acquisition of Intellinex will solidify the position of Xerox's Learning Services unit as a leading provider of end-to-end outsourced learning services, and adds key vertical market expertise in the aerospace industry. Intellinex is included in our Services segment.
During 2015 we also acquired one additional business in our Services segment for approximately $14 in cash, and one additional business in our Document Technology segment for approximately $6 in cash.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition dates. The purchase prices were allocated primarily to intangible assets, goodwill and internal use software based on third-party valuations and management’s estimates.

Note 5 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014 we announced an agreement to sell the ITO business to Atos. As a result of this agreement and having met applicable accounting requirements, in the fourth quarter 2014, we began reporting the ITO business (disposal group) as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. The final sale price of approximately $940 ($930 net of cash sold) reflects closing adjustments, including an adjustment for changes in net asset values and additional proceeds for the condition of certain assets at the closing. Atos also assumed approximately $85 of capital lease obligations and pension liabilities. Net after-tax proceeds are estimated to be approximately $850, which reflects expected cash taxes as well as our transaction and transition costs associated with the disposal. The ITO business included approximately 9,600 employees in 42 countries, who were transferred to Atos upon closing.
In fourth quarter 2014, we recorded a net pre-tax loss of $181 related to the pending sale, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. In 2015, we recorded an additional net pre-tax loss of $72 ($68 in second quarter 2015) primarily related to adjustment of the sales price and related expenses associated with the disposal, as well as reserves for certain obligations and indemnifications we retained as part of the final closing negotiations. In addition, in second quarter 2015 we recorded tax expense of $54 primarily related to the difference between the book basis and tax basis of allocated goodwill, which could only be recorded upon final disposal of the business.
The transaction continues to be subject to post-closing adjustments primarily related to a final true-up of net assets and other indemnification obligations. The additional loss recorded in the second quarter 2015 reflects current estimates for these items. In the event there are additional charges associated with this disposal, we will record such amounts through discontinued operations in future periods.

Xerox 2015 Form 10-Q

Other Discontinued Operations:
Other discontinued operations include the 2014 closure of Xerox Audio Visual Solutions, Inc. (XAV) and the 2014 sale of our Truckload Management Services, Inc. (TMS) business.
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total
Revenues	$308	$—	$308	$341	$17	$358	$619	$—	$619	$669	$38	$707
Income (loss) from operations (1), (2)	43	—	43	23	—	23	104	—	104	44	(1)	43
Loss on disposal	(68)	—	(68)	—	(2)	(2)	(72)	—	(72)	—	—	—
Net (loss) income before income taxes	$(25)	$—	$(25)	$23	$(2)	$21	$32	$—	$32	$44	$(1)	$43
Income tax expense	(70)	—	(70)	(9)	(1)	(10)	(93)	—	(93)	(16)	(1)	(17)
(Loss) income from discontinued operations, net of tax	$(95)	$—	$(95)	$14	$(3)	$11	$(61)	$—	$(61)	$28	$(2)	$26
_______________

(1)
ITO Income from operations excludes depreciation and amortization expenses of approximately $41 and $80 (including $7 and $14 for intangible amortization) for the three and six months ended June 30, 2015, respectively, since the business was held for sale.

(2)	ITO Income from operations includes intangible amortization and other expenses of approximately $8 and $16 for the three and six months ended June 30, 2014, respectively.

The following is a summary of the major categories of assets and liabilities of the ITO business held for sale at December 31, 2014:

December 31, 2014
Accounts receivable, net	$213
Other current assets	146
Land, buildings and equipment, net	220
Intangible assets, net	197
Goodwill	337
Other long-term assets	147
Total Assets of Discontinued Operations	$1,260

Current portion of long-term debt	$31
Accounts payable	32
Accrued pension and benefit costs	9
Unearned income	64
Other current liabilities	112
Long-term debt	44
Pension and other benefit liabilities	25
Other long-term liabilities	54
Total Liabilities of Discontinued Operations	$371

Xerox 2015 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2015	December 31, 2014
Amounts billed or billable	$2,485	$2,421
Unbilled amounts	319	318
Allowance for doubtful accounts	(82)	(87)
Accounts Receivable, Net	$2,722	$2,652

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at June 30, 2015 and December 31, 2014 were approximately $926 and $945, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $59 and $73 at June 30, 2015 and December 31, 2014, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $539 and $580 remained uncollected as of June 30, 2015 and December 31, 2014, respectively.
Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accounts receivable sales	$586	$726	$1,188	$1,548
Deferred proceeds	57	96	119	220
Loss on sales of accounts receivable	3	4	6	8
Estimated decrease to operating cash flows(1)	(27)	(31)	(10)	(20)
__________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency.

Xerox 2015 Form 10-Q

Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There have been no transfers of finance receivables since the year ended December 31, 2013. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.
The following is a summary of our prior sales activity.

	Year Ended December 31,
	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
Pre-tax gain on sales	40	44
Net fees and expenses	5	5
The principal value of finance receivables derecognized from our balance sheet was $376 and $549 (sales value of approximately $404 and $596) at June 30, 2015 and December 31, 2014, respectively.

Summary
The lease portfolios transferred and sold were all from our Document Technology segment, and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $56 and $77 at June 30, 2015 and December 31, 2014, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $46 and $64 at June 30, 2015 and December 31, 2014, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Impact from prior sales of finance receivables(1)	$(89)	$(137)	$(194)	$(286)
Collections on beneficial interest	15	25	33	51
Estimated Decrease to Operating Cash Flows	$(74)	$(112)	$(161)	$(235)
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

Xerox 2015 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2014	$41	$20	$58	$12	$131
Provision	2	1	5	3	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(1)	—	—	(6)	—	(6)
Balance at March 31, 2015	$43	$18	$56	$14	$131
Provision	1	1	6	2	10
Charge-offs	(1)	(2)	(5)	(2)	(10)
Recoveries and other(1)	(1)	1	3	—	3
Balance at June 30, 2015	$42	$18	$60	$14	$134
Finance receivables as of June 30, 2015 collectively evaluated for impairment(2)	$1,710	$397	$1,619	$430	$4,156

Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Provision	1	2	11	1	15
Charge-offs	—	(4)	(8)	1	(11)
Recoveries and other(1)	—	2	—	—	2
Balance at June 30, 2014	$49	$20	$86	$9	$164
Finance receivables as of June 30, 2014 collectively evaluated for impairment(2)	$1,684	$421	$2,170	$339	$4,614
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude the allowance for credit losses of $134 and $164 at June 30, 2015 and 2014, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2015 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2015				December 31, 2014
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$191	$177	$59	$427	$195	$159	$55	$409
Government and education	556	13	4	573	589	13	3	605
Graphic arts	150	81	83	314	148	79	90	317
Industrial	91	41	16	148	92	41	18	151
Healthcare	87	25	14	126	84	26	14	124
Other	55	40	27	122	55	38	29	122
Total United States	1,130	377	203	1,710	1,163	356	209	1,728
Finance and other services	55	34	11	100	54	31	12	97
Government and education	67	8	2	77	76	8	2	86
Graphic arts	51	41	29	121	58	49	36	143
Industrial	24	13	4	41	24	13	4	41
Other	35	20	3	58	34	19	4	57
Total Canada	232	116	49	397	246	120	58	424
France	224	208	109	541	253	234	129	616
U.K./Ireland	246	95	4	345	255	101	6	362
Central(1)	217	216	28	461	230	278	30	538
Southern(2)	31	145	30	206	60	148	36	244
Nordics(3)	23	43	—	66	25	49	1	75
Total Europe	741	707	171	1,619	823	810	202	1,835
Other	167	205	58	430	195	163	40	398
Total	$2,270	$1,405	$481	$4,156	$2,427	$1,449	$509	$4,385
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2015
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$2	$11	$416	$427	$12
Government and education	16	3	3	22	551	573	25
Graphic arts	14	1	1	16	298	314	8
Industrial	4	1	1	6	142	148	7
Healthcare	3	1	1	5	121	126	5
Other	4	—	—	4	118	122	4
Total United States	48	8	8	64	1,646	1,710	61
Canada	9	2	1	12	385	397	11
France	—	—	1	1	540	541	31
U.K./Ireland	2	1	—	3	342	345	1
Central(1)	4	2	1	7	454	461	6
Southern(2)	12	4	3	19	187	206	10
Nordics(3)	1	—	—	1	65	66	3
Total Europe	19	7	5	31	1,588	1,619	51
Other	13	2	—	15	415	430	—
Total	$89	$19	$14	$122	$4,034	$4,156	$123

	December 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$399	$409	$13
Government and education	14	4	3	21	584	605	25
Graphic arts	12	1	1	14	303	317	6
Industrial	4	1	1	6	145	151	9
Healthcare	3	1	—	4	120	124	5
Other	3	1	—	4	118	122	6
Total United States	43	10	6	59	1,669	1,728	64
Canada	9	2	1	12	412	424	17
France	—	1	2	3	613	616	35
U.K./Ireland	1	—	—	1	361	362	1
Central(1)	2	2	1	5	533	538	15
Southern(2)	14	4	4	22	222	244	17
Nordics(3)	1	—	—	1	74	75	2
Total Europe	18	7	7	32	1,803	1,835	70
Other	13	1	—	14	384	398	—
Total	$83	$20	$14	$117	$4,268	$4,385	$151
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2015	December 31, 2014
Finished goods	$895	$778
Work-in-process	66	58
Raw materials	111	98
Total Inventories	$1,072	$934

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fuji Xerox	$25	$31	$56	$70
Other investments	4	2	7	5
Total Equity in Net Income of Unconsolidated Affiliates	$29	$33	$63	$75
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Summary of Operations:
Revenues	$2,389	$2,707	$5,120	$5,728
Costs and expenses	2,211	2,510	4,731	5,311
Income before income taxes	178	197	389	417
Income tax expense	63	67	129	125
Net Income	115	130	260	292
Less: Net income – noncontrolling interests	2	1	4	2
Net Income – Fuji Xerox	$113	$129	$256	$290
Weighted Average Exchange Rate(1)	121.39	102.13	120.27	102.41
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2015 Form 10-Q

Note 10 – Restructuring Programs
During the six months ended June 30, 2015, we recorded net restructuring and asset impairment charges of $171, which included approximately $38 of severance costs related to headcount reductions of approximately 1,000 employees worldwide, $3 of lease cancellations and $146 of asset impairments associated with a change in our Government Healthcare Solutions strategy in our Services segment. These costs were offset by $16 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the six months ended June 30, 2015 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2014	$93	$4	$—	$97
Provision	38	3	146	187
Reversals	(13)	(3)	—	(16)
Net Current Period Charges(1)	25	—	146	171
Charges against reserve and currency	(65)	(1)	(146)	(212)
Balance at June 30, 2015	$53	$3	$—	$56
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Charges against reserve	$(175)	$(40)	$(212)	$(81)
Asset impairments	146	3	146	7
Effects of foreign currency and other non-cash items	(1)	1	5	2
Restructuring Cash Payments	$(30)	$(36)	$(61)	$(72)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Services (1)(2)	$149	$5	$154	$14
Document Technology	8	26	17	42
Other	—	8	—	9
Total Net Restructuring Charges	$157	$39	$171	$65
_____________________________

(1)	The three months ended June 30,2015 includes $146 of software asset impairment charges.

(2)
The three months ended June 30, 2014 excludes $(1) related to the ITO business, which was reported as a discontinued operation up to its sale on June 30, 2015. Refer to Note 5 - Divestitures for additional information regarding this sale.

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

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense(1),(2)	$88	$96	$177	$195
Interest income(3)	89	101	181	203
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)
The six months ended June 30, 2015 and 2014 exclude $2 and $1, respectively, of interest on capital lease obligations related to our ITO business, which was reported as a discontinued operation up to its sale on June 30, 2015. These obligations were assumed by the purchaser of the ITO business. Refer to Note 5 - Divestitures for additional information regarding this sale.

(3)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net Payments on Debt
Net (payments) proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows were as follows:

	Six Months Ended June 30,
	2015	2014
Net proceeds on short-term debt	$514	$45
Proceeds from issuance of long-term debt	673	741
Payments on long-term debt(1)	(1,284)	(1,081)
Net payments on debt	$(97)	$(295)
____________

(1)	Includes current maturities.

Xerox 2015 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of June 30, 2015, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $5 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at June 30, 2015:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$5	2.44%	4.5%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions
At June 30, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,631, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 64% of these contracts mature within three months, 14% in three to six months, 21% in six to twelve months, and 1% in more than twelve months.

Xerox 2015 Form 10-Q

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2015:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$902	$(3)
U.S. Dollar/U.K. Pound Sterling	591	(5)
Japanese Yen/U.S. Dollar	464	(15)
Japanese Yen/Euro	302	(2)
U.S. Dollar/Euro	280	2
Canadian Dollar/Euro	278	5
U.K. Pound Sterling/Euro	212	1
Swiss Franc/Euro	109	—
Euro/U.S. Dollar	75	—
Euro/Canadian Dollar	65	1
Indian Rupee/U.S. Dollar	56	—
Philippine Peso/U.S. Dollar	51	(1)
Mexican Peso/U.S. Dollar	40	(2)
Mexican Peso/Euro	30	(1)
U.S. Dollar/Canadian Dollar	23	—
Swedish Krone/Euro	20	—
Euro/Danish Krone	20	—
All Other	113	—
Total Foreign Exchange Hedging	$3,631	$(20)
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2015.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts was $18 and $30 as of June 30, 2015 and December 31, 2014, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$7
	Other current liabilities	(20)	(39)
Foreign currency options	Other current assets	2	2
	Other current liabilities	(3)	—
Interest rate swaps	Other long-term assets	5	5
	Net Designated Derivative Liability	$(13)	$(25)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$13	$13
	Other current liabilities	(15)	(19)
	Net Undesignated Derivative Liability	$(2)	$(6)

Summary of Derivatives	Total Derivative Assets	$23	$27
	Total Derivative Liabilities	(38)	(58)
	Net Derivative Liability	$(15)	$(31)

Xerox 2015 Form 10-Q

Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(Loss) Gain on Derivative Instruments	2015	2014	2015	2014
Fair Value Hedges - Interest rate contracts
Derivative (loss) gain recognized in interest expense	$(4)	$5	$—	$2
Hedged item gain (loss) recognized in interest expense	4	(5)	—	(2)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative (loss) gain recognized in OCI (effective portion)	$(24)	$11	$7	$29
Derivative loss reclassified from AOCI to income - Cost of sales (effective portion)	—	(8)	(10)	(29)
During the three and six months ended June 30, 2015 and June 30, 2014, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At June 30, 2015, a net after-tax loss of $12 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2015	2014	2015	2014
Foreign exchange contracts – forwards	Other expense – Currency loss, net	$(50)	$—	$(35)	$—
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. During the three and six months ended June 30, 2015, currency gains (losses), net were $5 and $(1), respectively. During the three and six months ended June 30, 2014, currency gains, net were $1 and $0, respectively.

Xerox 2015 Form 10-Q

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2015	December 31, 2014
Assets:
Foreign exchange contracts - forwards	$16	$20
Foreign currency options	2	2
Interest rate swaps	5	5
Deferred compensation investments in cash surrender life insurance	97	94
Deferred compensation investments in mutual funds	34	32
Total	$154	$153
Liabilities:
Foreign exchange options	$3	$—
Foreign exchange contracts - forwards	35	58
Deferred compensation plan liabilities	145	135
Total	$183	$193
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,641	$1,641	$1,411	$1,411
Accounts receivable, net	2,722	2,722	2,652	2,652
Short-term debt	1,648	1,664	1,427	1,417
Long-term debt	5,998	6,262	6,314	6,719
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

Xerox 2015 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2015	2014	2015	2014	2015	2014
Service cost	$1	$3	$9	$8	$2	$2
Interest cost	38	38	53	67	8	9
Expected return on plan assets	(38)	(42)	(74)	(85)	—	—
Recognized net actuarial loss	6	6	21	14	1	—
Amortization of prior service credit	—	(1)	(2)	—	(8)	(10)
Recognized settlement loss	18	13	—	—	—	—
Recognized curtailment gain	—	—	—	—	(22)	—
Defined Benefit Plans	25	17	7	4	(19)	1
Defined contribution plans (3)	15	15	11	8	—	—
Net Periodic Benefit Cost	40	32	18	12	(19)	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial (gain) loss(1)	(140)	100	(2)	—	(58)	—
Amortization of prior service credit	—	1	2	—	8	10
Amortization of net actuarial loss	(24)	(19)	(21)	(14)	(1)	—
Curtailment gain - recognition of net prior service credit	—	—	—	—	22	—
Total Recognized in Other Comprehensive Loss(2)	(164)	82	(21)	(14)	(29)	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$(124)	$114	$(3)	$(2)	$(48)	$11

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2015	2014	2015	2014	2015	2014
Service cost	$2	$5	$17	$17	$4	$4
Interest cost	76	78	106	136	17	18
Expected return on plan assets	(76)	(80)	(147)	(172)	—	—
Recognized net actuarial loss	13	8	40	28	1	—
Amortization of prior service credit	(1)	(1)	(2)	(1)	(15)	(21)
Recognized settlement loss	45	25	—	—	—	—
Recognized curtailment gain	—	—	—	—	(22)	—
Defined Benefit Plans	59	35	14	8	(15)	1
Defined contribution plans (3)	31	30	20	18	—	—
Net Periodic Benefit Cost	90	65	34	26	(15)	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial (gain) loss(1)	(52)	297	(2)	—	(58)	—
Amortization of prior service credit	1	1	2	1	15	21
Amortization of net actuarial loss	(58)	(33)	(40)	(28)	(1)	—
Curtailment gain - recognition of net prior service credit	—	—	—	—	22	—
Total Recognized in Other Comprehensive Loss(2)	(109)	265	(40)	(27)	(22)	21
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$(19)	$330	$(6)	$(1)	$(37)	$22
_____________________________

Xerox 2015 Form 10-Q

(1)
The net actuarial (gain) loss for U.S. Plans primarily reflect; i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and ii) adjustments for the actual valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income (loss). Refer to Note 16 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.

(3)
The six months ended June 30, 2015 and 2014, exclude defined contribution expense of $4 and $4, respectively, related to our ITO business, which was reported as a discontinued operation up to its sale on June 30, 2015. Refer to Note 5 - Divestitures for additional information regarding this sale.

Plan Amendments
In June 2015, we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retire before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax curtailment gain of $22 in the second quarter 2015. The gain represents the recognition of deferred gains from other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees. The amendment is not expected to materially impact Retiree Health expense for the remainder of 2015.
Contributions
During the six months ended June 30, 2015, we made cash contributions of $98 ($13 U.S. and $85 Non-U.S.) to our defined benefit pension plans and $29 to our retiree health benefit plans. We presently anticipate additional cash contributions of $242 ($167 U.S. and $75 Non-U.S.) to our defined benefit pension plans and $42 to our retiree health benefit plans in 2015 for total full-year cash contributions of approximately $340 ($180 U.S. and $160 Non-U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans. In 2014, full-year cash contributions to our defined benefit pension plans were $284 ($124 U.S. and $160 Non-U.S.) and $70 to our retiree health benefit plans.

Xerox 2015 Form 10-Q

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (4)	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	237	(140)	97	10	107
Cash dividends declared- common(2)	—	—	—	(155)	—	(155)	—	(155)
Cash dividends declared - preferred(3)	—	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	3	54	—	—	—	57	—	57
Payments to acquire treasury stock, including fees	—	—	(611)	—	—	(611)	—	(611)
Cancellation of treasury stock	(30)	(370)	400	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(42)	(42)
Balance at June 30, 2015	$1,097	$3,967	$(316)	$9,605	$(4,299)	$10,054	$43	$10,097

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	547	(23)	524	12	536
Cash dividends declared-common(2)	—	—	—	(148)	—	(148)	—	(148)
Cash dividends declared-preferred(3)	—	—	—	(12)	—	(12)	—	(12)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	6	87	—	—	—	93	—	93
Payments to acquire treasury stock, including fees	—	—	(479)	—	—	(479)	—	(479)
Cancellation of treasury stock	(52)	(531)	583	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance at June 30, 2014	$1,165	$4,846	$(148)	$9,226	$(2,802)	$12,287	$118	$12,405
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Income (Loss) for components of AOCL.

(2)	Cash dividends declared on common stock of $0.07 per share in each quarter of 2015 and $0.0625 per share in each quarter of 2014.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2015 and 2014.

(4)	Balance at December 31, 2014 was revised - Refer to Note 1 - Basis of Presentation for additional information regarding this revision.
Treasury Stock
The following is a summary of the purchases of common stock made during the six months ended June 30, 2015 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2014	7,609	$105
Purchases (1)	50,081	611
Cancellations	(29,862)	(400)
June 30, 2015	27,828	$316
____________________________

(1)	Includes associated fees.

Xerox 2015 Form 10-Q

Note 16 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$191	$194	$92	$92	$(315)	$(315)	$94	$91
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(24)	(18)	11	7	7	7	29	20
Changes in cash flow hedges reclassed to earnings(1)	—	(1)	8	7	10	4	29	21
Other gains (losses)	1	—	1	1	—	(1)	—	—
Net Unrealized (Losses) Gains	(23)	(19)	20	15	17	10	58	41

Defined Benefit Plans Gains (Losses):
Net actuarial gains (losses)	200	123	(100)	(61)	112	69	(297)	(183)
Prior service amortization/curtailment(2)	(32)	(19)	(11)	(7)	(40)	(24)	(23)	(14)
Actuarial loss amortization/settlements(2)	46	32	33	22	99	67	61	41
Fuji Xerox changes in defined benefit plans, net(3)	8	8	3	3	27	27	30	30
Other (losses) gains(4)	(76)	(77)	(27)	(27)	27	26	(28)	(28)
Changes in Defined Benefit Plans Gains (Losses)	146	67	(102)	(70)	225	165	(257)	(154)

Other Comprehensive Income (Loss)	314	242	10	37	(73)	(140)	(105)	(22)
Less: Other comprehensive income attributable to noncontrolling interests	1	1	1	1	—	—	1	1
Other Comprehensive Income (Loss) Attributable to Xerox	$313	$241	$9	$36	$(73)	$(140)	$(106)	$(23)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2015	December 31, 2014
Cumulative translation adjustments	$(2,058)	$(1,743)
Other unrealized losses, net	(12)	(22)
Benefit plans net actuarial losses and prior service credits(1)	(2,229)	(2,394)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,299)	$(4,159)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2015 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$107	$255	$298	$521
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	101	249	286	509
Net (Loss) income from discontinued operations attributable to Xerox	(95)	11	(61)	26
Adjusted Net Income Available to Common Shareholders	$6	$260	$225	$535

Weighted average common shares outstanding	1,087,720	1,160,842	1,098,370	1,170,177
Basic Earnings per Share:
Continuing operations	$0.09	$0.21	$0.26	$0.43
Discontinued operations	(0.08)	0.01	(0.06)	0.03
Total	$0.01	$0.22	$0.20	$0.46

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$107	$255	$298	$521
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$101	$249	$286	$509
Net (Loss) income from discontinued operations attributable to Xerox	(95)	11	(61)	26
Adjusted Net Income Available to Common Shareholders	$6	$260	$225	$535

Weighted average common shares outstanding	1,087,720	1,160,842	1,098,370	1,170,177
Common shares issuable with respect to:
Stock options	1,409	3,116	1,615	3,369
Restricted stock and performance shares	16,140	16,801	15,300	15,792
Convertible preferred stock	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	1,105,269	1,180,759	1,115,285	1,189,338
Diluted Earnings per Share:
Continuing operations	$0.09	$0.21	$0.26	$0.43
Discontinued operations	(0.08)	0.01	(0.06)	0.02
Total	$0.01	$0.22	$0.20	$0.45

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	2,590	5,566	2,384	5,313
Restricted stock and performance shares	13,981	15,896	14,820	16,905
Convertible preferred stock	26,966	26,966	26,966	26,966
Total Anti-Dilutive Securities	43,537	48,428	44,170	49,184

Dividends per Common Share	$0.0700	$0.0625	$0.1400	$0.1250

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
As of June 30, 2015, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $728, with the decrease from December 31, 2014 balance of approximately $817 primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $728, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2015, we had $90 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $17 and additional letters of credit of approximately $223, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2015 Form 10-Q

Other Contingencies -
We have issued or provided the following guarantees as of June 30, 2015:

•
$426 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$656 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2015, we serviced a FFEL portfolio of approximately 2.5 million loans with an outstanding principal balance of approximately $36.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2015, other current liabilities included reserves of approximately $3 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

Indemnifications
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Where appropriate, an obligation for such indemnifications is recorded as a liability. Since the obligated amounts of these types of indemnifications are often not explicitly stated and/or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Overview
The overall second quarter 2015 performance of the Services segment was consistent with expectations for the quarter as we continued to experience higher costs associated with our Government Healthcare Solutions (GHS) Health Enterprise (HE) Medicaid platform implementations. Following a comprehensive review of the in-process HE Medicaid platform implementations and future market opportunities, we decided to change our GHS strategy in the second quarter 2015. As a result of that change in strategy, we recorded pre-tax non-cash software platform impairment charges of $146 million in the second quarter 2015. See "Services" section of "Segment Review" for further discussion. Document Technology segment revenues were slightly lower than expected driven by weakness in developing markets and lower supplies revenue, while segment margin was consistent with expectations.
Total revenue of $4.6 billion for the three months ended June 30, 2015 declined 7% from second quarter 2014, which includes a 4-percentage point negative impact from currency. Services segment revenues, which represented 56% of total revenue, decreased 3%, including a 4-percentage point negative impact from currency. Services segment margin of 7.5% decreased 1.0-percentage point as compared to the prior year primarily due to continued higher costs associated with our HE Medicaid platform implementations. Document Technology segment revenues decreased by 12%, including a 5-percentage point negative impact from currency, and reflected declines in equipment sales and post-sale revenue. Document Technology segment margin of 12.1% decreased 2.3-percentage points as compared to prior year primarily due to a lower gross margin and increased SAG as a percent of revenues.
Total revenue of $9.1 billion for the six months ended June 30, 2015 declined 7% from the prior year, which included a 4-percentage point negative impact from currency. Services segment revenues, which represented 56% of total revenue, decreased 3%, including a 4-percentage point negative impact from currency. Services segment margin of 7.5% decreased 1.1-percentage points as compared to the prior year primarily due to higher costs associated with our Health Enterprise platform implementations. Document Technology segment revenues decreased by 11%, including a 4-percentage point negative impact from currency, and reflected declines in equipment sales and post-sale revenue. Document Technology segment margin of 11.6% decreased 1.7-percentage points as compared to prior year.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2015 was $107 million and $298 million, respectively, and included $49 million and $97 million, respectively, of after-tax amortization of intangibles as well as after-tax software impairment charges of $90 million. Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2014 was $255 million and $521 million, respectively, and included $48 million and $96 million, respectively, of after-tax amortization of intangibles.

Xerox 2015 Form 10-Q

Cash flow from operations was $462 million for the six months ended June 30, 2015, as compared to $611 million in the prior year period. The $149 million decrease is primarily due to lower earnings. Cash provided by investing activities of $733 million reflects net proceeds from the sale of the ITO business of $930 million partially offset by capital expenditures of $197 million and acquisitions of $48 million. Cash used in financing activities was $908 million, reflecting $611 million for share repurchases, $97 million for net payments on debt and $159 million for dividends.
2015 Outlook
In our Document Technology segment, expected improvements in high-end and financing revenue have been more than offset by ongoing weakness in developing markets from both weak economies and from currency. As a result, we expect Document Technology segment revenues to continue to decline in the second half at a rate similar to the current rate, excluding the impact of currency. In the Services segment, we expect revenue growth to moderately improve from the current rate and be in the 2% range for the year, excluding the impact of currency, reflecting lower signings and acquisitions as well as the timing of new contract ramp and lost contract run-off. We expect total Company revenues to be down about 2% for full year 2015, excluding the impact of currency, which is consistent with the prior year. Based on current exchange rates, we expect currency to have approximately a 4-percentage point negative impact in 2015 at the total company level.
We are implementing a series of actions and initiatives in our Services segment to improve the second half performance including the acceleration of productivity actions, capturing attrition and implementing restructuring initiatives to reduce headcount. Accordingly, our second half restructuring expense will be focused on the Services segment. We expect modest sequential improvement in the Services segment margin in the third quarter with the fourth quarter 2015 clearly showing the greatest benefit reflecting both cost action timing and maturing yield from our operating model changes.
Document Technology segment margin for the second half 2015 is expected to be in-line with the current level, partly due to lower than expected pension expense.
The Company is adjusting its 2015 capital allocation plans - increasing expected share repurchases by $300 million to $1.3 billion and reducing expected acquisition investments to the range of $100 to $400 million, with $48 million spent on acquisitions in the first half of 2015.

Financial Review
In December 2014, Xerox Corporation announced that it had entered into an agreement to sell its Information
Technology Outsourcing (ITO) business to Atos S.E. (Atos). As a result of this agreement, we began reporting the ITO business as a Discontinued Operation. Prior period results have been revised to reflect this change. The sale was completed on June 30, 2015. Refer to Note 5 - Divestitures for additional information.

Xerox 2015 Form 10-Q

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	% Change	CC % Change	2015	2014	% Change	CC % Change	% of Total Revenue 2015	% of Total Revenue 2014
Equipment sales	$719	$781	(8)%	(3)%	$1,343	$1,496	(10)%	(6)%	15%	15%
Annuity revenue	3,871	4,160	(7)%	(3)%	7,716	8,216	(6)%	(2)%	85%	85%
Total Revenue	$4,590	$4,941	(7)%	(3)%	$9,059	$9,712	(7)%	(3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,224	$1,342	(9)%	(5)%	$2,350	$2,599	(10)%	(6)%
Less: Supplies, paper and other sales	(505)	(561)	(10)%	(8)%	(1,007)	(1,103)	(9)%	(7)%
Equipment Sales	$719	$781	(8)%	(3)%	$1,343	$1,496	(10)%	(6)%
Outsourcing, maintenance and rentals	$3,279	$3,501	(6)%	(2)%	$6,532	$6,915	(6)%	(1)%
Add: Supplies, paper and other sales	505	561	(10)%	(8)%	1,007	1,103	(9)%	(7)%
Add: Financing	87	98	(11)%	(5)%	177	198	(11)%	(4)%
Annuity Revenue	$3,871	$4,160	(7)%	(3)%	$7,716	$8,216	(6)%	(2)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Total revenue for second quarter 2015 decreased 7% as compared to second quarter 2014, with a 4-percentage point negative impact from currency. The 4-percentage point negative impact from currency reflects the significant weakening of our major foreign currencies against the U.S. Dollar as compared to the prior year. On a revenue weighted basis, our major European currencies and the Canadian dollar were approximately 18% weaker against the U.S. dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues, while overall non-U.S. revenues represent approximately one third of the total. Second quarter 2015 total revenues reflected the following:

•	Annuity revenue decreased 7% as compared to second quarter 2014, with a 4-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,279 million includes outsourcing revenue within our Services segment, and maintenance revenue (including bundled supplies) and rental revenue both primarily within our Document Technology segment. The decrease of 6% was primarily due to a 4-percentage point negative impact from currency, and a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $505 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 10% was primarily due to a 2-percentage point negative impact from currency and reduced supplies demand primarily due to lower equipment sales in prior periods, continued weakness in developing markets, and lower OEM sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within our Document Technology segment. The decrease of 11% reflects a 6-percentage point negative impact from currency and a declining finance receivables balance as a result of lower prior period equipment sales.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 8% as compared to second quarter 2014, with a 5-percentage point negative impact from currency. The decline reflects lower entry product sales, particularly in Eurasia and other developing market countries, and overall price declines that continue to be within our historical range of 5% to 10%, partially offset by increased Document Outsourcing and High-end product sales.

Xerox 2015 Form 10-Q

Total revenue for the six months ended June 30, 2015 decreased 7% as compared to the prior year period, with a 4-percentage point negative impact from currency. Second quarter 2015 total revenues reflected the following:

•
Annuity revenue for the six months ended June 30, 2015 decreased 6% as compared to the prior year period, with a 4-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $6,532 million includes outsourcing revenue within our Services segment, and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. The decrease of 6% was primarily due to a 5-percentage point negative impact from currency, and a decline in the Document Technology segment partially offset by growth in the Services segment.

◦
Supplies, paper and other sales of $1,007 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 9% was primarily due to a 2-percentage point negative impact from currency and reduced supplies demand primarily due to lower equipment sales in prior periods, continued weakness in developing markets, and lower OEM sales.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 11% reflects a 7-percentage point negative impact from currency and a declining finance receivables balance as a result of lower prior period equipment sales.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 10% as compared to the prior year period, with a 4-percentage point negative impact from currency. The decline reflects lower entry product sales, particularly in Eurasia and other developing market countries, lower production equipment sales, and overall price declines that continue to be within our historical range of 5% to 10%.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2015 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Total Gross Margin	31.1%	32.1%	(1.0) pts	31.1%	31.8%	(0.7) pts
RD&E as a % of Revenue	3.1%	2.9%	0.2 pts	3.1%	3.0%	0.1 pts
SAG as a % of Revenue	19.7%	19.4%	0.3 pts	20.1%	19.6%	0.5 pts
Operating Margin(1)	8.2%	9.8%	(1.6) pts	7.9%	9.2%	(1.3) pts
Pre-tax Income Margin	1.6%	6.1%	(4.5) pts	3.0%	5.9%	(2.9) pts
Operating Margin
Second quarter 2015 operating margin1 of 8.2% decreased 1.6-percentage points as compared to second quarter 2014, driven by a 1.0-percentage point decrease in gross margin and a 0.5-percentage point increase in operating expenses as a percent of revenue. The operating margin decrease includes lower Services margin driven by targeted resource and other investments and higher costs associated with our Government Healthcare Health Enterprise platform implementations. Unfavorable revenue mix within Document Technology and higher year-over-year pension expense and settlement losses (collectively referred to as "pension expense") also adversely impacted operating margin. These negative impacts were partially offset in both segments by restructuring savings and productivity improvements and a $22 million curtailment gain we recorded during the quarter following our decision to eliminate retiree-health benefits for U.S. active salaried employees effective as of December 31, 2015.
Operating Margin1 for the six months ended June 30, 2015 of 7.9% decreased 1.3-percentage points as compared to the prior year period, driven by a 0.7-percentage point decrease in gross margin and a 0.6-percentage point increase in operating expenses as a percent of revenue. The operating margin decrease includes lower Services margin driven by targeted resource and other investments and higher costs associated with our Government Healthcare Health Enterprise platform implementations. Unfavorable revenue mix within Document Technology and higher year-over-year pension expense and settlement losses (collectively referred to as "pension expense") also adversely impacted operating margin. These negative impacts were partially offset in both segments by restructuring savings and productivity improvements, moderating net currency benefits primarily from yen-based purchases and a $22 million curtailment gain we recorded during the second quarter 2015 following our decision to eliminate retiree-health benefits for U.S. active salaried employees effective as of December 31, 2015. While we continue to expect higher year-over-year pension expense throughout 2015 reflecting changes in the discount rate and the estimated impact on settlement losses, our current pension expense estimates are lower than originally anticipated.
(1)Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins
Second quarter 2015 gross margin of 31.1% decreased 1.0-percentage points as compared to second quarter 2014. Document Technology gross margin decreased 1.1-percentage points while Services gross margin was flat as compared to second quarter 2014. These impacts combined with a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a modest reduction in overall gross margin.
Gross margin for the six months ended June 30, 2015 of 31.1% decreased 0.7-percentage points as compared to the prior year period. Document Technology gross margin decreased 0.1-percentage points while Services gross margin decreased 0.2-percentage points as compared to the prior year period. These impacts combined with a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a modest reduction in overall gross margin.
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.

Xerox 2015 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
R&D	$112	$113	$(1)	$221	$226	$(5)
Sustaining engineering	30	30	—	62	62	—
Total RD&E Expenses	$142	$143	$(1)	$283	$288	$(5)

Second quarter 2015 RD&E as a percentage of revenue of 3.1% increased 0.2-percentage points from second quarter 2014. This increase was due primarily to the total company revenue decline and was only partially offset by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $142 million for the second quarter 2015 was $1 million lower than second quarter 2014.
RD&E as a percentage of revenue for the six months ended June 30, 2015 of 3.1% increased 0.1-percentage point from the prior year period. This increase was due primarily to the total company revenue decline and was only partially offset by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and modest restructuring and productivity improvements.
RD&E of $283 million for the six months ended June 30, 2015 was $5 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.
Innovation at Xerox is a core strength, and we continue to invest at levels that enhance our competitiveness, particularly in Services, color and software. R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.7% increased 0.3-percentage points from second quarter 2014. The increase was driven by total company revenue decline and increased investments in Services, partially offset by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) and restructuring and productivity improvements.
SAG of $906 million was $53 million lower than second quarter 2014. SAG expenses include a $39 million favorable impact from currency and reflect the following:

•	$27 million decrease in selling expenses.

•	$19 million decrease in general and administrative expenses.

•	$7 million decrease in bad debt expense. Second quarter 2015 bad debt expense remained at less than one percent of receivables.
SAG as a percentage of revenue for the six months ended June 30, 2015 of 20.1% increased 0.5-percentage points from the prior year period. The increase was driven by total company revenue decline and increased investments in Services, partially offset by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) and restructuring and productivity improvements.
SAG of $1,821 million for the six months ended June 30, 2015 was $83 million lower than the prior year period. SAG expenses include a $75 million favorable impact from currency and reflect the following:

•	$61 million decrease in selling expenses.

•	$21 million decrease in general and administrative expenses.

•	$1 million decrease in bad debt expense.

Xerox 2015 Form 10-Q

Restructuring and Asset Impairment Charges
During second quarter 2015, we recorded net restructuring and asset impairment charges of $157 million. Net restructuring charges of $11 million included $17 million of severance costs related to headcount reductions of approximately 420 employees worldwide, and $2 million of lease cancellation costs partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives. Asset impairment charges of $146 million were associated with software asset impairments resulting from a change in our Government Healthcare Solutions strategy in the Services segment. See Services section within "Segment Review" for further discussion.
During the six months ended June 30, 2015, we recorded net restructuring and asset impairment charges of $171 million. Net restructuring charges of $25 million included $38 million of severance costs related to headcount reductions of approximately 1,000 employees worldwide and $3 million of lease cancellation costs partially offset by $16 million of net reversals for changes in estimated reserves from prior period initiatives. Asset impairment charges of $146 million were associated with software asset impairments resulting from a change in our Government Healthcare Solutions strategy in the Services segment. See Services section within "Segment Review" for further discussion.
During second quarter 2014, we recorded net restructuring and asset impairment charges of $39 million, which included approximately $42 million of severance costs related to headcount reductions of approximately 900 employees worldwide, $1 million of lease cancellation costs and $3 million of asset impairments which were primarily related to a surplus facility in Canada. These costs were partially offset by $7 million of net reversals for changes in estimated reserves from prior period initiatives.
During the six months ended June 30, 2014, we recorded net restructuring and asset impairment charges of $65 million, which included $69 million of severance costs related to headcount reductions of approximately 2,100 employees worldwide, $2 million of lease cancellation costs and $7 million of asset impairments. Included within these amounts are approximately $5 million of severance costs and asset impairments associated with the decision to shut down a Services business in Latin America. These costs were offset by $13 million of net reversals primarily resulting from changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of June 30, 2015 for all programs was $56 million, of which $53 million is expected to be spent over the next twelve months.

In third quarter 2015, we expect to incur additional restructuring charges of approximately $0.01 per diluted share for actions and initiatives that have not yet been finalized.
Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment, which excludes the divested ITO business, was approximately 135,800 at June 30, 2015 and decreased by 2,000 from December 31, 2014, due primarily to the impact of restructuring actions and productivity improvements. Approximately 9,600 employees transferred to Atos on June 30, 2015 upon completion of the sale of the ITO business.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Non-financing interest expense	$56	$60	$112	$123
Interest income	(2)	(3)	(4)	(5)
Losses (gains) on sales of businesses and assets (1)	6	—	(10)	(30)
Currency (gains) losses, net	(5)	(1)	1	—
Litigation matters	3	(1)	2	(2)
Loss on sales of accounts receivable	3	4	6	8
Deferred compensation investment gains	—	(3)	(4)	(5)
All other expenses, net	7	9	11	15
Total Other Expenses, Net	$68	$65	$114	$104
_______________
(1) Excludes the loss on sale of the ITO business, which is reported in Discontinued Operations.

Xerox 2015 Form 10-Q

Note: Total Other Expenses, Net with the exception of Deferred compensation investment (gains) losses are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2015 of $56 million and $112 million, respectively, was $4 million and $11 million lower, respectively, than the prior year comparable periods. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $8 million and $18 million, respectively, from the prior year comparable period, driven by a lower average cost of debt and a lower average debt balance.
Losses (Gains) on Sales of Businesses and Assets: Gains on sales of businesses and assets for the six months ended June 30, 2014 was primarily the result of the sale of surplus facilities in Latin America.
Income Taxes
Second quarter 2015 effective tax rate was (12.2%) and was negative primarily due to the discrete tax benefit of the software impairment charge. On an adjusted basis1, second quarter 2015 tax rate was 25.8%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance.
The effective tax rate for the six months ended June 30, 2015 was 10.9% primarily due to the discrete tax benefit of the second quarter 2015 software impairment charges. On an adjusted basis1, the six months ended June 30, 2015 tax rate was 25.1%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance.
Second quarter 2014 effective tax rate was 24.3%. On an adjusted basis1, the three months ended June 30, 2014 tax rate was 27.2%, which was lower than the U.S. statutory tax rate primarily due to a net benefit from foreign tax credits and anticipated dividends and the geographical mix of profits.
The effective tax rate for the six months ended June 30, 2014 was 20.1%. On an adjusted basis1, the six months ended June 30, 2014 tax rate was 23.9%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits in the first quarter as well as foreign tax credits from anticipated dividends and the geographical mix of profits.
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
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization and software impairment charges, we anticipate that our effective tax rate for the full year and remaining quarters of 2015 will be approximately 25% to 27%.

(1)	Refer to the Effective Tax reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total equity in net income of unconsolidated affiliates	$29	$33	$63	$75
Fuji Xerox after-tax restructuring costs included in equity income	1	(1)	2	2
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $4 million and $12 million for the three and six months ended June 30, 2015, respectively, is primarily due to translation currency impacts.

Xerox 2015 Form 10-Q

Net Income from Continuing Operations
Second quarter 2015 net income from continuing operations attributable to Xerox was $107 million, or $0.09 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $246 million, or $0.22 per diluted share. Second quarter 2015 adjustments to net income reflects the amortization of intangible assets and non-cash software impairment charges.
Second quarter 2014 net income from continuing operations attributable to Xerox was $255 million, or $0.21 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $303 million, or $0.25 per diluted share. Second quarter 2014 adjustment to net income reflects the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2015 was $298 million, or $0.26 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $485 million, or $0.42 per diluted share, and reflects the adjustments for amortization of intangible assets and non-cash software impairment charges.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2014 was $521 million, or $0.43 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $617 million, or $0.51 per diluted share, and reflects the adjustment for the amortization of intangible assets.
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
Net Income
Second quarter 2015 net income attributable to Xerox was $12 million, or $0.01 per diluted share. Second quarter 2014 net income attributable to Xerox was $266 million, or $0.22 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2015 was $237 million, or $0.20 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2014 was $547 million, or $0.45 per diluted share.
Other Comprehensive Income
Second quarter 2015 Other comprehensive income attributable to Xerox was $241 million as compared to $36 million of income in the second quarter 2014. The increase in income of $205 million was primarily due to gains of $194 million in the second quarter 2015 from the translation of our foreign currency denominated net assets as compared to gains of $92 million in the second quarter 2014. The translation gains in the second quarter 2015 are primarily the result of the strengthening of our major foreign currencies against the U.S. Dollar. Overall, our major foreign currencies strengthened during the second quarter 2015 as follows: Euro - 4%, Canadian Dollar - 2% and Pound Sterling - 6%. In addition, net gains in the second quarter 2015 from changes in defined benefit plans of $67 million increased $137 million as compared to losses of $70 million in the second quarter 2014.
Other comprehensive loss attributable to Xerox for the six months ended June 30, 2015 was $140 million as compared to a $23 million loss in the prior year period. The increased loss of $117 million was primarily due to losses of $315 million in the in the six months ended June 30, 2015 from the translation of our foreign currency denominated net assets as compared to gains of $91 million in the prior year period. The translation losses in the six months ended June 30, 2015 are primarily the result of the significant weakening of our major foreign currencies in first half of 2015 as compared to the U.S. Dollar. During the six months ended June 30, 2015, the Euro and Canadian Dollar weakened by 8% and 6%, respectively, as the Pound Sterling was about flat for the period. Translation losses were partially offset by net gains of $165 million in the six months ended June 30, 2015 from changes in our defined benefit plans as compared to losses of $154 million in the prior year period.

Xerox 2015 Form 10-Q

Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.

Segment Review

	Three Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$134	$2,435	$2,569	56%	$192	7.5%
Document Technology	550	1,330	1,880	41%	228	12.1%
Other	35	106	141	3%	(76)	(53.9)%
Total	$719	$3,871	$4,590	100%	$344	7.5%

2014
Services	$128	$2,523	$2,651	54%	$226	8.5%
Document Technology	613	1,513	2,126	43%	306	14.4%
Other	40	124	164	3%	(75)	(45.7)%
Total	$781	$4,160	$4,941	100%	$457	9.2%

	Six Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$231	$4,852	$5,083	56%	$381	7.5%
Document Technology	1,059	2,651	3,710	41%	431	11.6%
Other	53	213	266	3%	(138)	(51.9)%
Total	$1,343	$7,716	$9,059	100%	$674	7.4%

2014
Services	$244	$4,992	$5,236	54%	$448	8.6%
Document Technology	1,189	2,981	4,170	43%	555	13.3%
Other	63	243	306	3%	(125)	(40.8)%
Total	$1,496	$8,216	$9,712	100%	$878	9.0%

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	% Change	CC % Change	2015	2014	% Change	CC % Change
Business Processing Outsourcing	$1,736	$1,796	(3)%	(1)%	$3,470	$3,563	(3)%	—%
Document Outsourcing	833	855	(3)%	4%	1,613	1,673	(4)%	3%
Total Services Revenue	$2,569	$2,651	(3)%	1%	$5,083	$5,236	(3)%	1%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency

Xerox 2015 Form 10-Q

Second quarter 2015 Services revenue of $2,569 million was 56% of total revenue and decreased 3% from second quarter 2014, with a 4-percentage point negative impact from currency.

•
BPO revenue decreased 3% with a 2-percentage point negative impact from currency, and represented 68% of total Services revenue. The decline was primarily driven by the anticipated run-off of the student loan business and the Texas Medicaid contract, which combined had a 3.5-percentage point negative impact on BPO revenue growth and a 2.4-percentage point negative impact on total Services revenue growth. Partially offsetting this decline during the quarter was moderating acquisition growth and organic growth in several lines of business net of lost business and pricing impacts that were consistent with prior trends.

◦
In second quarter 2015, BPO revenue mix across the major business areas was as follows: commercial business groups (excluding healthcare) - 45%; public sector - 28%; commercial healthcare - 14%; and government healthcare - 13%.

•
DO revenue decreased 3% with a 7-percentage point negative impact from currency, and represented 32% of total Services revenue. Growth from our partner print services offerings and from equipment sales due to higher signings was partially offset by declines in developing markets.

Services revenue for the six months ended June 30, 2015 of $5,083 million was 56% of total revenue and decreased 3% compared to the prior year period, with a 4-percentage point negative impact from currency.

•
BPO revenue decreased 3% with a 3-percentage point negative impact from currency, and represented 68% of total Services revenue. Growth from acquisitions and organic growth in several lines of business was offset by the decline from the anticipated run-off of the student loan business and the Texas Medicaid contract, which combined had a 3.8 percentage point negative impact on BPO revenue growth and a 2.6-percentage point negative impact on total Services revenue growth. In addition, revenue also reflected lost business and pricing that were consistent with prior trends. The negative year-over-year impact from the student loan business and Texas Medicaid contract will dissipate in the second half of 2015.

◦
BPO revenue mix for the six months ended June 30, 2015, across the major business areas was as follows: commercial business groups (excluding healthcare) - 45%; public sector - 27%; commercial healthcare - 15%; and government healthcare - 13%.

•
DO revenue decreased 4% with a 7-percentage point negative impact from currency, and represented 32% of total Services revenue. Growth from our partner print services offerings was partially offset by declines in developing markets.

Segment Margin
Second quarter 2015 Services segment margin of 7.5% decreased 1.0-percentage point from second quarter 2014 as anticipated, and was driven by a flat gross margin and increased SAG. Targeted resource and other investments, increased expenses associated with our Government Healthcare Solutions (GHS) Health Enterprise (HE) platform implementations and price declines more than offset ramping productivity improvements and restructuring benefits. Second quarter 2014 Services segment margin included a 0.6-percentage point negative impact from a net non-cash impairment charge as a result of the cancellation of a state health insurance exchange contract in our GHS business.
Services segment margin for the six months ended June 30, 2015 of 7.5% decreased 1.1-percentage points from the prior year period and was driven by a modest decline in gross margin and increased SAG. Targeted resource and other investments, increased expenses associated with our Government Healthcare Solutions (GHS) Health Enterprise (HE) platform implementations, increased compensation and benefit expenses and price declines more than offset ramping productivity improvements and restructuring benefits. Services segment margin for the six months ended June 30, 2014 included a 0.3-percentage point negative impact from a net non-cash impairment charge as a result of the cancellation of a state health insurance exchange contract in our GHS business.
Government Healthcare Solutions Strategy Change: During second quarter 2015, we made changes in our GHS strategy resulting from a comprehensive review of the in-process HE Medicaid platform implementations and future market opportunities. Going forward, we will focus on managing and completing the current HE implementations, and will be highly selective in responding to new Medicaid Management Information System (MMIS) opportunities, with an emphasis on our current Medicaid customers. In addition, we will discontinue investment in and sales of the Xerox Integrated Eligibility System in order to concentrate more of our future software development efforts on the existing HE implementations. As a result of these actions, in second quarter 2015 we recorded a pre-tax, non-cash software platform impairment charge of $146 million.
Operationally, our HE platform is performing well in the states where it has been implemented. Additionally, in June 2015, we achieved a significant milestone for the New Hampshire implementation and our HE platform overall with

Xerox 2015 Form 10-Q

the Center for Medicare and Medicaid Services having certified the New Hampshire system retroactive to the April 2013 implementation date. We continue to strengthen and improve our platform development and systems integration capabilities with additional resources and enhanced program management and quality control practices.
Changes in the healthcare market, including evolving regulations, have continued to impact our development work and project scope as well as the development work required by our clients and their providers. This has contributed to delays in meeting client delivery dates as well as increased delivery costs for these contracts. We consider these increased costs as well as risks and uncertainties in our estimates of revenues and costs under the percentage-of-completion (POC) accounting methodology. The POC estimation process is complex and challenging for these contracts due to their significant scope and duration and the highly technical nature of the implementations. As a result, throughout the respective development and implementation periods, there is the potential for additional changes in contract costs, productivity, performance penalties and other factors, all of which may result in material increases or decreases in future revenues and costs. We are seeking to mitigate these risks through the strategic and operational changes we are implementing.
GHS remains a significant and important business for us and we remain optimistic about it over the longer-term. Many areas of GHS are performing well in today’s ever-changing healthcare environment. These areas include services such as medical and pharmacy benefits management, fraud and abuse detection, eligibility support solutions and audit and compliance solutions. We will continue to assess and modify our GHS strategy as the marketplace and business conditions evolve.
Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Second quarter 2015 Services signings were $3.2 billion in Total Contract Value (TCV).
Signings were as follows:

(in billions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
BPO	$2.4	$4.1
DO	0.8	1.5
Total Signings	$3.2	$5.6

Signings increased 20% from second quarter 2014. Signings in the quarter included the previously announced New York MMIS contract and reflect a measurably lower level of renewal decision opportunities. Signings on a trailing twelve month (TTM) basis increased 1% from the comparable prior year period. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) increased 9% from second quarter 2014 but decreased 15% on a TTM basis. The above DO signings amount does not include signings from our growing partner print services offerings. As of June 30, 2015, the previously awarded Florida Tolling contract was still pending.
Note: TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.
Renewal Rate (Total Services): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The combined second quarter 2015 contract renewal rate for BPO and DO contracts was 82%, which was modestly below our target range of 85%-90%. Total renewal decision opportunities in the quarter were measurably below second quarter 2014. The renewal rate for the six months ended June 30, 2015 was 87%.
Pipeline: The sales pipeline includes the TCV of new business opportunities that potentially could be contracted within the next six months and excludes new business opportunities with estimated annual recurring revenue in excess of $100 million. Our total Services sales pipeline was flat with fourth quarter 2014 but has improved sequentially from first quarter 2015. Throughout 2015 we are comparing against the December 31, 2014 pipeline due to adjustments we made in fourth quarter 2014 to remove the ITO business, reflect the realignment of our Services go-to-market resources into industry focused business groups and revise the pipeline qualification criteria.

Xerox 2015 Form 10-Q

Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended June 30,		% Change	CC % Change	Six Months Ended June 30,		% Change	CC % Change
(in millions)	2015	2014			2015	2014
Equipment sales	$550	$613	(10)%	(6)%	$1,059	$1,189	(11)%	(7)%
Annuity revenue	1,330	1,513	(12)%	(7)%	2,651	2,981	(11)%	(6)%
Total Revenue	$1,880	$2,126	(12)%	(7)%	$3,710	$4,170	(11)%	(7)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Second quarter 2015 Document Technology revenue of $1,880 million decreased 12% from second quarter 2014, with a 5-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, second quarter 2015 aggregate document-related revenue decreased 9% from second quarter 2014, with a 5-percentage point negative impact from currency, which is in line with recent trends. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 10% from second quarter 2014 with a 4-percentage point negative impact from currency. The decrease in equipment sales reflects lower sales of entry products particularly in Eurasia and other developing market countries, and overall price declines that were within our historical range of 5% to 10%. Increased high-end product sales partially offset these declines.

•
Annuity revenue decreased by 12% from second quarter 2014, including a 5-percentage point negative impact from currency. The annuity revenue decrease reflects a modest decline in total pages, continued migration of customers to our partner print services offering (included in our Services segment), lower supplies demand and reduced financing revenue reflecting a lower finance receivables balance due to lower prior period equipment sales.

Document Technology revenue mix was 57% mid-range, 24% high-end and 19% entry, consistent with recent quarters.
Document Technology revenue for the six months ended June 30, 2015 of $3,710 million decreased 11% from the prior year period, with a 4-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, aggregate document-related revenue for the six months ended June 30, 2015 decreased 9% from the prior year period, with a 5-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 11% from the prior year period with a 4-percentage point negative impact from currency. The decrease in equipment sales reflects lower sales of entry products particularly in Eurasia and other developing market countries, lower sales of production products, and overall price declines that were within our historical range of 5% to 10%.

•
Annuity revenue decreased by 11% from the prior year period, including a 5-percentage point negative impact from currency. The annuity revenue reflects a modest decline in total pages, continued migration of customers to our partner print services offering (included in our Services segment), lower supplies demand and reduced financing revenue reflecting a lower finance receivable balance due to lower equipment sales.

Document Technology revenue mix was 57% mid-range, 23% high-end and 20% entry, consistent with recent quarters.
Overall our Document Technology business performance was in-line with expectations. However, total revenue declines are expected to remain at current levels for this segment, as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also impacted by price and page declines, which we expect to mitigate through continued focus on productivity and cost improvements.
Segment Margin
Second quarter 2015 Document Technology segment margin of 12.1% decreased by 2.3-percentage points from second quarter 2014, including a 1.1-percentage point decrease in gross margin. The gross margin decrease

Xerox 2015 Form 10-Q

reflects unfavorable revenue mix, price declines and the anticipated increase in pension expense, partially offset by the retiree health curtailment gain and restructuring and productivity benefits. SAG increased as a percent of revenue due to the impact of overall lower revenues and the net impact of higher pension expense that more than offset benefits from restructuring and productivity improvements and the curtailment gain.
Document Technology segment margin for the six months ended June 30, 2015 of 11.6% decreased by 1.7-percentage points from the prior year period primarily due to higher RD&E and SAG as a percent of revenue. Gross margin decreased by 0.1% reflecting unfavorable revenue mix, price declines and the anticipated increase in pension expense, partially offset by the retiree health curtailment gain and restructuring and productivity benefits. SAG increased as a percent of revenue due to the impact of overall lower revenues and the net impact of higher pension expense that more than offset benefits from restructuring and productivity improvements and the curtailment gain.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes installations for Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the second quarter 2015:
Entry:

•	24% decrease in color printers reflecting lower OEM sales.

•	9% increase in color multifunction devices including higher demand for new products.

•	12% decrease in black-and-white multifunction devices reflecting continued higher declines in developing markets including Eurasia.

Mid-Range:

•	4% increase in mid-range color including higher demand for new products.

•	2% decrease in mid-range black-and-white consistent with recent quarters.

High-End:

•	16% increase in high-end color systems is driven primarily by the new Versant and Color Press products. Excluding Fuji Xerox digital front-end sales, high-end color installs increased 12%.

•	4% increase in high-end black-and-white systems.
Installs for the six months ended June 30, 2015:
Entry:
Higher declines in developing markets, including Eurasia, have more than offset the benefits of new product launches and other Entry go-to-market investments over the last several quarters.

•	12% decrease in color printers reflecting lower OEM sales.

•	12% decrease in color multifunction devices including higher demand for new products.

•	18% decrease in black-and-white multifunction devices.

Mid-Range:

•	2% increase in mid-range color including higher demand for new products.

•	1% decrease in mid-range black-and-white consistent with recent quarters.

High-End:

•	12% increase in high-end color systems is driven primarily by the new Versant product. Excluding Fuji Xerox digital front-end sales, high-end color installs decreased 7%.

•	High-end black-and-white systems remained flat.
Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenues from DO installations are reported in our Services segment.

Xerox 2015 Form 10-Q

Other
Revenue
Second quarter 2015 Other revenue of $141 million decreased 14% from second quarter 2014, with no impact from currency. The decrease is due primarily to lower IT and networking hardware and services sales, and modestly lower paper and wide-format sales.
Other revenue for the six months ended June 30, 2015 of $266 million decreased 13% from prior year period, with no impact from currency. The decrease is due primarily to lower IT and networking hardware and services sales, and modestly lower paper and wide-format sales.
Total paper revenue (all within developing markets) comprises nearly 40% of Other segment revenue.

Segment Loss
Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment (gains) losses) are reported within the Other segment.
Second quarter 2015 Other segment loss of $76 million increased $1 million from second quarter 2014.
Other segment loss for the six months ended June 30, 2015 of $138 million increased $13 million from the prior year period, primarily driven by lower gains on asset sales.

Capital Resources and Liquidity
As of June 30, 2015 and December 31, 2014, total cash and cash equivalents were $1,641 million and $1,411 million, respectively. The increase in cash from year-end reflects proceeds from the sale of the ITO business and operating cash flow partially offset by share repurchases, capital investments and acquisitions. At June 30, 2015 and December 31, 2014, Commercial Paper Program borrowings were $661 million and $150 million, respectively, and there were no borrowings for either period under our letters of credit under our $2 billion Credit Facility.
We continue to expect cash flows from operations will be between $1.7 and $1.9 billion in 2015.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2015	2014
Net cash provided by operating activities	$462	$611	$(149)
Net cash provided by (used in) investing activities	733	(446)	1,179
Net cash used in financing activities	(908)	(910)	2
Effect of exchange rate changes on cash and cash equivalents	(57)	(12)	(45)
Increase (decrease) in cash and cash equivalents	230	(757)	987
Cash and cash equivalents at beginning of period	1,411	1,764	(353)
Cash and Cash Equivalents at End of Period	$1,641	$1,007	$634
Cash Flows from Operating Activities
Net cash provided by operating activities was $462 million for the six months ended June 30, 2015. The $149 million decrease in operating cash from the prior year period was primarily due to the following:

•	$239 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets and restructuring.

•	$90 million decrease primarily due to higher levels of inventory from lower supplies demand.

•	$52 million increase from accounts receivable primarily due to lower revenues and the timing of collections.

•	$50 million increase from accounts payable and accrued compensation primarily related to the timing of supplier payments.

•	$20 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$18 million increase due to lower pension contributions and restructuring payments primarily due to timing.

•
$9 million increase from finance receivables primarily related to less of an impact from prior period sales of receivables partially offset by a lower net run-off. See “Sales of Finance Receivables” for further discussion.

Xerox 2015 Form 10-Q

Cash flow from operations for the six months ended June 30, 2015 and 2014 included a source of cash of $39 million and $13 million, respectively, related to the ITO business.
Cash Flows from Investing Activities
Net cash provided by investing activities was $733 million for the six months ended June 30, 2015 as compared to a $446 million use of cash in the prior year period. The change was primarily due to the following:

•	$930 million of net proceeds from the sale of the ITO business. See Note 5 - Divestitures, for additional information.

•
$233 million change from acquisitions. 2015 reflects the acquisition of Intrepid Learning Solutions, Inc. for $28 million and $20 million for other acquisitions while 2014 acquisitions include ISG Holdings, Inc. for $225 million and Invoco Holding Gmbh for $54 million.

•	$29 million due to lower capital expenditures (including internal use software).

Capital expenditures (including internal use software) for the six months ended June 30, 2015 and 2014 included $42 million and $47 million, respectively related to the ITO business.
Cash Flows from Financing Activities
Net cash used in financing activities was $908 million for the six months ended June 30, 2015. The $2 million decrease in the use of cash from the prior year period was primarily due to the following:

•
$198 million decrease from net debt activity. 2015 reflects payment of $1,250 million on Senior Notes offset by net proceeds of $648 million from the issuance of Senior Notes and an increase of $511 million in Commercial Paper. 2014 reflects payments of $1 billion on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes and an increase of $50 million in Commercial Paper.

•	$132 million increase in share repurchases.

•	$39 million increase due to higher distributions to noncontrolling interests.

•	$25 million increase due to lower proceeds from the issuance of common stock under our stock option plans.

Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2015	December 31, 2014
Total finance receivables, net(1)	$4,022	$4,254
Equipment on operating leases, net	500	525
Total Finance Assets, net(2)	$4,522	$4,779
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2014 includes a decrease of $137 million due to currency across all Finance Assets.
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

(in millions)	June 30, 2015	December 31, 2014
Financing debt(1)	$3,957	$4,182
Core debt	3,689	3,559
Total Debt	$7,646	$7,741
____________________________

(1)
Financing debt includes $3,519 million and $3,722 million as of June 30, 2015 and December 31, 2014, respectively, of debt associated with total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2015 Form 10-Q

The following summarizes the components of our debt:

(in millions)	June 30, 2015	December 31, 2014
Principal debt balance(1)	$7,636	$7,722
Net unamortized discount	(52)	(54)
Fair value adjustments(2)
- terminated swaps	57	68
- current swaps	5	5
Total Debt	$7,646	$7,741
____________________________

(1)	Includes Notes Payable of $3 million and $1 million and Commercial Paper of $661 million and $150 million as of June 30, 2015 and December 31, 2014, respectively.

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

Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Accounts receivable sales	$586	$726	$1,188	$1,548
Deferred proceeds	57	96	119	220
Loss on sales of accounts receivable	3	4	6	8
Estimated decrease to operating cash flows(1)	(27)	(31)	(10)	(20)
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
The net impact on operating cash flows from these transactions for the periods presented is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Impact from prior sales of finance receivables(1)	$(89)	$(137)	$(194)	$(286)
Collections on beneficial interest	15	25	33	51
Estimated Decrease to Operating Cash Flows	$(74)	$(112)	$(161)	$(235)
______________

(1)	Represents cash that would have been collected had we not sold finance receivables.

Xerox 2015 Form 10-Q

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2015 Q3	$672
2015 Q4	8
2016	977
2017	1,026
2018	1,019
2019	1,160
2020	807
2021	1,067
2022	—
2023	—
2024 and thereafter	900
Total	$7,636
Treasury Stock
During the second quarter 2015, we repurchased 34.0 million shares for an aggregate cost of $395 million, including fees. Through July 27, 2015, we repurchased an additional 13.7 million shares at an aggregate cost of $145.7 million, including fees, for a cumulative total of 643.8 million shares at a cost of $7.2 billion, including fees.

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

Xerox 2015 Form 10-Q

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
The following items represent the current adjustments to our reported earnings measures:

Amortization of intangible assets - The amortization of intangible assets is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

Software impairment charge - The software impairment charge is excluded due to its non-cash impact and the unique nature of the item both in terms of the amount and the fact that it was the result of a specific management action involving a change in strategy in our Government Healthcare Solutions business. See Services within the "Segment Review" section for further discussion.

Deferred tax liability adjustment (Refer to Note 1 - Basis of Presentation for additional information.) - The deferred tax liability adjustment was excluded due its non-cash impact and the unusual nature of the item both in terms of amount and the fact that it was the result of an infrequent change in a tax treaty impacting future distributions from Fuji Xerox.
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the amortization of intangible assets, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. Restructuring charges consist of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment charges include costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exit from a business, or other strategic business changes. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.

Xerox 2015 Form 10-Q

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$107	$0.09	$255	$0.21	$298	$0.26	$521	$0.43
Adjustments:
Amortization of intangible assets	49	0.05	48	0.04	97	0.08	96	0.08
Software Impairment	90	0.08	—	—	90	0.08	—	—
Adjusted	$246	$0.22	$303	$0.25	$485	$0.42	$617	$0.51
Weighted average shares for adjusted EPS(2)		1,105		1,208		1,115		1,216
Fully diluted shares at end of period(3)		1,113				1,113
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)
Average shares for the 2015 calculations of adjusted EPS exclude 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was included. Average shares for 2014 calculations of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at June 30, 2015, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the second quarter 2015.

Xerox 2015 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$74	$(9)	(12.2)%	$301	$73	24.3%	$275	$30	10.9%	$572	$115	20.1%
Adjustments:
Amortization of intangible assets	79	30		78	30		156	59		155	59
Software Impairment	146	56		—	—		146	56		—	—
Adjusted	$299	$77	25.8%	$379	$103	27.2%	$577	$145	25.1%	$727	$174	23.9%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$74	$4,590	1.6%	$301	$4,941	6.1%	$275	$9,059	3.0%	$572	$9,712	5.9%
Adjustments:
Amortization of intangible assets	79			78			156			155
Restructuring and asset impairment charges	157			39			171			65
Other expenses, net	68			65			114			104
Adjusted Operating Income/Margin	$378	$4,590	8.2%	$483	$4,941	9.8%	$716	$9,059	7.9%	$896	$9,712	9.2%
Equity in net income of unconsolidated affiliates	29			33			63			75
Business transformation costs	3			7			7			10
Fuji Xerox restructuring charge	1			(1)			2			2
Other expenses, net*	(67)			(65)			(114)			(105)
Segment Profit / Revenue	$344	$4,590	7.5%	$457	$4,941	9.2%	$674	$9,059	7.4%	$878	$9,712	9.0%
____________________________

(1)	Profit and revenue from continuing operations attributable to Xerox.
* Includes rounding adjustments.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Xerox 2015 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2015
During the quarter ended June 30, 2015, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 30, 2015: Registrant issued 3,788 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $12.885 per DSU (aggregate price $48,808), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2015 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2015
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30	6,135,100	$12.84	6,135,100	$1,249,769,448
May 1 through 31	13,300,850	11.42	13,300,850	1,097,836,023
June 1 through 30	14,527,282	11.24	14,527,282	934,622,136
Total	33,963,232		33,963,232
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $7.1 billion has been used through June 30, 2015. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	53,264	$12.72	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	211	10.98	n/a	n/a
Total	53,475
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
Date: July 31, 2015

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