Form 10-Q
period 2015-09-30
XEROX CORP
filed 2015-10-30
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2015
Common Stock, $1 par value	1,012,402,754 shares

Xerox 2015 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
On October 26, 2015, Xerox announced that its Board of Directors had authorized a review of the Company’s business portfolio and capital allocation options, with the goal of enhancing shareholder value. No assurance can be given as to the outcome or timing of completion of the review. Xerox does not intend to make any further public comment regarding the review prior to its completion. The forward looking statements in this Report are subject to the risk that the Company’s business portfolio and/or capital allocation could change as a result of the review.

Xerox 2015 Form 10-Q

XEROX CORPORATION
FORM 10-Q
September 30, 2015

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2015 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2015	2014	2015	2014
Revenues
Sales	$1,150	$1,275	$3,500	$3,874
Outsourcing, maintenance and rentals	3,098	3,424	9,630	10,339
Financing	85	96	262	294
Total Revenues	4,333	4,795	13,392	14,507
Costs and Expenses
Cost of sales	721	774	2,171	2,384
Cost of outsourcing, maintenance and rentals	2,592	2,444	7,316	7,386
Cost of financing	33	35	98	107
Research, development and engineering expenses	135	139	418	427
Selling, administrative and general expenses	855	942	2,676	2,846
Restructuring and asset impairment charges	20	27	191	92
Amortization of intangible assets	77	77	233	232
Other expenses, net	73	71	187	175
Total Costs and Expenses	4,506	4,509	13,290	13,649
(Loss) Income before Income Taxes and Equity Income	(173)	286	102	858
Income tax (benefit) expense	(105)	66	(75)	181
Equity in net income of unconsolidated affiliates	40	44	103	119
(Loss) Income from Continuing Operations	(28)	264	280	796
(Loss) income from discontinued operations, net of tax	(3)	8	(64)	34
Net (Loss) Income	(31)	272	216	830
Less: Net income attributable to noncontrolling interests	3	6	13	17
Net (Loss) Income Attributable to Xerox	$(34)	$266	$203	$813

Amounts Attributable to Xerox:
Net (loss) income from continuing operations	$(31)	$258	$267	$779
Net (loss) income from discontinued operations	(3)	8	(64)	34
Net (Loss) Income Attributable to Xerox	$(34)	$266	$203	$813

Basic (Loss) Earnings per Share:
Continuing operations	$(0.04)	$0.22	$0.23	$0.65
Discontinued operations	—	0.01	(0.06)	0.03
Total Basic (Loss) Earnings per Share	$(0.04)	$0.23	$0.17	$0.68
Diluted (Loss) Earnings per Share:
Continuing operations	$(0.04)	$0.21	$0.23	$0.64
Discontinued operations	—	0.01	(0.06)	0.03
Total Diluted (Loss) Earnings per Share	$(0.04)	$0.22	$0.17	$0.67

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net (loss) income	$(31)	$272	$216	$830
Less: Net income attributable to noncontrolling interests	3	6	13	17
Net (Loss) Income Attributable to Xerox	(34)	266	203	813

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(206)	(492)	(521)	(401)
Unrealized gains (losses), net	8	(9)	18	32
Changes in defined benefit plans, net	97	73	262	(81)
Other Comprehensive Loss, Net	(101)	(428)	(241)	(450)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	(2)	(1)	(1)
Other Comprehensive Loss, Net Attributable to Xerox	(100)	(426)	(240)	(449)

Comprehensive (Loss) Income, Net	(132)	(156)	(25)	380
Less: Comprehensive income, net attributable to noncontrolling interests	2	4	12	16
Comprehensive (Loss) Income, Net Attributable to Xerox	$(134)	$(160)	$(37)	$364

(1) Refer to Note 16 - Other Comprehensive Loss for gross components of Other Comprehensive Loss, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2015	December 31, 2014 (1)
Assets
Cash and cash equivalents	$804	$1,411
Accounts receivable, net	2,612	2,652
Billed portion of finance receivables, net	115	110
Finance receivables, net	1,314	1,425
Inventories	1,110	934
Assets of discontinued operations	—	1,260
Other current assets	1,044	1,082
Total current assets	6,999	8,874
Finance receivables due after one year, net	2,570	2,719
Equipment on operating leases, net	491	525
Land, buildings and equipment, net	1,044	1,123
Investments in affiliates, at equity	1,387	1,338
Intangible assets, net	1,840	2,031
Goodwill	8,839	8,805
Other long-term assets	1,776	2,243
Total Assets	$24,946	$27,658
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,183	$1,427
Accounts payable	1,477	1,584
Accrued compensation and benefits costs	696	754
Unearned income	435	431
Liabilities of discontinued operations	—	371
Other current liabilities	1,591	1,509
Total current liabilities	5,382	6,076
Long-term debt	6,393	6,314
Pension and other benefit liabilities	2,493	2,847
Post-retirement medical benefits	769	865
Other long-term liabilities	403	454
Total Liabilities	15,440	16,556

Series A Convertible Preferred Stock	349	349

Common stock	1,078	1,124
Additional paid-in capital	3,632	4,283
Treasury stock, at cost	(691)	(105)
Retained earnings	9,493	9,535
Accumulated other comprehensive loss	(4,399)	(4,159)
Xerox shareholders’ equity	9,113	10,678
Noncontrolling interests	44	75
Total Equity	9,157	10,753
Total Liabilities and Equity	$24,946	$27,658

Shares of common stock issued	1,077,523	1,124,354
Treasury stock	(65,120)	(7,609)
Shares of Common Stock Outstanding	1,012,403	1,116,745
(1) Certain prior year amounts have been revised - Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2015 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(31)	$272	$216	$830
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	317	349	910	1,070
Provision for receivables	16	18	48	56
Provision for inventory	8	6	24	20
Net loss (gain) on sales of businesses and assets	5	(9)	67	(38)
Undistributed equity in net income of unconsolidated affiliates	(37)	(37)	(71)	(77)
Stock-based compensation	(8)	26	37	76
Restructuring and asset impairment charges	20	28	191	93
Payments for restructurings	(20)	(31)	(81)	(103)
Contributions to defined benefit pension plans	(50)	(101)	(148)	(206)
Decrease (increase) in accounts receivable and billed portion of finance receivables	115	(96)	(130)	(485)
Collections of deferred proceeds from sales of receivables	58	106	192	332
Increase in inventories	(61)	(34)	(254)	(137)
Increase in equipment on operating leases	(71)	(81)	(210)	(204)
(Increase) decrease in finance receivables	(30)	28	48	82
Collections on beneficial interest from sales of finance receivables	10	20	37	62
Increase in other current and long-term assets	(34)	(61)	(94)	(179)
(Decrease) increase in accounts payable and accrued compensation	(67)	126	(105)	38
Increase (decrease) in other current and long-term liabilities	271	28	188	(80)
Net change in income tax assets and liabilities	(142)	56	(93)	128
Net change in derivative assets and liabilities	(19)	(4)	(17)	(25)
Other operating, net	21	(14)	(22)	(47)
Net cash provided by operating activities	271	595	733	1,206
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(39)	(91)	(191)	(277)
Proceeds from sales of land, buildings and equipment	7	8	23	43
Cost of additions to internal use software	(26)	(21)	(71)	(61)
Proceeds from sale of businesses	6	1	939	16
Acquisitions, net of cash acquired	(153)	(25)	(201)	(306)
Other investing, net	(1)	—	28	11
Net cash (used in) provided by investing activities	(206)	(128)	527	(574)
Cash Flows from Financing Activities:
Net payments on debt	(74)	(40)	(171)	(335)
Common stock dividends	(84)	(77)	(231)	(218)
Preferred stock dividends	(6)	(6)	(18)	(18)
Proceeds from issuances of common stock	3	10	17	49
Excess tax benefits from stock-based compensation	14	9	17	15
Payments to acquire treasury stock, including fees	(691)	(251)	(1,302)	(730)
Repurchases related to stock-based compensation	(49)	(39)	(50)	(40)
Distributions to noncontrolling interests	(1)	(23)	(57)	(40)
Other financing	—	—	(1)	(10)
Net cash used in financing activities	(888)	(417)	(1,796)	(1,327)
Effect of exchange rate changes on cash and cash equivalents	(14)	(42)	(71)	(54)
(Decrease) increase in cash and cash equivalents	(837)	8	(607)	(749)
Cash and cash equivalents at beginning of period	1,641	1,007	1,411	1,764
Cash and Cash Equivalents at End of Period	$804	$1,015	$804	$1,015

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
In December 2014 we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of this agreement and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation at December 31, 2014 through its sale, which was completed on June 30, 2015. In 2014 we also completed the disposal of two smaller businesses - Xerox Audio Visual Solutions, Inc. (XAV) and Truckload Management Services (TMS) - that were also reported as discontinued operations. All prior periods have been reclassified to conform to the presentation of these businesses as discontinued operations. Refer to Note 5 - Divestitures, for additional information regarding discontinued operations.
During the third quarter 2015, we recorded a $16 out-of-period adjustment associated with the over accrual of an employee benefit liability account. The impact of this adjustment was not material to any individual prior quarter or year and is not material to anticipated 2015 results.
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

Xerox 2015 Form 10-Q

Note 2 – Recent Accounting Pronouncements
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
Interest: In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs are currently reported as a deferred charge in Other long-term assets and were $34 at September 30, 2015. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
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
Other Updates
In 2015 and 2014, the FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows when adopted in future periods. Those updates are as follows:

•	Business Combinations: ASU 2015-16, Accounting for Measurement Period Adjustments in a Business Combination, which is effective for our fiscal year beginning January 1, 2016.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017.

•
Fair Value Measurements: ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which is effective for our fiscal year beginning January 1, 2016.

•
Intangibles - Goodwill and Other - Internal Use Software: ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement., which is effective for our fiscal year beginning January 1, 2016.

Xerox 2015 Form 10-Q

•
Consolidation: ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective or modified retrospective basis.

•
Income Statement: ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The standard primarily involves presentation and disclosure.

•
Derivatives and Hedging: ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which is effective for our fiscal year beginning January 1, 2016, with early adoption permitted.

•
Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for our fiscal year beginning January 1, 2016, with early adoption permitted.

•
Stock Compensation: ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, which is effective for our fiscal year beginning January 1, 2016, with early adoption permitted.

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

Xerox 2015 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2015
Services (1)	$2,416	$(184)	$7,499	$197
Document Technology	1,778	227	5,488	658
Other	139	(76)	405	(214)
Total	$4,333	$(33)	$13,392	$641
2014
Services	$2,623	$240	$7,859	$688
Document Technology	2,029	284	6,199	839
Other	143	(82)	449	(207)
Total	$4,795	$442	$14,507	$1,320
__________________________

(1)
The Services segment results for the three and nine months ended September 30,2015 include a charge of $389 related to our Health Enterprise platform implementations in California and Montana. $116 of the charge was recorded as a reduction to revenues and the remainder of $273 was recorded to Cost of outsourcing, maintenance and rentals.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2015	2014	2015	2014
Segment (Loss) Profit	$(33)	$442	$641	$1,320
Reconciling items:
Restructuring and asset impairment charges, and related costs(1)	(22)	(33)	(200)	(108)
Restructuring charges of Fuji Xerox	(2)	(1)	(4)	(3)
Amortization of intangible assets	(77)	(77)	(233)	(232)
Equity in net income of unconsolidated affiliates	(40)	(44)	(103)	(119)
Other	1	(1)	1	—
Pre-tax (Loss) Income	$(173)	$286	$102	$858
__________________________

(1)
Includes business transformation costs of $2 and $6 for the three months ended September 30, 2015 and 2014, respectively, and $9 and $16 for the nine months ended September 30, 2015 and 2014, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Note 4 – Acquisitions
In September 2015, we acquired RSA Medical LLC (RSA Medical), a leading provider of health assessment and risk management for members interacting with health and life insurance companies, for $141 in cash. The acquisition of RSA Medical will expand Xerox's portfolio of healthcare service offerings to payers and life insurers using predictive analytics to enhance member outreach services aimed at improving overall population health. RSA Medical is included in our Services segment.
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
During 2015 we also acquired two additional businesses in our Services segment for approximately $26 in cash, and one additional business in our Document Technology segment for approximately $6 in cash.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition dates. The purchase prices were allocated primarily to intangible assets, goodwill and internal use software based on third-party valuations and management’s estimates.

Xerox 2015 Form 10-Q

Note 5 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014 we announced an agreement to sell the ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. The final sale price of approximately $940 ($930 net of cash sold) reflects closing adjustments, including an adjustment for changes in net asset values and additional proceeds for the condition of certain assets at the closing. Atos also assumed approximately $85 of capital lease obligations and pension liabilities. Net after-tax proceeds are estimated to be approximately $850, which reflects expected cash taxes as well as our transaction and transition costs associated with the disposal. The ITO business included approximately 9,600 employees in 42 countries, who were transferred to Atos upon closing.
In fourth quarter 2014, we recorded a net pre-tax loss of $181 related to the pending sale, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. In 2015, we recorded an additional net pre-tax loss of $77 ($5 in third quarter 2015) primarily related to adjustment of the sales price and related expenses associated with the disposal, as well as reserves for certain obligations and indemnifications we retained as part of the final closing negotiations. In addition, we recorded tax expense of $52 ($2 in third quarter 2015) primarily related to the difference between the book basis and tax basis of allocated goodwill, which could only be recorded upon final disposal of the business. The amounts recorded in third quarter 2015 primarily represent changes in estimates associated with post-closing adjustments.
The transaction continues to be subject to post-closing adjustments primarily related to a final true-up of net assets and other indemnification obligations. In the event there are additional charges associated with this disposal, we will record such amounts through discontinued operations in future periods.
Other Discontinued Operations
Other discontinued operations include the 2014 closure of Xerox Audio Visual Solutions, Inc. (XAV) and the 2014 sale of our Truckload Management Services, Inc. (TMS) business.
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total
Revenues	$—	$—	$—	$325	$6	$331	$619	$—	$619	$993	$45	$1,038
Income (loss) from operations (1), (2)	—	—	—	15	(1)	14	104	—	104	58	(1)	57
Loss on disposal	(5)	—	(5)	—	(1)	(1)	(77)	—	(77)	—	(1)	(1)
Net (loss) income before income taxes	$(5)	$—	$(5)	$15	$(2)	$13	$27	$—	$27	$58	$(2)	$56
Income tax benefit (expense)	2	—	2	(6)	1	(5)	(91)	—	(91)	(21)	(1)	(22)
(Loss) income from discontinued operations, net of tax	$(3)	$—	$(3)	$9	$(1)	$8	$(64)	$—	$(64)	$37	$(3)	$34
_______________

(1)
ITO Income from operations for the nine months ended September 30, 2015, excludes approximately $80 of depreciation and amortization expenses (including $14 for intangible amortization) since the business was held for sale.

(2)
ITO Income from operations for the three and nine months ended September 30, 2014, includes approximately $41 and $121, respectively, of depreciation and amortization expense (including intangible amortization of approximately $7 and $21, respectively).

Xerox 2015 Form 10-Q

The following is a summary of the major categories of assets and liabilities of the ITO business held for sale at December 31, 2014:

December 31, 2014
Accounts receivable, net	$213
Other current assets	146
Land, buildings and equipment, net	220
Intangible assets, net	197
Goodwill	337
Other long-term assets	147
Total Assets of Discontinued Operations	$1,260

Current portion of long-term debt	$31
Accounts payable	32
Accrued pension and benefit costs	9
Unearned income	64
Other current liabilities	112
Long-term debt	44
Pension and other benefit liabilities	25
Other long-term liabilities	54
Total Liabilities of Discontinued Operations	$371

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2015	December 31, 2014
Amounts billed or billable	$2,399	$2,421
Unbilled amounts	294	318
Allowance for doubtful accounts	(81)	(87)
Accounts Receivable, Net	$2,612	$2,652

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at September 30, 2015 and December 31, 2014 were approximately $875 and $945, respectively.

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

Xerox 2015 Form 10-Q

All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption Other current assets in the accompanying Condensed Consolidated Balance Sheets and were $68 and $73 at September 30, 2015 and December 31, 2014, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $516 and $580 remained uncollected as of September 30, 2015 and December 31, 2014, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accounts receivable sales	$551	$696	$1,739	$2,244
Deferred proceeds	67	94	186	314
Loss on sales of accounts receivable	3	4	9	12
Estimated decrease to operating cash flows(1)	(31)	(22)	(45)	(42)
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
The principal value of finance receivables derecognized from our balance sheet was $301 and $549 (sales value of approximately $323 and $596) at September 30, 2015 and December 31, 2014, respectively.

Summary
The lease portfolios transferred and sold were from our Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $46 and $77 at September 30, 2015 and December 31, 2014, respectively, and are included in the caption Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $37 and $64 at September 30, 2015 and December 31, 2014, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor

Xerox 2015 Form 10-Q

obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Impact from prior sales of finance receivables(1)	$(79)	$(125)	$(273)	$(411)
Collections on beneficial interest	12	23	45	74
Estimated Decrease to Operating Cash Flows	$(67)	$(102)	$(228)	$(337)
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

Xerox 2015 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2014	$41	$20	$58	$12	$131
Provision	2	1	5	3	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(1)	—	—	(6)	—	(6)
Balance at March 31, 2015	$43	$18	$56	$14	$131
Provision	1	1	6	2	10
Charge-offs	(1)	(2)	(5)	(2)	(10)
Recoveries and other(1)	(1)	1	3	—	3
Balance at June 30, 2015	$42	$18	$60	$14	$134
Provision	1	1	6	1	9
Charge-offs	—	(3)	(1)	—	(4)
Recoveries and other(1)	—	—	(1)	—	(1)
Balance at September 30, 2015	$43	$16	$64	$15	$138
Finance receivables as of September 30, 2015 collectively evaluated for impairment(2)	$1,744	$366	$1,562	$465	$4,137

Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Provision	1	2	11	1	15
Charge-offs	—	(4)	(8)	1	(11)
Recoveries and other(1)	—	2	—	—	2
Balance at June 30, 2014	$49	$20	$86	$9	$164
Provision	(1)	2	7	2	10
Charge-offs	(2)	(2)	(7)	(1)	(12)
Recoveries and other(1)	1	1	(6)	(1)	(5)
Balance at September 30, 2014	$47	$21	$80	$9	$157
Finance receivables as of September 30, 2014 collectively evaluated for impairment(2)	$1,699	$404	$1,952	$363	$4,418
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude the allowance for credit losses of $138 and $157 at September 30, 2015 and 2014, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2015 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2015				December 31, 2014
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$192	$178	$58	$428	$195	$159	$55	$409
Government and education	556	12	3	571	589	13	3	605
Graphic arts	142	87	120	349	148	79	90	317
Industrial	86	44	17	147	92	41	18	151
Healthcare	83	25	14	122	84	26	14	124
Other	53	48	26	127	55	38	29	122
Total United States	1,112	394	238	1,744	1,163	356	209	1,728
Finance and other services	55	33	10	98	54	31	12	97
Government and education	60	7	2	69	76	8	2	86
Graphic arts	47	36	23	106	58	49	36	143
Industrial	23	12	3	38	24	13	4	41
Other	32	20	3	55	34	19	4	57
Total Canada	217	108	41	366	246	120	58	424
France	194	253	82	529	253	234	129	616
U.K./Ireland	240	95	2	337	255	101	6	362
Central(1)	213	195	29	437	230	278	30	538
Southern(2)	40	128	29	197	60	148	36	244
Nordics(3)	24	38	—	62	25	49	1	75
Total Europe	711	709	142	1,562	823	810	202	1,835
Other	170	229	66	465	195	163	40	398
Total	$2,210	$1,440	$487	$4,137	$2,427	$1,449	$509	$4,385
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2015
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$8	$2	$2	$12	$416	$428	$14
Government and education	16	4	4	24	547	571	32
Graphic arts	12	2	1	15	334	349	9
Industrial	3	1	1	5	142	147	9
Healthcare	4	1	1	6	116	122	6
Other	3	1	—	4	123	127	7
Total United States	46	11	9	66	1,678	1,744	77
Canada	8	2	1	11	355	366	9
France	—	—	—	—	529	529	32
U.K./Ireland	3	1	—	4	333	337	1
Central(1)	3	1	2	6	431	437	9
Southern(2)	11	3	3	17	180	197	11
Nordics(3)	—	—	1	1	61	62	6
Total Europe	17	5	6	28	1,534	1,562	59
Other	15	2	—	17	448	465	—
Total	$86	$20	$16	$122	$4,015	$4,137	$145

	December 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$399	$409	$13
Government and education	14	4	3	21	584	605	25
Graphic arts	12	1	1	14	303	317	6
Industrial	4	1	1	6	145	151	9
Healthcare	3	1	—	4	120	124	5
Other	3	1	—	4	118	122	6
Total United States	43	10	6	59	1,669	1,728	64
Canada	9	2	1	12	412	424	17
France	—	1	2	3	613	616	35
U.K./Ireland	1	—	—	1	361	362	1
Central(1)	2	2	1	5	533	538	15
Southern(2)	14	4	4	22	222	244	17
Nordics(3)	1	—	—	1	74	75	2
Total Europe	18	7	7	32	1,803	1,835	70
Other	13	1	—	14	384	398	—
Total	$83	$20	$14	$117	$4,268	$4,385	$151
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2015	December 31, 2014
Finished goods	$936	$778
Work-in-process	63	58
Raw materials	111	98
Total Inventories	$1,110	$934

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fuji Xerox	$34	$41	$90	$111
Other investments	6	3	13	8
Total Equity in Net Income of Unconsolidated Affiliates	$40	$44	$103	$119
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Summary of Operations:
Revenues	$2,518	$2,872	$7,638	$8,600
Costs and expenses	2,333	2,612	7,064	7,923
Income before income taxes	185	260	574	677
Income tax expense	57	87	186	212
Net Income	128	173	388	465
Less: Net income – noncontrolling interests	1	1	5	3
Net Income – Fuji Xerox	$127	$172	$383	$462
Weighted Average Exchange Rate(1)	122.11	104.07	120.88	102.97
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2015 Form 10-Q

Note 10 – Restructuring Programs
During the nine months ended September 30, 2015, we recorded net restructuring and asset impairment charges of $191, which included approximately $54 of severance costs related to headcount reductions of approximately 1,780 employees worldwide, $4 of lease cancellations and $153 of asset impairments. $146 of the asset impairments were associated with a second quarter 2015 change in our Government Healthcare Solutions strategy in our Services segment. These costs were offset by $20 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the nine months ended September 30, 2015 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2014	$93	$4	$—	$97
Provision	54	4	153	211
Reversals	(17)	(3)	—	(20)
Net Current Period Charges(1)	37	1	153	191
Charges against reserve and currency	(86)	(3)	(153)	(242)
Balance at September 30, 2015	$44	$2	$—	$46
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Charges against reserve	$(30)	$(35)	$(242)	$(116)
Asset impairments	7	—	153	7
Effects of foreign currency and other non-cash items	3	4	8	6
Restructuring Cash Payments	$(20)	$(31)	$(81)	$(103)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Services (1)	$11	$5	$165	$19
Document Technology	1	20	18	62
Other	8	2	8	11
Total Net Restructuring Charges	$20	$27	$191	$92
_____________________________

(1)     The nine months ended September 30, 2015 includes $146 of software asset impairment charges.

Xerox 2015 Form 10-Q

Note 11 – Debt
Senior Notes
We issued the following Senior Notes in 2015:

•	In August 2015 we issued $400 of 3.50% Senior Notes due 2020 (the "2020 Senior Notes") at 99.113% of par resulting in aggregate net proceeds of approximately $396.

•
In March 2015, we issued $400 of 2.75% Senior Notes due 2020 (the "2020 Senior Notes") at 99.879% of par and $250 of 4.80% Senior Notes due 2035 (the "2035 Senior Notes") at 99.428% of par, resulting in aggregate net proceeds of approximately $648.

Interest on these Senior Notes is payable semi-annually. Debt issuance costs of $9 were paid and deferred in connection with the issuances of these Senior Notes. The proceeds were used for general corporate purposes, which included repayment of a portion of our outstanding borrowings.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense(1),(2)	$88	$91	$265	$286
Interest income(3)	87	98	268	301
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)
The nine months ended September 30, 2015 and 2014 exclude $2 and $2, respectively, of interest on capital lease obligations related to our ITO business, which was reported as a discontinued operation through its sale on June 30, 2015. These obligations were assumed by the purchaser of the ITO business. Refer to Note 5 - Divestitures for additional information regarding this sale.

(3)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net Payments on Debt
Net payments on debt as shown on the Condensed Consolidated Statements of Cash Flows were as follows:

	Nine Months Ended September 30,
	2015	2014
Net proceeds (payments) on short-term debt	$51	$(4)
Proceeds from issuance of long-term debt	1,071	778
Payments on long-term debt(1)	(1,293)	(1,109)
Net payments on debt	$(171)	$(335)
____________

(1)	Includes current maturities.

Xerox 2015 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of September 30, 2015, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $12 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at September 30, 2015:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$12	2.45%	4.5%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions
At September 30, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,265, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 69% of these contracts mature within three months, 10% in three to six months and 21% in six to twelve months.

Xerox 2015 Form 10-Q

The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2015:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$771	$14
U.S. Dollar/U.K. Pound Sterling	611	17
Japanese Yen/U.S. Dollar	404	—
Canadian Dollar/Euro	279	(16)
U.S. Dollar/Euro	268	(2)
Japanese Yen/Euro	258	1
U.K. Pound Sterling/Euro	126	(1)
Swiss Franc/Euro	121	1
Euro/Canadian Dollar	73	5
Philippine Peso/U.S. Dollar	50	(1)
Mexican Peso/U.S. Dollar	43	(2)
Indian Rupee/U.S. Dollar	39	(1)
Mexican Peso/Euro	28	(2)
U.S. Dollar/Canadian Dollar	27	—
Swedish Kroner/Euro	23	—
All Other	144	1
Total Foreign Exchange Hedging	$3,265	$14
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2015.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts was $6 and $30 as of September 30, 2015 and December 31, 2014, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$7
	Other current liabilities	(9)	(39)
Foreign currency options	Other current assets	1	2
	Other current liabilities	(2)	—
Interest rate swaps	Other long-term assets	12	5
	Net Designated Derivative Asset (Liability)	$6	$(25)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$42	$13
	Other current liabilities	(22)	(19)
	Net Undesignated Derivative Asset (Liability)	$20	$(6)

Summary of Derivatives	Total Derivative Assets	$59	$27
	Total Derivative Liabilities	(33)	(58)
	Net Derivative Asset (Liability)	$26	$(31)

Xerox 2015 Form 10-Q

Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2015	2014	2015	2014
Fair Value Hedges - Interest rate contracts
Derivative gain (loss) recognized in interest expense	$7	$(2)	$7	$—
Hedged item (loss) gain recognized in interest expense	(7)	2	(7)	—

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain (loss) recognized in OCI (effective portion)	$5	$(19)	$12	$10
Derivative loss reclassified from AOCI to income - Cost of sales (effective portion)	(11)	(3)	(21)	(32)
During the three and nine months ended September 30, 2015 and 2014, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At September 30, 2015, a net after-tax loss of $3 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2015	2014	2015	2014
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$33	$1	$(2)	$1
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three and nine months ended September 30, 2015, currency losses, net were $3 and $4, respectively. For the three and nine months ended September 30, 2014, currency losses, net were $0.

Xerox 2015 Form 10-Q

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2015	December 31, 2014
Assets:
Foreign exchange contracts - forwards	$46	$20
Foreign currency options	1	2
Interest rate swaps	12	5
Deferred compensation investments in cash surrender life insurance	92	94
Deferred compensation investments in mutual funds	33	32
Total	$184	$153
Liabilities:
Foreign exchange options	$2	$—
Foreign exchange contracts - forwards	31	58
Deferred compensation plan liabilities	124	135
Total	$157	$193
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$804	$804	$1,411	$1,411
Accounts receivable, net	2,612	2,612	2,652	2,652
Short-term debt	1,183	1,194	1,427	1,417
Long-term debt	6,393	6,564	6,314	6,719
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

Xerox 2015 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2015	2014	2015	2014	2015	2014
Service cost	$1	$2	$8	$9	$2	$2
Interest cost	38	39	53	71	8	9
Expected return on plan assets	(38)	(41)	(73)	(88)	—	—
Recognized net actuarial loss	5	5	19	13	—	1
Amortization of prior service credit	—	—	—	(1)	(1)	(11)
Recognized settlement loss	16	13	—	—	—	—
Recognized curtailment gain	—	—	—	1	—	—
Defined Benefit Plans	22	18	7	5	9	1
Defined contribution plans (1)	15	15	8	13	—	—
Net Periodic Benefit Cost	37	33	15	18	9	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial (gain) loss(2)	(40)	25	—	—	—	—
Amortization of prior service credit	—	—	—	1	1	11
Amortization of net actuarial loss	(21)	(18)	(19)	(13)	—	(1)
Curtailment gain - recognition of net prior service credit	—	—	—	—	—	—
Total Recognized in Other Comprehensive Loss(3)	(61)	7	(19)	(12)	1	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$(24)	$40	$(4)	$6	$10	$11

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2015	2014	2015	2014	2015	2014
Service cost	$3	$7	$25	$26	$6	$6
Interest cost	114	117	159	207	25	27
Expected return on plan assets	(114)	(121)	(220)	(260)	—	—
Recognized net actuarial loss	18	13	59	41	1	1
Amortization of prior service credit	(1)	(1)	(2)	(2)	(16)	(32)
Recognized settlement loss	61	38	—	—	—	—
Recognized curtailment gain	—	—	—	1	(22)	—
Defined Benefit Plans	81	53	21	13	(6)	2
Defined contribution plans (1)	46	45	28	31	—	—
Net Periodic Benefit Cost	127	98	49	44	(6)	2

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial (gain) loss(2)	(92)	322	(2)	—	(58)	—
Amortization of prior service credit	1	1	2	2	16	32
Amortization of net actuarial loss	(79)	(51)	(59)	(41)	(1)	(1)
Curtailment gain - recognition of net prior service credit	—	—	—	—	22	—
Total Recognized in Other Comprehensive Loss(3)	(170)	272	(59)	(39)	(21)	31
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$(43)	$370	$(10)	$5	$(27)	$33

Xerox 2015 Form 10-Q

_____________________________

(1)
The nine months ended September 30, 2015 and 2014, exclude defined contribution expense of $4 and $6, respectively, related to our ITO business, which was reported as a discontinued operation through its sale on June 30, 2015. Refer to Note 5 - Divestitures for additional information regarding this sale.

(2)
The net actuarial (gain) loss for U.S. Plans primarily reflect: i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and ii) adjustments for the actual valuation results based on January 1st plan census data.

(3)	Amounts represent the pre-tax effect included within Other comprehensive loss. Refer to Note 16 - Other Comprehensive Loss for related tax effects and the after-tax amounts.
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
Contributions
During the nine months ended September 30, 2015, we made cash contributions of $148 ($40 U.S. and $108 Non-U.S.) to our defined benefit pension plans and $49 to our retiree health benefit plans. We presently anticipate additional cash contributions of $192 ($140 U.S. and $52 Non-U.S.) to our defined benefit pension plans and $22 to our retiree health benefit plans in 2015 for total full-year cash contributions of approximately $340 ($180 U.S. and $160 Non-U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans. In 2014, full-year cash contributions to our defined benefit pension plans were $284 ($124 U.S. and $160 Non-U.S.) and $70 to our retiree health benefit plans.

Xerox 2015 Form 10-Q

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (3)	AOCL(4)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	203	(240)	(37)	12	(25)
Cash dividends declared- common(1)	—	—	—	(227)	—	(227)	—	(227)
Cash dividends declared - preferred(2)	—	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	11	8	—	—	—	19	—	19
Payments to acquire treasury stock, including fees	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Cancellation of treasury stock	(57)	(659)	716	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at September 30, 2015	$1,078	$3,632	$(691)	$9,493	$(4,399)	$9,113	$44	$9,157

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	813	(449)	364	16	380
Cash dividends declared-common(1)	—	—	—	(222)	—	(222)	—	(222)
Cash dividends declared-preferred(2)	—	—	—	(18)	—	(18)	—	(18)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	13	86	—	—	—	99	—	99
Payments to acquire treasury stock, including fees	—	—	(730)	—	—	(730)	—	(730)
Cancellation of treasury stock	(64)	(666)	730	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2014	$1,160	$4,710	$(252)	$9,412	$(3,228)	$11,802	$106	$11,908
_____________________________

(1)	Cash dividends declared on common stock of $0.07 per share in each quarter of 2015 and $0.0625 per share in each quarter of 2014.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2015 and 2014.

(3)	Balance at December 31, 2014 was revised - Refer to Note 1 - Basis of Presentation for additional information regarding this revision.

(4)	Refer to Note 16 - Other Comprehensive Loss for components of AOCL.
Treasury Stock
The following is a summary of the purchases of common stock made during the nine months ended September 30, 2015 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2014	7,609	$105
Purchases (1)	115,201	1,302
Cancellations	(57,690)	(716)
September 30, 2015	65,120	$691
____________________________

(1)	Includes associated fees.

Xerox 2015 Form 10-Q

Note 16 - Other Comprehensive Loss
Other Comprehensive Loss is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(206)	$(206)	$(494)	$(492)	$(521)	$(521)	$(400)	$(401)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains (losses)	5	4	(19)	(10)	12	11	10	10
Changes in cash flow hedges reclassed to earnings(1)	11	5	3	2	21	9	32	23
Other losses	(2)	(1)	(1)	(1)	(2)	(2)	(1)	(1)
Net Unrealized Gains (Losses)	14	8	(17)	(9)	31	18	41	32

Defined Benefit Plans Gains (Losses):
Net actuarial gains (losses)	40	25	(25)	(15)	152	94	(322)	(198)
Prior service amortization/curtailment(2)	(1)	(2)	(12)	(8)	(41)	(26)	(35)	(22)
Actuarial loss amortization/settlement(2)	40	27	32	22	139	94	93	63
Fuji Xerox changes in defined benefit plans, net(3)	(5)	(5)	4	4	22	22	34	34
Other gains(4)	51	52	70	70	78	78	42	42
Changes in Defined Benefit Plans Gains (Losses)	125	97	69	73	350	262	(188)	(81)

Other Comprehensive Loss	(67)	(101)	(442)	(428)	(140)	(241)	(547)	(450)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	(2)	(2)	(1)	(1)	(1)	(1)
Other Comprehensive Loss Attributable to Xerox	$(66)	$(100)	$(440)	$(426)	$(139)	$(240)	$(546)	$(449)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2015	December 31, 2014
Cumulative translation adjustments	$(2,263)	$(1,743)
Other unrealized losses, net	(4)	(22)
Benefit plans net actuarial losses and prior service credits(1)	(2,132)	(2,394)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,399)	$(4,159)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2015 Form 10-Q

Note 17 – (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic (Loss) Earnings per Share:
Net (loss) income from continuing operations attributable to Xerox	$(31)	$258	$267	$779
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Adjusted Net (Loss) Income From Continuing Operations Available to Common Shareholders	(37)	252	249	761
Net (loss) income from discontinued operations attributable to Xerox	(3)	8	(64)	34
Adjusted Net (Loss) Income Available to Common Shareholders	$(40)	$260	$185	$795

Weighted average common shares outstanding	1,045,131	1,149,113	1,080,020	1,163,442
Basic (Loss) Earnings per Share:
Continuing operations	$(0.04)	$0.22	$0.23	$0.65
Discontinued operations	—	0.01	(0.06)	0.03
Total	$(0.04)	$0.23	$0.17	$0.68

Diluted (Loss) Earnings per Share:
Net (loss) income from continuing operations attributable to Xerox	$(31)	$258	$267	$779
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Adjusted Net (Loss) Income From Continuing Operations Available to Common Shareholders	$(37)	$252	$249	$761
Net (loss) income from discontinued operations attributable to Xerox	(3)	8	(64)	34
Adjusted Net (Loss) Income Available to Common Shareholders	$(40)	$260	$185	$795

Weighted average common shares outstanding	1,045,131	1,149,113	1,080,020	1,163,442
Common shares issuable with respect to:
Stock options	—	2,793	1,265	3,177
Restricted stock and performance shares	—	13,533	11,995	14,363
Convertible preferred stock	—	—	—	—
Adjusted Weighted Average Common Shares Outstanding	1,045,131	1,165,439	1,093,280	1,180,982
Diluted (Loss) Earnings per Share:
Continuing operations	$(0.04)	$0.21	$0.23	$0.64
Discontinued operations	—	0.01	(0.06)	0.03
Total	$(0.04)	$0.22	$0.17	$0.67

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	3,391	4,143	2,125	3,759
Restricted stock and performance shares	25,996	18,958	18,214	18,128
Convertible preferred stock	26,966	26,966	26,966	26,966
Total Anti-Dilutive Securities	56,353	50,067	47,305	48,853

Dividends per Common Share	$0.0700	$0.0625	$0.2100	$0.1875

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
As of September 30, 2015, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $559, with the decrease from December 31, 2014 balance of approximately $817 primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $559, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2015, we had $68 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $13, and additional letters of credit and surety bonds of approximately $175, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2015 Form 10-Q

Other Contingencies -
We have issued or provided the following guarantees as of September 30, 2015:

•
$375 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$639 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2015, we serviced a FFEL portfolio of approximately 2.0 million loans with an outstanding principal balance of approximately $30.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2015, other current liabilities included reserves of approximately $4 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

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

Note 19 – Subsequent Event
On October 26, 2015, Xerox announced that its Board of Directors had authorized a review of the Company’s business portfolio and capital allocation options, with the goal of enhancing shareholder value. The outcome and timing of completion of the review are uncertain at this time.

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

Overview
On October 26, 2015, Xerox announced that its Board of Directors had authorized a review of the Company’s business portfolio and capital allocation options, with the goal of enhancing shareholder value. No assurance can be given as to the outcome or timing of completion of the review. Xerox does not intend to make any further public comment regarding the review prior to its completion. The forward looking statements in this report are subject to the risk that the Company’s business portfolio and/or capital allocation could change as a result of the review.
On October 13, 2015, we announced an update regarding changes in the strategic direction of our Government Healthcare Solutions (GHS) business, specifically with respect to the implementation of our Health Enterprise (HE) Medicaid platform in California and Montana. These changes resulted in recording a pre-tax charge (HE charge) of $389 million ($241 million after-tax or 23 cents per share) in the third quarter 2015. $116 million of the charge was recorded as a reduction to revenues and the remainder of $273 million was recorded to Cost of outsourcing, maintenance and rentals. These developments build on the GHS strategy change previously announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of the Xerox Integrated Eligibility System. This change in strategy resulted in pre-tax non-cash software platform impairment charges of $146 million in the second quarter 2015. Refer to the Services area of the "Segment Review" section for further details.
As a result of the significant impact of the HE charge on our reported revenues, earnings and key metrics for the period, we are also discussing our results excluding the impact of the HE charge. These adjusted1 results are noted as “adjusted1” in the discussion below. Refer to the "Non-GAAP Financial Measures" section for an explanation of these non-GAAP financial measures.
Total revenue of $4.3 billion for the three months ended September 30, 2015 declined 10% from third quarter 2014, and Services segment revenues, which represented 56% of total revenues, decreased 8%. On an adjusted1 basis, total revenue of $4.4 billion declined 7%, with a 3-percentage point negative impact from currency. On an adjusted1 basis, Services revenue of $2.5 billion was 57% of total revenue and declined 3% from third quarter 2014, with a 3-percentage point negative impact from currency. Services segment margin of (7.6%) decreased 16.7-percentage points from third quarter 2014. On an adjusted1 basis, Services segment margin of 8.1% decreased by 1-percentage point from third quarter 2014. Targeted resource and other investments as well as the negative impacts of business mix and price declines more than offset ramping productivity improvements and restructuring benefits. Document Technology segment revenues decreased by 12%, with a 3-percentage point negative impact from currency, and reflected declines in equipment sales and post-sale revenue. Document Technology segment margin of 12.8% decreased 1.2-percentage points as compared to prior year primarily due to a decrease in gross margin.

Xerox 2015 Form 10-Q

Total revenue of $13.4 billion for the nine months ended September 30, 2015 declined 8% from the prior year, and Services segment revenues, which represented 56% of total revenues, decreased 5%. On an adjusted1 basis, total revenue of $13.5 billion declined 7%, with a 4-percentage point negative impact from currency. On an adjusted1 basis, Services segment revenues of $7.6 billion were 56% of total revenue and declined 3% from third quarter 2014, with a 4-percentage point negative impact from currency. Services segment margin of 2.6% decreased 6.2-percentage points from the prior year. On an adjusted1 basis, Services segment margin of 7.7% decreased by 1.1-percentage points from the prior year primarily due to higher costs associated with our HE platform implementations as well as targeted resource and other investments. Document Technology segment revenues decreased by 11%, with a 4-percentage point negative impact from currency, and reflected declines in equipment sales and post-sale revenue. Document Technology segment margin of 12.0% decreased 1.5-percentage points as compared to prior year primarily due to a decrease in gross margin.
Net (loss) income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2015 was $(31) million and $267 million, respectively, and included $48 million and $145 million, respectively, of after-tax amortization of intangibles. The three and nine months ended September 30, 2015 included the after-tax HE charge of $241 million, and the nine months ended September 30, 2015 also included an after-tax software impairment charge of $90 million. Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2014 was $258 million and $779 million, respectively, and included $48 million and $144 million, respectively, of after-tax amortization of intangibles.
Cash flow from operations was $733 million for the nine months ended September 30, 2015, as compared to $1,206 million in the prior year period. The $473 million decrease is primarily due to lower earnings. Cash provided by investing activities of $527 million reflects net proceeds from the sale of the ITO business of approximately $930 million partially offset by capital expenditures of $262 million and acquisitions of $201 million. Cash used in financing activities was $1,796 million, reflecting $1,302 million for share repurchases, $171 million for net payments on debt and $249 million for dividends.
(1) See “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
2015 Outlook
We expect total Company revenues to be down about 3% for full year 2015, on an adjusted basis and excluding the impact of currency. Unfavorable currency is expected to continue to impact revenues through the remainder of 2015. We expect Document Technology segment revenues to decline about 6% to 7% for the full year 2015, excluding the impact of currency. In the Services segment, we expect revenues to be flat to up 1% for the full year, on an adjusted basis and excluding the impact of currency. This reflects lower signings and acquisitions as well as the timing of new contract ramp and lost contract run-off.
We expect sequential improvement in the Services segment margin in the fourth quarter 2015 to approximately 9% reflecting both cost action timing and productivity improvements as well as less volatility in our GHS business after the recent developments. We expect Document Technology segment margin for the fourth quarter and full year 2015 to remain in the middle of the 11% to 13% range, as previously anticipated.
Full year 2015 cash flow from operations is expected to be between $1.6 and $1.7 billion and free cash flow between $1.3 and $1.4 billion.
With respect to changes in our capital allocation plans, we now expect to reduce total debt by an additional $200 million from the current level to bring our year-end debt total to approximately $7.4 billion. This reduction will help offset the impact on our credit metrics from lower earnings and the decrease in finance assets. In addition, we have reached our expected full year target for share repurchases as of the end of the third quarter 2015 and only expect small incremental acquisitions, if any, in the fourth quarter 2015.

Financial Review
In fourth quarter 2014, we announced an agreement to sell the Information Technology Outsourcing (ITO) business to Atos S.E. (Atos) and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information.

Xerox 2015 Form 10-Q

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	% Change	CC % Change	2015	2014	% Change	CC % Change	% of Total Revenue 2015	% of Total Revenue 2014
Equipment sales	$668	$748	(11)%	(7)%	$2,011	$2,244	(10)%	(6)%	15%	15%
Annuity revenue	3,665	4,047	(9)%	(6)%	11,381	12,263	(7)%	(3)%	85%	85%
Total Revenue	$4,333	$4,795	(10)%	(6)%	$13,392	$14,507	(8)%	(4)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,150	$1,275	(10)%	(7)%	$3,500	$3,874	(10)%	(6)%
Less: Supplies, paper and other sales	(482)	(527)	(9)%	(7)%	(1,489)	(1,630)	(9)%	(7)%
Equipment Sales	$668	$748	(11)%	(7)%	$2,011	$2,244	(10)%	(6)%
Outsourcing, maintenance and rentals	$3,098	$3,424	(10)%	(6)%	$9,630	$10,339	(7)%	(3)%
Add: Supplies, paper and other sales	482	527	(9)%	(7)%	1,489	1,630	(9)%	(7)%
Add: Financing	85	96	(11)%	(5)%	262	294	(11)%	(4)%
Annuity Revenue	$3,665	$4,047	(9)%	(6)%	$11,381	$12,263	(7)%	(3)%

Adjusted: (1)
Outsourcing, maintenance and rentals	$3,214	$3,424	(6)%	(2)%	$9,746	$10,339	(6)%	(2)%
Annuity revenue	$3,781	$4,047	(7)%	(3)%	$11,497	$12,263	(6)%	(2)%
Total Revenue	$4,449	$4,795	(7)%	(4)%	$13,508	$14,507	(7)%	(3)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
(1) Refer to the Revenue/Segment reconciliation table in the "Non-GAAP Financial Measures" section.
Total revenue for third quarter 2015 decreased 10% as compared to third quarter 2014. On an adjusted1 basis, excluding the HE charge, total revenues decreased 7%, with a 3-percentage point negative impact from currency. The negative impact from currency reflects the significant weakening of our major foreign currencies against the U.S. Dollar as compared to prior year. On a revenue weighted basis, our major European currencies and the Canadian Dollar were approximately 17% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues, while overall non-U.S. revenues represent approximately one third of the total. Third quarter 2015 total revenues reflect the following:

•
Annuity revenue decreased 9% as compared to third quarter 2014. On an adjusted[1] basis, annuity revenue decreased by 7%, with a 4-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,098 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue both primarily within our Document Technology segment. The decrease of 10%, or 6% on an adjusted[1] basis, with a 4-percentage point negative impact from currency, was primarily due to a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $482 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 9% includes a 2-percentage point negative impact from currency, reduced supplies demand primarily due to lower equipment sales in prior periods, continued weakness in developing markets and lower OEM supply sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within our Document Technology segment. The decrease of 11% reflects a 6-percentage point negative impact from currency and a declining finance receivables balance due to lower prior period equipment sales.

Xerox 2015 Form 10-Q

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing (DO) business within our Services segment. Equipment sales revenue decreased 11% as compared to third quarter 2014, with a 4-percentage point negative impact from currency. More than half of the constant currency decline was driven by developing markets with the remainder reflecting lower high-end and OEM sales as well as overall price declines that continue to be within our historical range of 5% to 10%.These areas of decline were partially offset by modest DO equipment sales growth.

Total revenue for the nine months ended September 30, 2015 decreased 8% as compared to the prior year period. On an adjusted1 basis, excluding the HE charge, total revenues decreased 7%, with a 4-percentage point negative impact from currency and reflected the following:

•
Annuity revenue for the nine months ended September 30, 2015 decreased 7% as compared to the prior year period. On an adjusted[1] basis, annuity revenue decreased 6%, with a 4-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $9,630 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. The decrease of 7%, or 6% on an adjusted[1] basis, was primarily due to a 4-percentage point negative impact from currency as well as a decline in the Document Technology segment as revenue was essentially flat in the Services segment.

◦
Supplies, paper and other sales of $1,489 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 9% included a 2-percentage point negative impact from currency, reduced supplies demand primarily due to lower equipment sales in prior periods, continued weakness in developing markets, and lower OEM supply sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within our Document Technology segment. The decrease of 11% reflects a 7-percentage point negative impact from currency and a declining finance receivables balance due to lower prior period equipment sales.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 10% as compared to the prior year period, with a 4-percentage point negative impact from currency. The decline reflects lower entry sales, particularly in developing market countries and to OEM customers, as well as lower high-end sales and overall price declines that continue to be within our historical range of 5% to 10%. These areas of decline were partially offset by modest DO equipment sales growth.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.
(1) See “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,
	2015	2014	Change		2015 Adjusted(1)	Adjusted(1) Change
Total Gross Margin	22.8%	32.2%	(9.4)	pts.	30.9%	(1.3)	pts.
RD&E as a % of Revenue	3.1%	2.9%	0.2	pts.	3.0%	0.1	pts.
SAG as a % of Revenue	19.7%	19.6%	0.1	pts.	19.2%	(0.4)	pts.

Operating Margin (1)	N/A	9.6%	NA		8.7%	(0.9)	pts.
Pre-tax Income Margin	(4.0)%	6.0%	(10.0)	pts.	N/A		N/A

Xerox 2015 Form 10-Q

	Nine Months Ended September 30,
	2015	2014	Change		2015 Adjusted(1)	Adjusted(1) Change vs. 2014
Total Gross Margin	28.4%	31.9%	(3.5)	pts.	31.1%	(0.8)	pts.
RD&E as a % of Revenue	3.1%	2.9%	0.2	pts.	3.1%	0.2	pts.
SAG as a % of Revenue	20.0%	19.6%	0.4	pts.	19.8%	0.2	pts.

Operating Margin (1)	N/A	9.4%	NA		8.2%	(1.2)	pts.
Pre-tax Income Margin	0.8%	5.9%	(5.1)	pts.	N/A		N/A
_______________
(1) Refer to Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Operating Margin
Third quarter 2015 operating margin1 of 8.7% decreased 0.9-percentage points as compared to third quarter 2014. On an adjusted1 basis, this decline was driven by a 1.3-percentage point decrease in gross margin and only partially offset by a 0.3-percentage point decrease in operating expenses as a percent of revenue. The operating margin decrease includes lower Services margin driven by resource and other investments. Within Document Technology, an unfavorable product mix and moderately higher year-over-year pension expense also adversely impacted operating margin. These negative impacts were partially offset in both segments by restructuring savings and productivity improvements as well as measurably lower compensation expense and a $16 million out-of-period adjustment associated with the over accrual of an employee benefit account. The impact of this adjustment was not material to any prior period. While we continue to expect higher year-over-year pension expense in 2015, our estimated full-year pension expense is now expected to be lower than originally anticipated.
Operating Margin1 for the nine months ended September 30, 2015 of 8.2% decreased 1.2-percentage points as compared to the prior year period. On an adjusted1 basis, this decline was driven by a 0.8-percentage point decrease in gross margin and a 0.4-percentage point increase in operating expenses as a percent of revenue. The operating margin decrease includes lower Services margin driven by targeted resource and other investments as well as higher costs associated with our GHS HE platform implementations. Within Document Technology, an unfavorable product mix, higher year-over-year pension expense, and unfavorable currency also adversely impacted operating margin. These negative impacts were partially offset in both segments by restructuring savings and productivity improvements, lower compensation expense, moderating net currency benefits primarily from yen-based purchases, the $16 million out-of-period adjustment and a $22 million curtailment gain we recorded during the second quarter 2015 following our decision to eliminate retiree-health benefits for U.S. active salaried employees effective as of December 31, 2015.
(1)Refer to the Operating Income/Margin reconciliation table and the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margins
Third quarter 2015 gross margin of 22.8% decreased 9.4-percentage points as compared to third quarter 2014. On an adjusted1 basis, gross margin of 30.9% decreased by 1.3-percentage points. Document Technology gross margin decreased 1.5-percentage points while adjusted1 Services gross margin declined by 0.1-percentage point year-over-year. These impacts combined with a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a reduction in overall gross margin.
Gross margin for the nine months ended September 30, 2015 of 28.4% decreased 3.5-percentage points as compared to the prior year period. On an adjusted1 basis, gross margin of 31.1% decreased by 0.8-percentage points. Document Technology gross margin decreased 0.6-percentage points while adjusted1 Services gross margin decreased 0.1-percentage points as compared to the prior year period. These impacts combined with a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a reduction in overall gross margin.
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.

Xerox 2015 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
R&D	$103	$105	$(2)	$324	$331	$(7)
Sustaining engineering	32	34	(2)	94	96	(2)
Total RD&E Expenses	$135	$139	$(4)	$418	$427	$(9)

Third quarter 2015 RD&E as a percentage of revenue of 3.1% increased 0.2-percentage points from third quarter 2014 or 0.1-percentage point on an adjusted1 basis as the impact from the total company revenue decline was only partially offset by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $135 million for the third quarter 2015 was $4 million lower than third quarter 2014.
RD&E as a percentage of revenue for the nine months ended September 30, 2015 of 3.1% increased 0.2-percentage points from the prior year period, on both an actual and adjusted1 basis, as the impact from total company revenue decline was only partially offset by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and modest restructuring and productivity improvements.
RD&E of $418 million for the nine months ended September 30, 2015 was $9 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.
Innovation at Xerox is a core strength, and we continue to invest at levels that enhance our competitiveness, particularly in Services, color and software. R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.7% increased 0.1-percentage points from third quarter 2014. On an adjusted1 basis, SAG as a percentage of revenue of 19.2% decreased 0.4-percentage points driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements and measurably lower compensation expense partially offset by increased Services investments.
SAG of $855 million was $87 million lower than third quarter 2014. SAG expenses include a $39 million favorable impact from currency and reflect the following:

•	$40 million decrease in selling expenses.

•	$41 million decrease in general and administrative expenses.

•	$6 million decrease in bad debt expense. Third quarter 2015 bad debt expense of $12 million remained at less than one percent of receivables.
SAG as a percentage of revenue for the nine months ended September 30, 2015 of 20.0% increased 0.4-percentage points from the prior year period. On an adjusted1 basis, SAG as a percentage of revenue of 19.8% increased 0.2-percentage points from the prior period. The increase was driven by a decline in total company revenue, increased Services investments and higher pension expense, partially offset by the higher mix of Services revenue, restructuring and productivity improvements and lower compensation expense.
SAG of $2,676 million for the nine months ended September 30, 2015 was $170 million lower than the prior year period. SAG expenses include a $114 million favorable impact from currency and reflect the following:

•	$101 million decrease in selling expenses.

•	$62 million decrease in general and administrative expenses.

•	$7 million decrease in bad debt expense to $47 million for the nine months ended September 30, 2015.
Restructuring and Asset Impairment Charges
During third quarter 2015, we recorded net restructuring and asset impairment charges of $20 million, which includes approximately $16 million of severance costs related to headcount reductions of approximately 780 employees primarily related to our Services segment, $1 million of lease cancellation costs and $7 million of asset impairments which were primarily related to a surplus Canadian facility. These costs were partially offset by $4 million of net reversals for changes in estimated reserves from prior period initiatives.

Xerox 2015 Form 10-Q

During the nine months ended September 30, 2015, we recorded net restructuring and asset impairment charges of $191 million. Net restructuring charges of $38 million included $54 million of severance costs related to headcount reductions of approximately 1,780 employees worldwide and $4 million of lease cancellation costs partially offset by $20 million of net reversals for changes in estimated reserves from prior period initiatives. Asset impairment charges of $153 million included $146 million recorded in the second quarter 2015 associated with software asset impairments resulting from a change in our Government Healthcare Solutions strategy in the Services segment as well as $7 million of charges incurred in the third quarter 2015. See Services within the "Segment Review" section for further discussion regarding the software asset impairments.
During third quarter 2014, we recorded net restructuring and asset impairment charges of $27 million, which included approximately $29 million of severance costs related to headcount reductions of approximately 1,300 employees worldwide and $2 million of lease cancellation costs. These costs were partially offset by $4 million of net reversals for changes in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2014, we recorded net restructuring and asset impairment charges of $92 million, which included $98 million of severance costs related to headcount reductions of approximately 3,400 employees worldwide, $4 million of lease cancellation costs and $7 million of asset impairments. Included within these amounts are approximately $5 million of severance costs and asset impairments associated with the decision to shut down a Services business in Latin America. These costs were offset by $17 million of net reversals primarily resulting from changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of September 30, 2015 for all programs was $46 million, of which $44 million is expected to be spent over the next twelve months.
Our current earnings expectations for the fourth quarter 2015 do not anticipate incurring additional restructuring charges.
Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment, which excludes the divested ITO business, was approximately 140,800 at September 30, 2015 and increased by 2,900 from December 31, 2014, due primarily to the impact of ramping new business and acquisitions partially offset by restructuring reductions and productivity improvements.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Non-financing interest expense	$55	$56	$167	$179
Interest income	(2)	(2)	(6)	(7)
Gains on sales of businesses and assets (1)	—	(10)	(10)	(40)
Currency losses, net	3	—	4	—
Litigation matters	6	16	8	14
Loss on sales of accounts receivable	3	4	9	12
Deferred compensation investment losses (gains)	5	(1)	1	(6)
All other expenses, net	3	8	14	23
Total Other Expenses, Net	$73	$71	$187	$175
_______________
(1) Excludes the loss on sale of the ITO business reported in Discontinued Operations.
Note: Total Other Expenses, Net with the exception of Deferred compensation investment losses (gains) are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2015 of $55 million and $167 million, respectively, was $1 million and $12 million lower, respectively, than the prior year comparable periods. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $3 million and $21 million, respectively, from the prior year comparable period, primarily driven by a lower average cost of debt.

Xerox 2015 Form 10-Q

Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets for the nine months ended September 30, 2014 was primarily the result of the sale of surplus facilities in Latin America.
Income Taxes
Third quarter 2015 effective tax rate was 60.7%. The significant increase in the rate compared to third quarter 2014 was due to the discrete tax benefit associated with the HE charge. On an adjusted1 basis, third quarter 2015 tax rate was 24.6%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries and the geographical mix of profits, partially offset by additions to unrecognized tax positions.
The effective tax rate for the nine months ended September 30, 2015 was (73.5%) and was negative primarily due to the discrete tax benefit associated with the HE charge and the second quarter 2015 software impairment charges. On an adjusted1 basis, the nine months ended September 30, 2015 tax rate was 24.9%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance, partially offset by additions to unrecognized tax positions.
Third quarter 2014 effective tax rate was 23.1%. On an adjusted1 basis, third quarter 2014 tax rate was 26.2%, which was lower than the U.S. statutory tax rate primarily due to a net benefit from foreign tax credits and the geographical mix of profits.
The effective tax rate for the nine months ended September 30, 2014 was 21.1%. On an adjusted1 basis, the nine months ended September 30, 2014 tax rate was 24.7%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits in the first quarter 2014 as well as foreign tax credits from anticipated dividends and the geographical mix of profits.
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
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, as well as the software impairment and HE charges, we anticipate that our effective tax rate for the full year and for fourth quarter 2015 will be approximately 25% to 27%.

(1)	Refer to the Effective Tax reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Total equity in net income of unconsolidated affiliates	$40	$44	$103	$119
Fuji Xerox after-tax restructuring costs included in equity income	2	1	4	3
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $4 million and $16 million for the three and nine months ended September 30, 2015, respectively, is driven by translation currency impacts.
Net Income from Continuing Operations
Third quarter 2015 net loss from continuing operations attributable to Xerox was $31 million, or $0.04 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $258 million, or $0.24 per diluted share. Third quarter 2015 adjustments to net income reflects the amortization of intangible assets and the HE charge.
Third quarter 2014 net income from continuing operations attributable to Xerox was $258 million, or $0.21 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $306 million,

Xerox 2015 Form 10-Q

or $0.26 per diluted share. Third quarter 2014 adjustment to net income reflects the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2015 was $267 million, or $0.23 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $743 million, or $0.66 per diluted share, and reflects the adjustments for the amortization of intangible assets as well as the software impairment charges and the HE charge.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2014 was $779 million, or $0.64 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $923 million, or $0.76 per diluted share, and reflects the adjustment for the amortization of intangible assets.
Refer to Note 17 - (Loss) Earnings per Share, in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net (Loss) Income
Third quarter 2015 net loss attributable to Xerox was $34 million, or $0.04 per diluted share. Third quarter 2014 net income attributable to Xerox was $266 million, or $0.22 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2015 was $203 million, or $0.17 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2014 was $813 million, or $0.67 per diluted share.
Other Comprehensive Loss
Third quarter 2015 Other comprehensive loss attributable to Xerox was $100 million as compared to a loss of $426 million in the third quarter 2014. The reduction of $326 million was primarily due to a $286 million decrease in the loss from the translation of our foreign currency denominated net assets. The decrease in the translation loss is primarily the result of the Euro being about flat in the third quarter 2015 as compared to weakening by about 7% during the third quarter 2014. In addition, net gains from changes in defined benefit plans of $97 million in the third quarter 2015 increased by $24 million as compared to net gains of $73 million in the third quarter 2014.
Other comprehensive loss attributable to Xerox for the nine months ended September 30, 2015 was $240 million as compared to a $449 million loss in the prior year period. The reduction of $209 million was primarily due to net gains from changes in defined benefit plans of $262 million for the nine months ended September 30, 2015 as compared to losses of $81 million in the prior year period. The gains in 2015 are largely the result of higher discount rates and the remeasurement of plan obligations. The positive benefit from our defined benefit plans, was partially offset by a $120 million increase in translation losses. Translation losses were $521 million in the nine months ended September 30, 2015 as compared to losses of $401 million in the prior year period. The translation losses are primarily the result of the significant weakening of our major foreign currencies in both 2015 and 2014 as compared to the U.S. Dollar.
Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans and related losses and gains.
(1) See “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Xerox 2015 Form 10-Q

Segment Review

	Three Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$117	$2,299	$2,416	56%	$(184)	(7.6)%
Document Technology	525	1,253	1,778	41%	227	12.8%
Other	26	113	139	3%	(76)	(54.7)%
Total	$668	$3,665	$4,333	100%	$(33)	(0.8)%

Adjusted:(1)
Services	$117	$2,415	$2,532	57%	$205	8.1%
Total	$668	$3,781	$4,449	N/A	$356	8.0%

2014
Services	$120	$2,503	$2,623	55%	$240	9.1%
Document Technology	600	1,429	2,029	42%	284	14.0%
Other	28	115	143	3%	(82)	(57.3)%
Total	$748	$4,047	$4,795	100%	$442	9.2%

	Nine Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$348	$7,151	$7,499	56%	$197	2.6%
Document Technology	1,584	3,904	5,488	41%	658	12.0%
Other	79	326	405	3%	(214)	(52.8)%
Total	$2,011	$11,381	$13,392	100%	$641	4.8%

Adjusted:(1)
Services	$348	$7,267	$7,615	56%	$586	7.7%
Total	$2,011	$11,497	$13,508	N/A	$1,030	7.6%

2014
Services	$364	$7,495	$7,859	54%	$688	8.8%
Document Technology	1,789	4,410	6,199	43%	839	13.5%
Other	91	358	449	3%	(207)	(46.1)%
Total	$2,244	$12,263	$14,507	100%	$1,320	9.1%
(1) Refer to the Services Segment reconciliations table in the "Non-GAAP Financial Measures" section.

Xerox 2015 Form 10-Q

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	% Change	CC % Change	2015	2014	% Change	CC % Change
Business Processing Outsourcing	$1,616	$1,797	(10)%	(8)%	$5,086	$5,360	(5)%	(3)%
Document Outsourcing	800	826	(3)%	3%	2,413	2,499	(3)%	3%
Total Services Revenue	$2,416	$2,623	(8)%	(4)%	$7,499	$7,859	(5)%	(1)%

Adjusted:(1)
Business Processing Outsourcing	$1,732	$1,797	(4)%	(1)%	$5,202	$5,360	(3)%	—%
Total Revenue - Services	$2,532	$2,623	(3)%	—%	$7,615	$7,859	(3)%	1%
_______________
Note: The above table reflects the reclassification of the ITO business to Discontinued Operations and excludes intercompany revenue.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
(1) Refer to the Services Segment reconciliation table in the "Non-GAAP Financial Measures" section.

Third quarter 2015 Services revenue of $2,416 million was 56% of total revenue and decreased 8% from third quarter 2014. On an adjusted1 basis, Services revenue of $2,532 million was 57% of total revenue and decreased 3% from third quarter 2014, with a 3-percentage point negative impact from currency.

•
BPO revenue decreased 10% from third quarter 2014. On an adjusted[1] basis, BPO revenue decreased 4%, with a 3-percentage point negative impact from currency, and represented 68% of total Services revenue. The decline was primarily driven by the anticipated run-off of the student loan business and the Texas Medicaid contract, which combined had a 1.1-percentage point negative impact on BPO revenue growth and a 0.8-percentage point negative impact on total Services revenue growth. This negative year-over-year impact will dissipate in fourth quarter 2015. Partially offsetting this decline during the quarter was moderating acquisition contribution and organic growth in several lines of business net of the impacts from lost business and pricing that was consistent with prior trends.

◦
In third quarter 2015, BPO revenue mix, on an adjusted[1] basis, across the major business areas was as follows: commercial business groups (excluding healthcare) - 44%; public sector - 28%; commercial healthcare - 14%; and government healthcare - 14%.

•
DO revenue decreased 3% with a 6-percentage point negative impact from currency, and represented 32% of adjusted[1] Services revenue. Growth from our partner print services offerings and from equipment sales due to higher signings was partially offset by continued declines in developing markets.

Services revenue for the nine months ended September 30, 2015 of $7,499 million was 56% of total revenue and decreased 5% compared to the prior year period. On an adjusted1 basis, Services revenue of $7,615 million was 56% of total revenue and decreased 3% compared to the prior year period, with a 4-percentage point negative impact from currency.

•
BPO revenue decreased 5% compared to the prior year period. On an adjusted[1] basis, BPO revenue decreased 3%, with a 3-percentage point negative impact from currency, and represented 68% of total Services revenue. Growth from acquisitions and organic growth in several lines of business was offset by the decline from the anticipated run-off of the student loan business and the Texas Medicaid contract, which combined had a 2.9-percentage point negative impact on BPO revenue growth and a 2-percentage point negative impact on total Services revenue growth. In addition, revenue also reflected lost business and lower pricing that was consistent with prior trends.

◦
BPO revenue mix for the nine months ended September 30, 2015, on an adjusted[1] basis, across the major business areas was as follows: commercial business groups (excluding healthcare) - 46%; public sector - 27%; commercial healthcare - 14%; and government healthcare - 13%.

•
DO revenue decreased 3% with a 6-percentage point negative impact from currency, and represented 32% of adjusted[1] Services revenue. Growth from our partner print services offerings was partially offset by continued declines in developing markets.

Xerox 2015 Form 10-Q

Segment Margin
Third quarter 2015 Services segment margin was (7.6%). On an adjusted1 basis, Services segment margin of 8.1% decreased by 1-percentage point from third quarter 2014, as anticipated. Targeted resource and other investments as well as impacts from unfavorable line-of-business mix and price declines more than offset ramping productivity improvements and restructuring benefits.
Services segment margin for the nine months ended September 30, 2015 was 2.6%. On an adjusted1 basis, Services segment margin of 7.7% decreased by 1.1-percentage points from the prior year period. Targeted resource and other investments, impacts from unfavorable line-of-business mix, increased expenses associated with our GHS HE platform implementations and price declines more than offset productivity improvements and restructuring benefits. Services segment margin for the nine months ended September 30, 2014 included a 0.2-percentage point negative impact from a net non-cash impairment charge as a result of the cancellation of a state health insurance exchange contract in our GHS business.
GHS Strategy Change
Late in third quarter 2015, discussions took place with our clients in California and Montana regarding the status and scope of current HE platform projects, which evolved to include options to not fully complete the projects. Based on those discussions, we believe it is probable that we will not fully complete the implementation of the platform in these states. We expect to continue to process Medicaid claims using the existing legacy systems, thus providing uninterrupted service for the states’ healthcare providers and constituents.
As a result of these third quarter developments, we recorded a pre-tax charge of $389 million ($241 million after-tax) reflecting estimated settlement costs and other impacts from these changes. These estimates could change when negotiations are finalized. The charge reflects $123 million for the write-off of contract receivables (primarily non-current) and other related assets and liabilities as well as $34 million related to the non-cash impairment of the Enterprise software and deferred contract set-up and transition costs. The remainder of the charge is primarily expected to be cash outflows in future quarters.
These developments build on the change in our GHS strategy we announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of the Xerox Integrated Eligibility System. This change in strategy resulted in pre-tax non-cash software platform impairment charges of $146 million ($90 million after-tax) in the second quarter 2015.
We remain committed to the implementation and ongoing operation of the Health Enterprise platform for our four other state clients. In addition, GHS is a significant and important business for us, and we are optimistic about it over the longer-term. We have a diverse portfolio of healthcare solutions and will focus on the more profitable market segments from which we derive over two thirds of GHS's revenues. We will continue to assess and modify our GHS strategy as the marketplace and business conditions evolve.
Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Third quarter 2015 Services signings were $1.9 billion in Total Contract Value (TCV).
Signings were as follows:

(in billions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
BPO	$1.3	$5.5
DO	0.6	2.0
Total Signings	$1.9	$7.5
Signings decreased 7% from third quarter 2014. Signings in the quarter reflect a lower level of renewal decision opportunities and lower new business signings, which were partially impacted by customer decision delays. Signings on a trailing twelve month (TTM) basis increased 5% from the comparable prior year period. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 9% from third quarter 2014 and decreased 14% on a TTM basis. The above DO signings amount does not include signings from our growing partner print services offerings. As of September 30, 2015, the previously awarded Florida Tolling contract was still pending.
Note: TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.

Xerox 2015 Form 10-Q

Renewal Rate (Total Services): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The combined third quarter 2015 contract renewal rate for BPO and DO contracts was 89%, which was at the higher end of our target range of 85%-90%. Total renewal decision opportunities in the quarter were measurably below third quarter 2014. The renewal rate for the nine months ended September 30, 2015 was 87%.
Pipeline: The sales pipeline includes the TCV of new business opportunities that potentially could be contracted within the next six months and excludes new business opportunities with estimated annual recurring revenue in excess of $100 million. Our total Services sales pipeline declined 3% compared to fourth quarter 2014 with the GHS strategy change as a primary driver. Throughout 2015 we are comparing against the December 31, 2014 pipeline due to adjustments we made in fourth quarter 2014 to remove the ITO business, reflect the realignment of our Services go-to-market resources into industry focused business groups and revise the pipeline qualification criteria.
(1) See “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended September 30,		% Change	CC % Change	Nine Months Ended September 30,		% Change	CC % Change
(in millions)	2015	2014			2015	2014
Equipment sales	$525	$600	(13)%	(10)%	$1,584	$1,789	(11)%	(8)%
Annuity revenue	1,253	1,429	(12)%	(8)%	3,904	4,410	(11)%	(7)%
Total Revenue	$1,778	$2,029	(12)%	(9)%	$5,488	$6,199	(11)%	(7)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Third quarter 2015 Document Technology revenue of $1,778 million decreased 12% from third quarter 2014, with a 3-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, third quarter 2015 aggregate document-related revenue decreased 10% from third quarter 2014, with a 5-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 13% from third quarter 2014 with a 3-percentage point negative impact from currency. Half of the constant currency decline was driven by developing markets with the remainder reflecting lower OEM sales and lower high-end sales, driven in part by product launch timing, as well as overall price declines that continue to be within our historical range of 5% to 10%.

•
Annuity revenue decreased by 12% from third quarter 2014, including a 4-percentage point negative impact from currency. The annuity revenue decrease reflects in part, lower prior period equipment sales resulting in ongoing page declines, lower supplies demand, particularly in developing markets, and reduced financing revenue. In addition, Document Technology revenue reflects continued migration of customers to our partner print services offering (included in our Services segment).

Document Technology revenue mix was 58% mid-range, 23% high-end and 19% entry, consistent with recent quarters.
Document Technology revenue for the nine months ended September 30, 2015 of $5,488 million decreased 11% from the prior year period, with a 4-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, aggregate document-related revenue for the nine months ended September 30, 2015 decreased 9% from the prior year period, with a 5-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 11% from the prior year period with a 3-percentage point negative impact from currency. The decrease in equipment sales reflects lower sales of entry products, particularly in developing markets and to OEM customers, lower sales of production products and overall price declines that continue to be within our historical range of 5% to 10%.

Xerox 2015 Form 10-Q

•
Annuity revenue decreased by 11% from the prior year period, including a 4-percentage point negative impact from currency. The annuity revenue reflects, in part, lower prior period equipment sales resulting in lower supplies demand, ongoing page declines and reduced financing revenue. In addition, Document Technology revenue reflects continued migration of customers to our partner print services offering (included in our Services segment).

Document Technology revenue mix was 57% mid-range, 23% high-end and 20% entry, consistent with recent quarters.
Total revenues in the Document Technology segment are expected to continue to decline over the next three years as we continue to migrate the business to more services-based offerings. These services-based offerings are reported within our Services segment. This segment also continues to be impacted by lower equipment placements and price declines as well as related supplies and page declines. We expect to continue to mitigate these declines through focus on productivity and cost improvements.
Segment Margin
Third quarter 2015 Document Technology segment margin of 12.8% decreased 1.2-percentage points from third quarter 2014, including a 1.5-percentage point decrease in gross margin. The gross margin decrease reflects unfavorable product mix, price declines and the anticipated increase in pension expense, partially offset by lower compensation and benefit expense as well as restructuring and productivity benefits. SAG decreased as a percent of revenue due to the benefits from restructuring and productivity improvements partially offset by the impact of overall lower revenues and the impact of higher pension expense.
Document Technology segment margin for the nine months ended September 30, 2015 of 12.0% decreased by 1.5-percentage points from the prior year period, including a 0.6-percentage point decrease in gross margin as well as higher RD&E and SAG as a percent of revenue. The gross margin decrease reflects unfavorable product mix, price declines and the anticipated increase in pension expense, partially offset by the retiree health curtailment gain, lower compensation and benefit expenses and restructuring and productivity benefits. SAG increased as a percent of revenue due to the impact of overall lower revenues and higher pension expense that more than offset benefits from restructuring and productivity improvements, lower compensation and benefit expenses and the curtailment gain.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the third quarter 2015:
Entry:

•	36% decrease in color printers reflecting lower OEM sales due in part to a transition to color multifunction devices.

•	94% increase in color multifunction devices driven by higher demand for new products.

•	13% decrease in black-and-white multifunction devices reflecting continued higher declines in developing markets including Eurasia.

Mid-Range:

•	1% increase in mid-range color.

•	8% decrease in mid-range black-and-white reflecting higher declines in developing markets including Eurasia.

High-End:

•
2% decrease in high-end color systems as growth in Color Press 800 and 1000 products were more than offset by declines in other production color products partially reflecting product launch timing. Excluding Fuji Xerox digital front-end sales, high-end color installs were flat.

•	28% decrease in high-end black-and-white systems consistent with overall market declines.

Xerox 2015 Form 10-Q

Installs for the nine months ended September 30, 2015:
Entry:

•	20% decrease in color printers reflecting lower OEM sales due in part to a transition to color multifunction devices.

•	17% increase in color multifunction devices driven by higher demand for new products.

•	16% decrease in black-and-white multifunction devices reflecting continued higher declines in developing markets including Eurasia.

Mid-Range:

•	1% increase in mid-range color including higher demand for new products.

•	4% decrease in mid-range black-and-white reflecting higher declines in developing markets including Eurasia.

High-End:

•	7% increase in high-end color systems is driven primarily by the new Color Press and Versant products. Excluding Fuji Xerox digital front-end sales, high-end color installs decreased 4%.

•	10% decrease in high-end black-and-white systems consistent with overall market declines.
Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenues from DO installations are reported in our Services segment.
Other
Revenue
Third quarter 2015 Other revenue of $139 million decreased 3% from third quarter 2014, with a 1-percentage point negative impact from currency. The decrease is due to lower wide format revenue. Total paper revenue (all within developing markets) comprises nearly 40% of Other Segment revenue.
Other revenue for the nine months ended September 30, 2015 of $405 million decreased 10% from prior year period, with a 1-percentage point negative impact from currency. The decrease is due to lower wide format revenues and paper sales as well as IT and networking hardware and services revenues. Total paper revenue (all within developing markets) comprises nearly 40% of Other Segment revenue.

Segment Loss
Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment (gains) losses) are reported within the Other segment. Third quarter 2015 Other segment loss of $76 million decreased $6 million from third quarter 2014.
Other segment loss for the nine months ended September 30, 2015 of $214 million increased $7 million from the prior year period.

Capital Resources and Liquidity
As of September 30, 2015 and December 31, 2014, total cash and cash equivalents were $804 million and $1,411 million, respectively. The decrease in cash from year-end reflects proceeds from the sale of the ITO business and operating cash flow, which were more than offset by share repurchases, capital investments, dividends, acquisitions and net debt repayments. At September 30, 2015 and December 31, 2014, Commercial Paper Program borrowings were $200 million and $150 million, respectively, and there were no borrowings for either period under our letters of credit under our $2 billion Credit Facility.
We expect cash flows from operations will be between $1.6 and $1.7 billion in 2015, with the reduction from previous expectations largely due to lower profits.

Xerox 2015 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2015	2014
Net cash provided by operating activities	$733	$1,206	$(473)
Net cash provided by (used in) investing activities	527	(574)	1,101
Net cash used in financing activities	(1,796)	(1,327)	(469)
Effect of exchange rate changes on cash and cash equivalents	(71)	(54)	(17)
Decrease in cash and cash equivalents	(607)	(749)	142
Cash and cash equivalents at beginning of period	1,411	1,764	(353)
Cash and Cash Equivalents at End of Period	$804	$1,015	$(211)
Cash Flows from Operating Activities
Net cash provided by operating activities was $733 million for the nine months ended September 30, 2015. The $473 million decrease in operating cash from the prior period was primarily due to the following:

•
$387 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation and restructuring charges as well as the HE charge, which had a negligible cash impact for the period.

•	$40 million decrease due to the expected loss of cash flow from operations associated with the ITO business, post-divestiture.

•	$143 million decrease from accounts payable and accrued compensation primarily related to lower spending and the timing of supplier payments as well as lower compensation and benefit related expenses.

•	$117 million decrease primarily due to higher levels of inventory following lower equipment and supplies demand.

•	$59 million decrease from finance receivables primarily related to a lower net run-off. See Sales of Finance Receivables for further discussion.

•	$99 million increase from accounts receivable primarily due to lower revenues.

•	$80 million increase from lower pension contributions and restructuring payments primarily due to timing.

•	$26 million increase from lower spending for up-front costs on outsourcing service contracts.

Cash flow from operations for the nine months ended September 30, 2015 and 2014 included a source of cash of $39 million and $52 million, respectively, related to the ITO business.
Cash Flows from Investing Activities
Net cash provided by investing activities was $527 million for the nine months ended September 30, 2015 as compared to a $574 million use of cash in the prior period. The change was primarily due to the following:

•	$936 million of net proceeds from the sale of the ITO business. See Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information.

•
$105 million change from acquisitions. 2015 includes the acquisition of RSA Medical for $141 million, Intrepid Learning Solutions, Inc. for $28 million and $32 million for other acquisitions while 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding Gmbh for $54 million and Consilience Software, Inc. for $25 million.

•	$76 million due to lower capital expenditures (including internal use software) partly due to the sale of the ITO business.

Capital expenditures (including internal use software) for the nine months ended September 30, 2015 and 2014 included $42 million and $72 million, respectively related to the ITO business.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,796 million for the nine months ended September 30, 2015. The $469 million increase in the use of cash from the prior period was primarily due to the following:

•	$572 million increase in share repurchases.

•	$32 million increase due to lower proceeds from the issuance of common stock under our stock option plans.

•	$30 million increase due to higher common stock dividends of $13 million and distributions to noncontrolling interests of $17 million.

•
$164 million decrease from net debt activity. 2015 reflects payment of $1,250 million on Senior Notes offset by net proceeds of $1,045 million from the issuance of Senior Notes and an increase of $50 million in Commercial

Xerox 2015 Form 10-Q

Paper. 2014 reflects payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes.
Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2015	December 31, 2014
Total finance receivables, net(1)	$3,999	$4,254
Equipment on operating leases, net	491	525
Total Finance Assets, net(2)	$4,490	$4,779
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2014 includes a decrease of $190 million due to currency across all Finance Assets.
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

(in millions)	September 30, 2015	December 31, 2014
Financing debt(1)	$3,929	$4,182
Core debt	3,647	3,559
Total Debt	$7,576	$7,741
____________________________

(1)
Financing debt includes $3,499 million and $3,722 million as of September 30, 2015 and December 31, 2014, respectively, of debt associated with total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes the components of our debt:

(in millions)	September 30, 2015	December 31, 2014
Principal debt balance(1)	$7,566	$7,722
Net unamortized discount	(54)	(54)
Fair value adjustments(2)
- terminated swaps	52	68
- current swaps	12	5
Total Debt	$7,576	$7,741
____________________________

(1)
Includes Notes Payable of $1 million as of September 30, 2015 and December 31, 2014, respectively, and Commercial Paper of $200 million and $150 million as of September 30, 2015 and December 31, 2014, respectively.

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

Xerox 2015 Form 10-Q

Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Accounts receivable sales	$551	$696	$1,739	$2,244
Deferred proceeds	67	94	186	314
Loss on sales of accounts receivable	3	4	9	12
Estimated decrease to operating cash flows(1)	(31)	(22)	(45)	(42)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Refer to Note 6 - Accounts Receivable, Net, in the Condensed Consolidated Financial Statements for additional information.

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
The net impact on operating cash flows from these transactions for the periods presented is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Impact from prior sales of finance receivables(1)	$(79)	$(125)	$(273)	$(411)
Collections on beneficial interest	12	23	45	74
Estimated Decrease to Operating Cash Flows	$(67)	$(102)	$(228)	$(337)
______________

(1)	Represents cash that would have been collected had we not sold finance receivables.
Refer to Note 7 - Finance Receivables, Net, in the Condensed Consolidated Financial Statements for additional information.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2015 Q4	$209
2016	978
2017	1,026
2018	1,019
2019	1,160
2020	1,207
2021	1,067
2022	—
2023	—
2024 and thereafter	900
Total	$7,566

Xerox 2015 Form 10-Q

Treasury Stock
During third quarter 2015, we repurchased 65.1 million shares for an aggregate cost of $691 million, including fees, for cumulative repurchases for the nine months ended September 30, 2015 of 115.2 million shares at an aggregate cost of $1.3 billion, including fees.
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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 12 – Financial Instruments, in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below. We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related income tax effects.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Revenue, Costs and Expenses, and Margin
As previously discussed, during third quarter 2015 we recorded a pre-tax charge (HE charge) of $389 million ($241 million after-tax or 23 cents per share), which included a $116 million reduction to revenues. (See Services within the "Segment Review" section for additional details). As a result of the significant impact of the HE charge on our reported revenues, costs and expenses as well as key metrics for the period, we also discussed our results using non-GAAP measures which excluded the impact of the HE charge. In addition to the magnitude of the charge and its impact on our reported results, we excluded the HE charge due to the fact that it was primarily a unique charge associated with the conclusion, after a series of discussions, that fully completing our HE platform implementations in California and Montana was no longer considered probable.

Xerox 2015 Form 10-Q

Adjusted Earnings Measures

•	Net income and Earnings per share (EPS)

•	Effective tax rate
In addition to the exclusion of the HE charge, the above measures were also adjusted for the following items:
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
Software impairment charge: The software impairment charge is excluded due to its non-cash impact and the unique nature of the item both in terms of the amount and the fact that it was the result of a specific management action involving a change in strategy in our Government Healthcare Solutions business. See Services within the "Segment Review" section for further discussion.
Deferred tax liability adjustment: The deferred tax liability adjustment was excluded due its non-cash impact and the unusual nature of the item both in terms of amount and the fact that it was the result of an infrequent change in a tax treaty impacting future distributions from Fuji Xerox. Refer to Note 1 - Basis of Presentation, in the Condensed Consolidated Financial Statements for additional information.
Operating Income and Margin
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the exclusion of the HE Charge as well as the amortization of intangible assets, operating income and margin also excludes Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. Restructuring charges consist of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment charges include costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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
Free Cash Flow
To better understand trends in our business, we believe that it is helpful to adjust cash flows from operations to exclude amounts for capital expenditures including internal use software. Management believes this measure gives investors an additional perspective on cash flow from operating activities in excess of amounts required for reinvestment. It provides a measure of our ability to fund acquisitions, dividends and share repurchase. It is also used to measure our yield on market capitalization.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2015 Form 10-Q

Net (Loss) Income and EPS reconciliation:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(in millions; except per share amounts)	Net (Loss) Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$(31)	$(0.04)	$258	$0.21	$267	$0.23	$779	$0.64
Adjustments:
Amortization of intangible assets	48	0.05	48	0.05	145	0.13	144	0.12
Software Impairment	—	—	—	—	90	0.08	—	—
HE Charge	241	0.23	—	—	241	0.22	—	—
Adjusted	$258	$0.24	$306	$0.26	$743	$0.66	$923	$0.76
Weighted average shares for adjusted EPS(2)		1,078		1,192		1,120		1,208
Fully diluted shares at end of period(3)		1,046				1,046
 ____________________________

(1)	Net (loss) income and EPS from continuing operations.

(2)
Average shares for calculations of adjusted EPS for the three and nine months ended September 30, 2015 and 2014 include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at September 30, 2015, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the third quarter 2015.

Effective Tax reconciliation:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(173)	$(105)	60.7%	$286	$66	23.1%	$102	$(75)	(73.5)%	$858	$181	21.1%
Adjustments:
Amortization of intangible assets	77	29		77	29		233	88		232	88
HE charge	389	148		—	—		389	148		—	—
Software Impairment	—	—		—	—		146	56		—	—
Adjusted	$293	$72	24.6%	$363	$95	26.2%	$870	$217	24.9%	$1,090	$269	24.7%
____________________________

(1)	Pre-tax (loss) income and Income tax (benefit) expense from continuing operations.

Xerox 2015 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in millions)	(Loss)Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax (Loss) Income(1)	$(173)	$4,333	(4.0)%	$286	$4,795	6.0%	$102	$13,392	0.8%	$858	$14,507	5.9%
Adjustments:
Amortization of intangible assets	77			77			233			232
Restructuring and asset impairment charges	20			27			191			92
HE charge	389	116		—			389	116		—
Other expenses, net	73			71			187			175
Adjusted Operating Income/Margin	$386	$4,449	8.7%	$461	$4,795	9.6%	$1,102	$13,508	8.2%	$1,357	$14,507	9.4%
Equity in net income of unconsolidated affiliates	40			44			103			119
Business transformation costs	2			6			9			16
Fuji Xerox restructuring charge	2			1			4			3
HE charge	(389)	(116)		—			(389)	(116)		—
Other expenses, net*	(74)			(70)			(188)			(175)
Segment (Loss) Profit / Revenue	$(33)	$4,333	(0.8)%	$442	$4,795	9.2%	$641	$13,392	4.8%	$1,320	$14,507	9.1%
____________________________

(1)	Loss (profit) and revenue from continuing operations.
* Includes rounding adjustments.
Revenue / Segment reconciliation:

	Three Months Ended September 30, 2015
(in millions)	Total Revenue	Annuity Revenue	Outsourcing, Maintenance and Rentals Revenue	Total Segment (Loss) Profit	Total Segment Margin
Reported(1)	$4,333	$3,665	$3,098	$(33)	(0.8)%
Adjustment:
HE Charge	116	116	116	389
Adjusted	$4,449	$3,781	$3,214	$356	8.0%

	Nine Months Ended September 30, 2015
(in millions)	Total Revenue	Annuity Revenue	Outsourcing, Maintenance and Rentals Revenue	Total Segment Profit	Total Segment Margin
Reported(1)	$13,392	$11,381	$9,630	$641	4.8%
Adjustment:
HE Charge	116	116	116	389
Adjusted	$13,508	$11,497	$9,746	$1,030	7.6%
 ____________________________

(1)	Revenue from continuing operations.

Xerox 2015 Form 10-Q

Services Segment reconciliation:

	Three Months Ended September 30, 2015
(in millions)	Annuity Revenue	BPO Revenue	Segment Revenue	% of Total Revenue	Segment (Loss) Profit	Segment Margin
Reported(1)	$2,299	$1,616	$2,416	56%	$(184)	(7.6)%
Adjustment:
HE Charge	116	116	116	—	389
Adjusted	$2,415	$1,732	$2,532	57%	$205	8.1%

	Nine Months Ended September 30, 2015
(in millions)	Annuity Revenue	BPO Revenue	Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin
Reported(1)	$7,151	$5,086	$7,499	56%	$197	2.6%
Adjustment:
HE Charge	116	116	116	—	389
Adjusted	$7,267	$5,202	$7,615	56%	$586	7.7%
 ____________________________

(1)	Revenue from continuing operations.

Key Financial Ratios reconciliation:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in millions)	Gross Margin	RD&E as % of Revenue	SAG % of Revenue	Gross Margin	RD&E as % of Revenue	SAG % of Revenue
Reported(1)	22.8%	3.1%	19.7%	28.4%	3.1%	20.0%
Adjustment:
HE Charge	8.1%	(0.1)%	(0.5)%	2.7%	—	(0.2)%
Adjusted	30.9%	3.0%	19.2%	31.1%	3.1%	19.8%
____________________________

(1)	Revenue from continuing operations.

Free Cash Flow:

(in billions)	Free Cash Flow FY 2015
Cash Flow from Operations	$1.6 - $1.7
CAPEX	0.3
Free Cash Flow	$1.3 - $1.4

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Financial Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 18 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2014 Annual Report. The Risk Factors remain applicable from our 2014 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2015
During the quarter ended September 30, 2015, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 15, 2015: Registrant issued 54,687 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen Rusckowski, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $10.50 per DSU (aggregate price $574,214), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on July 31: Registrant issued 4,555 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $10.77 per DSU (aggregate price $49,057), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

Xerox 2015 Form 10-Q

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2015
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	14,219,541	$10.64	14,219,541	$783,322,090
August 1 through 31	27,191,482	10.85	27,191,482	488,241,340
September 1 through 30	23,708,853	10.27	23,708,853	244,710,381
Total	65,119,876		65,119,876
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately 695.2 million shares at a cost of $7.8 billion has been used through September 30, 2015. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	4,559,844	$10.68	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	4,559,844
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2015 Form 10-Q

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
Date: October 30, 2015

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