Form 10-K
period 2015-12-31
XEROX CORP
filed 2016-02-19
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2015 was $11,371,974,991.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2016
Common Stock, $1 par value	1,012,898,377

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2016 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including with respect to the proposed separation of the Business Process Outsourcing (BPO) business from the Document Technology and Document Outsourcing business, the expected timetable for completing the separation, the future financial and operating performance of each business, the strategic and competitive advantages of each business, future opportunities for each business and the expected amount of cost reductions that may be realized in the cost transformation program, and are subject to a number of factors that may cause actual results to differ materially. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

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
Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contacts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; the possibility that the proposed separation of the BPO business from the Document Technology and Document Outsourcing business will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to our business in connection with the proposed separation; the potential that BPO and Document Technology and Document Outsourcing do not realize all of the expected benefits of the separation, and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2015

PART I

ITEM 1. BUSINESS
Planned Company Separation

On January 29, 2016, we announced that our Board of Directors approved management’s plan to separate the Company's Business Process Outsourcing business from its Document Technology and Document Outsourcing business. Each of the businesses will operate as an independent, publicly-traded company. Leadership and names of the two companies will be determined as the process progresses. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes. In conjunction with the separation, we also announced a three-year strategic transformation program targeting savings across all segments.

Xerox will begin the process to separate while we finalize the transaction structure. Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 filing with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing, and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees. Accordingly, the overview of our business provided here is based on our 2015 reporting basis.

Our Business
Xerox is helping change the way the world works. By applying our expertise in imaging, business process, analytics, automation and user-centric insights, we engineer the flow of work to provide greater productivity, efficiency and personalization.
We are a leader across large, diverse and growing markets estimated at nearly $365 billion(1). The global business process outsourcing market is very broad, encompassing multi-industry business processes as well as industry-specific business processes, and our addressable market is estimated at almost $275 billion(1). The document management market is estimated at roughly $90 billion(1) and is comprised of the document systems, software, solutions and services that our customers have relied upon for years to help run their businesses and reduce their costs. Xerox led the establishment of the managed print services market, and continues today as the industry leader in this expanding market segment.

(1)	Market estimates are derived from third-party forecasts produced by firms such as Gartner and Nelson Hall, and include our internal assumptions.

The following are some additional insights into these business areas:
Business Process Outsourcing (BPO): We are a leading enterprise for business process outsourcing, with expertise in managing transaction-intensive processes. Our BPO business includes services that support enterprises through multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry-focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications.
Document Technology (DT) and Document Outsourcing (DO): Our document technology products and solutions support the work processes of our customers by providing them with an efficient, cost effective printing and communications infrastructure. Our DO service offerings help customers ranging from small businesses to global enterprises optimize their printing and their related document workflow and business processes.
Our Strategy and Business Model
Our strategy is to apply technology and innovation to help change the way the world works, and to create sustained shareholder value through growth in business services and continued leadership in document technology. We also create value through expanding margins and profits as well as a balanced capital allocation strategy that returns cash to shareholders, while investing for growth and competitive advantage. To accomplish this, (beginning in 2014) we established the following strategic priorities:

Xerox 2015 Annual Report 1

Leverage Brand Strength and Market Position
We have a strong and valuable brand that continues to be ranked in the top percentile of the most valuable global brands. By applying our expertise in imaging, business process, analytics, automation and user-centric insights, we engineer the flow of work to provide greater productivity, efficiency and personalization. Well-recognized and respected, our brand is associated worldwide with delivering innovative solutions, and industry-leading business process and document management services and technology.
Xerox has a broad, diverse set of offerings in Services and a strong, well-positioned product portfolio in Document Technology. We are strengthening our market positions by constantly evaluating our businesses and focusing our investments in areas where we have an advantage, and where the greatest market opportunities exist. We expect to accomplish this by narrowing our focus, targeting acquisitions and investing in businesses that will enhance our Services offerings and capabilities, capitalize on our deep industry expertise and expand services globally, while maintaining our Document Technology leadership in attractive market segments.

Geographically, our footprint spans more than 180 countries and allows us to deliver superior technology and services to customers of all sizes, regardless of complexity or number of customer locations.

Profitably Grow Services in Attractive Markets
Over half of our revenue was derived from business services in 2015. The business services markets have attractive market growth rates generally in the mid-single digits, and we believe we can accelerate our Services revenue over time through both organic and inorganic growth. Across our business, we serve industry verticals where we have deep expertise resulting from years of experience, strong customer relationships, global scale and renowned innovation. Capitalizing on the opportunities that these strengths provide will continue to be key to our growth.

Lead in Document Technology
We are focused on maintaining our leadership position in the Document Technology market and continuing to innovate around our software, hardware and services offerings. In 2015, we updated our product portfolio by introducing nine new devices and also launched nineteen new workflow and software solutions. These include products and solutions in the growing graphic communications market, and expanding upon our investments in the production inkjet market and further building upon our 2013 Impika acquisition. Continuing to bring innovative new products and solutions to market, while also enhancing existing products and solutions, will enable us to sustain our Document Technology market leadership.

Innovate to Differentiate Our Offerings
Differentiating our offerings is key to our strategy. A critical role of our research is to envision the future and define new research and competency areas for that future. We direct our research and development (R&D) investments to areas such as data analytics, business process automation, and improving the quality and reducing the environmental impact of digital printing. The proportion of our annual U.S. patent filings related to software, solutions and analytics oriented capabilities has increased each of the last five years and they represented more than 40 percent of our filings in 2015. We are investing in attractive markets, such as healthcare and transportation, to create differentiation. In addition, our acquisitions target companies providing new capabilities and offering access to adjacent services, solutions and technologies. We expect this will deliver incremental value for our customers and drive profitable revenue growth for our business.

Drive Operational Excellence Across Our Businesses
Our operational excellence model leverages our global delivery capabilities, production model, incentive-based compensation process, proprietary systems and financial discipline to deliver increased productivity and lower costs for our customers and for our own business. Margin expansion is a key priority within Services and an overall opportunity for Xerox that we will achieve through specific initiatives aimed at improving our cost structure and portfolio mix. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in businesses that are declining. In Services, we realigned our delivery resources into global capability organizations in order to maximize our global scale and ensure service delivery excellence across our BPO offerings. We also have initiatives underway to continue improving our software platform implementation capability, particularly within our Government Healthcare business where we have narrowed the focus of our platform development initiatives. With our ongoing efforts and targeted initiatives in both Services and Document Technology, we expect over time to maintain or increase our profitability and overall competitive positioning.

Xerox 2015 Annual Report 2

Engage, Develop and Support Our People
Our Services and Document Technology offerings and know-how are a powerful combination, and are supported by a talented global workforce focused on delivering value to our customers. We continue to develop our employees by investing in processes and systems to equip them with modern tools that enable them to perform their jobs more effectively and by providing opportunities for career growth.

Annuity-Based Business Model and Shareholder-Centered Capital Allocation
Our business is based on an annuity model that provides significant recurring revenue and cash generation. In 2015, 85 percent of our total revenue was annuity-based; this includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. The remaining 15 percent of our revenue comes from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.

We remain committed to using our solid cash flow to deliver shareholder returns now and in the future through a balanced capital allocation strategy that includes share repurchase, acquisitions and dividends.
Acquisitions and Divestitures
The following is a summary of our acquisitions and divestitures in 2015. Additional details can be found in Note 3 - Acquisitions and Note 4 - Divestitures, in the Consolidated Financial Statements.

In the Services segment, consistent with our strategy to expand our offerings and geographic reach through acquisitions and to actively manage our product portfolio, we acquired the following companies:

•	The learning services unit of Seattle-based Intrepid Learning Solutions (announced in 2014, closed January 2015).

•	Healthy Communities Institute, a California-based company that helps hospitals and other health organizations manage population health.

•	RSA Medical, an Illinois-based provider of health assessment and risk management for members interacting with health and life insurance companies.

•
inVentiv Patient Access Solutions (iPAS), an inVentiv Health company that helps pharmaceutical companies drive product adoption and supports patients in minimizing or eliminating financial and reimbursement hurdles.

Additionally, we completed the sale of our Information Technology Outsourcing (ITO) business on June 30, 2015 to Atos SE. The sale enables Xerox to increase its focus and resources on expanding its BPO and DO businesses, areas where the company has competitive advantage. We continue to have a relationship with Atos in which Atos continues to provide IT services to us internally as well as to our current BPO customers.
In the Document Technology segment, consistent with our strategy to expand distribution in under-penetrated markets, we acquired Lancaster, PA based Conestoga Business Solutions and Fort Collins, Colorado based Capital Business Systems.
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

Xerox 2015 Annual Report 3

to provide our clients with actionable recommendations. Tailoring these methods to various vertical applications leads to new customer value propositions.

2.	Agile Enterprise - Create simple, automated and touch-less business processes resulting in lower cost, higher quality and increased agility:
Businesses require agility in order to quickly respond to market changes and new business requirements. To enable greater business process agility, our research goals are to simplify, automate and enable business processes on the cloud via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our research on image, video and natural language processing, as well as machine learning. Application of these methods to business processes enables technology to perform tasks that today are performed manually, thus allowing workers to focus on higher level tasks.

3.	Personalization @ Scale - Augment humans by providing secure, real-time, context-aware personalized products, solutions and services:
Whether business correspondence, personal communication, manufactured items or an information service, personalization increases the value to the recipient. Our research leads to technologies that improve the efficiency, economics and relevance of business services, such as customer care, benefits and educational services. Our proprietary printing technologies give us a strong platform to research and develop methods that create affordable, ubiquitous color printing. We also research how to expand the application of digital printing to cover new applications such as packaging and printing directly on end-use products.

4.	Sustainable Enterprise and Society - Enhance the environmental and societal benefits of our offerings:
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

Global Research Centers
We have four global research centers, each with a unique area of focus, where creativity and entrepreneurship are truly valued. Our leadership has empowered researchers to deliver high-impact innovations that make a difference to our clients and the world. Our research centers are:

•
Palo Alto Research Center (PARC): A wholly-owned subsidiary of Xerox located in Silicon Valley and Webster NY, PARC provides Xerox commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in big data analytics, intelligent sensing, computer vision, networking, printed electronics, energy, and digital design and manufacturing.

•
Xerox Research Centre of Canada (XRCC): Located in Mississauga, Ontario, Canada, XRCC brings materials to market through advances in organic materials chemistry, polymer processing, formulation design, prototyping and scale-up. Advanced materials, sustainable materials, printed electronics, additive manufacturing and continuous processes are among the current areas of exploration for XRCC researchers as they develop new competencies to meet the future needs of customers.

•
Xerox Research Centre Europe (XRCE): Located in Grenoble, France, XRCE research aims to differentiate Xerox business process service offerings by simplifying them and making them more automated, intelligent and agile. The centre combines its world-class expertise in imaging, text and data analytics, with insights from its ethnographic studies to create and design innovative and disruptive technology.

•
Xerox Research Centre India (XRCI): Located in Bangalore, India, XRCI explores, develops and incubates innovative solutions and services for our global customers, with a special focus on emerging markets.

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

Our total research, development and engineering expenses (RD&E), which includes sustaining engineering expenses for hardware engineering and software development after we launch a product, totaled $563 million in

Xerox 2015 Annual Report 4

2015, $577 million in 2014 and $603 million in 2013. Fuji Xerox R&D expenses were $569 million in 2015, $654 million in 2014 and $724 million in 2013.
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

Revenues by Business Segment
Our Services segment is the largest segment, with $10,137 million in revenue in 2015, representing 56 percent of total revenue. The Document Technology segment contributed $7,365 million in revenue, representing 41 percent of total revenue. The Other segment contributed $543 million in revenue, representing 3 percent of total revenue.

Services Segment
We provide business services in global markets across major industries and to government agencies. These services help our clients improve the flow of work, providing them more time and resources to allocate to their core operations and enabling them to respond rapidly to changing technologies and to reduce expenses associated with their business processes. Our Services segment currently comprises two types of service offerings: Business Process Outsourcing and Document Outsourcing.

Business Process Outsourcing
BPO represented 68 percent of our total Services segment revenue in 2015. We are a leading enterprise for business process outsourcing, with expertise in managing transaction-intensive processes. We provide multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications. We bring our BPO solutions to market through Industry Business Groups and we deliver our solutions to our customers through Global Capability Organizations.

Industry Business Groups
To enable deep client engagement and to optimize cross-selling of our broad portfolio of services solutions, we have organized our go-to-market resources into global industry business groups. The industry groups have primary responsibility for client relationships and sales, developing industry thought leadership and industry specific solutions, and ensuring service delivery meets client requirements. The industry business groups in 2015 were as follows:

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

Healthcare Payer and Pharma: We deliver administrative efficiencies to our healthcare payer and pharmaceutical clients through scalable and flexible transactional business solutions, which encompass our global delivery model and domestic payer service centers. We support nearly all of the top 20 U.S. commercial health plans, touching nearly two-thirds of the insured population in the U.S.
Healthcare Provider Solutions: We serve hospitals, doctors and other care providers, including every large health system in the U.S., with contracts in 49 of the 50 states. Our services help our clients improve access to patient data, achieve tighter regulatory compliance, realize greater operational efficiencies, reduce administrative costs and provide better health outcomes.

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

Xerox 2015 Annual Report 5

•
Public Sector: We provide services to many constituencies across the public sector space. This includes services uniquely focused on transportation-related entities as well as our broad portfolio of BPO solutions to all governmental entities.

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
State, Local and Federal Government Services: We support our government clients with services targeting key agencies within federal, state, county and municipal governments including Health and Human Services, Veterans Administration, Treasury, Safety and Justice, and Government Administration. Our depth of agency-specific expertise and scale required to deliver and manage programs at all levels of government gives us an advantaged market position. Our services span benefits collection and disbursement and electronic payment cards, tax and revenue systems, eligibility systems and services, unclaimed property services and a broad range of other business process services.

•
Government Healthcare: We provide administrative and care management solutions to state Medicaid programs and federally-funded U.S. government healthcare programs. We provide a broad range of innovative solutions to 32 states and the District of Columbia. Our services include processing Medicaid claims, pharmacy benefits management, clinical program management, supporting health information exchanges, eligibility application processing and determination, management of long-term care programs, delivering public and private health insurance exchange services and care and quality management.

Global Capability Organizations
To leverage our global scale and ensure service delivery excellence across our BPO offerings, we have organized our delivery resources into global capability groups. The capability organizations have primary responsibility for implementing new client contracts and delivering service to existing clients, identifying best practices to improve cost competitiveness and innovating and implementing our next generation offerings. The 2015 global capability groups were as follows:

•
Customer Care: Our teams across the globe provide expertise in customer service, technical support, sales, collections and other services via multiple channels including phone, SMS, chat, interactive voice response, social networks and email.

•
Transaction Processing: We have a broad array of transaction processing capabilities across many different client types. These capabilities include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services, file indexing and others.

•
Human Resources Services: Our capabilities cover a wide range of HR outsourcing services including health, pension and retirement administration and outsourcing, private healthcare exchanges, employee service centers, learning solutions and welfare services, global mobility and relocation, payroll and others.

•
Finance and Accounting: We serve clients in many industries by managing their critical finance, accounting and procurement processes. Our services span corporate finance and decision support, prepaid cards, payment processing, loan and banking process support and student loan servicing.

•
Communication and Marketing Services: We provide end-to-end outsourcing for content design, creation, marketing, fulfillment and distribution services that help clients communicate with their customers and employees more effectively. We deliver communications through print and multimedia channels, including SMS, web, email and mobile media.

•
Consulting and Analytics Services: Our consulting services help clients identify and capture strategic opportunities in their businesses often in conjunction with the deployment of BPO services such as those discussed above. Our analytics capabilities provide clients with deep business insights on an ongoing basis, as an add-on or embedded service offering in conjunction with BPO contracts.

In 2015, we continued to focus our portfolio and differentiate our offerings. Significant actions in 2015 included the following:

•
New Operating Model: We completed the transition to our new operating model based on industry business groups and global capabilities, including investment in management and sales resources and training.

Xerox 2015 Annual Report 6

•
Focus in Government Healthcare: We narrowed our focus in Government Healthcare by limiting the scope of development and deployment of new platforms, including our Health Enterprise Medicaid information system.

•
Automation: We continued to successfully deploy our automation solutions, which use software to perform rules-based, repeatable tasks freeing up people for higher-value activities, to differentiate our offerings, in areas such as toll processing within Transportation Services, claims processing in Commercial Healthcare and virtual agents in Customer Care.

•
Key Signings: We signed large-scale deals, including one with the state of New York to implement a new Medicaid information system based on our federally certified solution in New Hampshire and one with the state of Florida to build a consolidated customer service system for processing highway toll transactions.

•	Customer Retention: We increased our renewal rate by 3-percentage points in 2015 to a rate of 84%.

Document Outsourcing
We are the industry leader in document outsourcing services. We help companies assess and optimize their print infrastructure, secure and integrate their environment and automate and simplify their business processes so that they can grow revenue, reduce costs and operate more efficiently. DO represented 32 percent of our total Services segment revenue in 2015.

Our two primary offerings within DO are Managed Print Services (MPS), including Workflow Automation and Centralized Print Services (CPS). The MPS offering targets clients ranging from large, global enterprises to mid-size and small businesses, including via our partner print services channels, and governmental entities. The CPS offering targets the on-demand, production printing, multi-channel publishing and mailroom operations needs of governments, large enterprises and mid-size businesses.

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

Our Next Generation MPS and CPS offerings are built upon a three stage approach:
Assess and Optimize: We use best-in-class tools and processes to create a baseline of our client’s current spend, enabling us to design a solution that reduces our client's costs by up to 30 percent while supporting our client's sustainability goals.

Secure and Integrate: Print devices are connected in a secure and compliant way to the IT environment. In addition, mobile print solutions are activated, security is enhanced and print server and print queue management streamline the IT environment - all backed by Xerox help desk support.

Automate and Simplify: With the right technology securely integrated within our client’s IT environment, we are able to automate and digitize paper-based processes, improving employee productivity. By eliminating ineffective processes that perpetuate inefficiency and increase costs, our clients can achieve greater productivity and digital transformation. Analytics guide strategies to bring operational excellence to routine workflows as well as industry-specific processes.

In 2015 we continued to innovate and expand upon the solutions within the three stage approach with an increased emphasis on Workflow Automation Services. Significant new enhancements launched in 2015 include the following:

•	Xerox Secure Print Manager Suite: services to help integrate advanced print security, control, reporting and analytics capabilities.

•	Xerox Digital Alternatives: enables individuals and workgroups to complete multiple workflows within a single application without the need for paper.

Xerox 2015 Annual Report 7

•	Xerox DocuShare 7.0: an on-premise or in the cloud enterprise content management (ECM) and process automation solution.

•	Xerox Workflow Automation Solutions for Supply Chain Optimization: a service based solution that improves the processes between a retailer’s head office, stores and back office operations.

•
Xerox Workflow Automation Solutions for Loan Application Processing: an automation of loan application review process using document capture, e-forms, e-signature, content management and workflow technologies.

•
Xerox Workflow Automation Solutions for Health Records Information Management: a solution that aggregates, manages and presents clinical healthcare data from diverse sources into a unified, configurable, easily accessed view: the Patient Window.

•	Xerox Workflow Automation Solutions for Insurance: workflow solutions for New Business Processing and Claims Processing.

•
Xerox Workflow Automation Solutions for Human Resources: three workflow solutions including HR Onboarding, Employee File Management and Policy and Procedure Administration that provide HR personnel the information they need to better streamline their HR processes.

•	Xerox Workflow Automation Solutions for Finance & Accounting: workflow solutions for Accounts Payable and Accounts Receivable.

•
Next Generation Xerox Partner Print Services: enabling Channel Partner expansion opportunities with Digital Alternatives, DocuShare 7.0, Client MPS Maturity Assessment and Demand Generation tools and solutions.

Document Technology Segment
Document Technology includes the sale of products and supplies, as well as the associated technical service and financing of those products (which are not related to document outsourcing contracts). Our Document Technology business is made up of strategic product groups that share common technology, manufacturing and product platforms. The strategic product groups are: Entry, Mid-Range and High-End.

In 2015, we announced a number of new Xerox products and solutions that bring our customers new ways to print, share and protect documents while working from anywhere. The development of these and future solutions solidifies our commitment at Xerox to maintaining our leadership in Document Technology.

Entry
Entry comprises desktop monochrome and color printers and multifunction printers ranging from small personal devices to workgroup printers and multifunction printers (MFPs) that serve the needs of office workgroups. Entry products represented 19 percent of our total Document Technology segment revenue in 2015 and are sold to customers in all segments from SMB to enterprise, principally through a global network of reseller partners and service providers, as well as through our direct sales force.

In 2015, we launched new Xerox devices that simplified printing from smartphones, tablets and laptops:

•
The Xerox Phaser 6022 and WorkCentre 6027 (available worldwide) and the Phaser 6020 and WorkCentre 6025 (available in developing markets and Europe) represent a refresh of our personal class color portfolio. These products deliver good value to single users or small work teams through small footprints, mobility features, fast print speeds and high quality output.

•
Adding wireless and mobile printing capabilities to any Ethernet-compatible printer or MFP, the Xerox Wireless Print Solutions Adapter enables legacy devices compatibility with modern workflows. This pocket-sized adapter sits next to the device and integrates with Google Cloud Print, Wi-Fi Direct, NFC tap-to-pair and Apple AirPrint.

•
The Xerox ColorQube 8580 and ColorQube 8880 solid ink printers continue to offer our customers a unique solid ink value with productive, waste-conscious printing solutions that deliver exceptional print quality. Additionally they offer EnergyStar 2.0 certification and EPEAT Silver ratings.

Xerox 2015 Annual Report 8

Mid-Range
Mid-Range comprises products for enterprises of all sizes. These products are sold through dedicated Xerox branded partners, our direct sales force, indirect multi-branded channel partners and resellers worldwide. Our Mid-Range products represented 57 percent of our total Document Technology segment revenue in 2015. We are a leader in this product segment and offer a wide range of multifunction printers, copiers, digital printing presses and light production devices, and solutions that deliver flexibility and advanced features.

In 2015, we continued to innovate with a focus on expanding our security, workflow and software application capabilities through the following solutions:

•	A free app, the Xerox Print Service Plug-in for Android offers Android users a simple printing workflow, much like Apple® AirPrint™ does for iOS® users.

•
The Xerox® Mobile Link App allows workers that utilize both Android and iOS platforms to create personalized, one-touch workflows to automatically transmit documents to the cloud, fax, email or other destinations. One touch workflows are created once and saved as icons allowing users to easily repeat desired workflows.

•
Building on an existing Xerox solution - and a Buyer’s Lab Outstanding Mobile Solution for 2015 Pick - Xerox® Mobile Print Cloud 3.0 was updated with Print from Email capability and enables direct connection to cloud printing without the need for additional infrastructure.

Additionally, Xerox is focused on providing secure mobile printing by offering the Xerox PrintSafe Software solution that provides authentication security for MFPs through most industry standard card readers. This affordable solution runs on both Xerox and non-Xerox devices and has the added ability to print anywhere at any time to any MFP in a customer network.

We also launched in the U.S. the Xerox® Adaptable Accessibility Solution, a Section 508 compliant accessibility solution that operates on a standard tablet and features talk-back audio - empowering the blind, visually impaired and people with all abilities to easily access technology that enables work independence.

High-End
Our High-End digital color and monochrome solutions are designed for customers in the graphic communications industry and large enterprises with high-volume printing requirements. Our High-End products comprised 24 percent of our total Document Technology segment revenue in 2015. Our High-End solutions enable full-color, on-demand printing of a wide range of applications, including variable data for personalized content and 1:1 marketing.

During 2015, Xerox continued development and growth of our portfolio of Free Flow workflow software offerings in the High-End segment. Workflow automation is essential to our customers’ success, and our workflow platforms are an outstanding complement to our world-class hardware offerings. We launched cloud solutions for FreeFlow® Core and FreeFlow® Digital Publisher, these offerings expand the reach and accessibility via a SaaS model. Additionally we launched the latest version of FreeFlow® Variable Information Suite.

Within the High-End hardware portfolio, in 2015, we continued to integrate and grow our production inkjet business, led by the Impika inkjet platforms as well as the Xerox® CiPress Production Inkjet Systems. Our newest production inkjet offering is the Xerox Rialto 900 Inkjet Press, the first fully integrated, roll-to-cut sheet press in the industry. The Rialto 900 earned several industry awards in 2015, including being named “Best in Category” among all digital presses at Graph Expo 2015. The Rialto 900 joins the Xerox Impika® eVolution, Xerox Impika® Compact and Xerox Impika® Reference in our aqueous inkjet portfolio, producing a wide range of commercial and industrial print applications for our customers. The CiPress platform is based on Xerox solid ink technology, and provides unique value as the industry’s only waterless production inkjet printing system.

Additionally, we remain the worldwide leader in the cut-sheet production color and monochrome industry segments. In 2015, our most significant new product was the Xerox® iGen® 5. The iGen 5 has an optional fifth color housing that increases the ability to match a larger range of Pantone colors without hindering productivity and delivering speeds up to 150 pages per minute with outstanding print quality. A variety of color matching, job setup and quality control automation tools are also available.

Xerox 2015 Annual Report 9

We also launched the Xerox® Versant™ 80 Press, which enables full color printing at speeds up to 80 pages per minute, with outstanding Ultra HD Resolution print quality and is built with the same compact belt fuser and set of automation tools as the Versant 2100 introduced in 2014. In 2015, we delivered a number of feature enhancements across our entire cut sheet line which includes the Xerox iGen™, Xerox Color Presses, Xerox Nuvera™, DocuTech™ and DocuPrint™ series, and Xerox® Wide Format IJP 2000.

Other Segment
The Other segment includes paper sales in our developing market countries, wide-format systems, licensing revenue, Global Imaging Systems network integration solutions and non-allocated corporate items, including Other expenses, net. Paper sales comprised nearly 40% of the revenues in the Other segment in 2015, which is roughly the same as in 2014.

Geographic Information
Our global presence is one of our core strengths. Overall, 30 percent of our revenue is generated by customers outside the U.S.

In 2015, our revenues by geography were as follows: U.S. - $12,557 million (70 percent of total revenue), Europe - $3,783 million (21 percent of total revenue), and Other areas - $1,705 million (9 percent of total revenue). Revenues by geography are based on the location of the unit reporting the revenue and include export sales.

Patents, Trademarks and Licenses
Xerox and its subsidiaries were awarded 938 U.S. utility patents in 2015. On that basis, we rank 37th on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox, we were awarded about 1,550 U.S. utility patents in 2015. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2015, we held over 12,500 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2015, we added 11 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in 7 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard Inc, Oce, Sharp, Samsung, Seiko Epson, Toshiba TEC and R.R. Donnelley. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own more than 440 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Marketing and Distribution
We operate in over 180 countries, providing the industry's broadest portfolio of document technology, services and software, and the most diverse array of business process outsourcing solutions, through a variety of distribution channels around the world. We manage our business based on the principal segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We go to market with a services-led approach and sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems (GIS), an office technology dealer which is comprised of regional core companies in the U.S., sells document management and network integration systems and services. We continued to expand our distribution to small and mid-size businesses in 2015 through GIS's acquisition of two companies.

Xerox 2015 Annual Report 10

Our brand is a valuable resource and continues to be ranked in the top percentile of the most valuable global brands. In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been and are in compliance with U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2015, total Xerox revenues of $18.0 billion included less than $10 thousand attributable to Sudan.

Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

In the Services business, our larger competitors include Accenture, Aon, Computer Sciences Corporation, Convergys, Genpact, Hewlett-Packard Enterprise, IBM and Teletech. In addition, we compete with in-house departments that perform the functions that could be outsourced to us.

In the Document Technology business, our larger competitors include Canon, Hewlett-Packard Inc., Konica Minolta, Lexmark and Ricoh.

Our brand recognition, positive reputation for business process and document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward.

Global Employment
Globally, we have approximately 143,600 direct employees. BPO employees comprise roughly 72 percent of our total. The combination of Document Technology and Document Outsourcing, which share much of their infrastructure, makes up 25 percent of employees, while an additional 3 percent of our employees are in corporate or other areas.

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

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2015, we had $4.0 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $4.5 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in the majority of our $7.4 billion of debt being allocated to our financing business.

Refer to "Customer Financing Activities and Debt" in the Capital Resources and Liquidity section of Management's Discussion and Analysis included in Item 7 of this 2015 Form 10-K, which is incorporated here by reference, for additional information.

Xerox 2015 Annual Report 11

Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. The Company's largest manufacturing site is in Webster, N.Y., where we produce the Xerox® iGen and Nuvera systems, components, EA Toner, consumables, fusers, photoreceptors and other products. Our other primary manufacturing operations are located in Dundalk, Ireland, for our High-End production products and consumables; Wilsonville, OR, for solid ink consumable supplies and components for our mid-range and entry products; and Aubagne, France, for Impika aqueous-ink production ink-jet systems. We also have a facility in Venray, Netherlands, that provides supplies manufacturing and supply chain management for the Eastern Hemisphere.

Our master supply agreement with Flex, a global electronics manufacturing services company, to outsource portions of manufacturing for our mid-range and entry businesses, continues through December 2016 (exclusive of extension rights). We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.

We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements, which is incorporated here by reference, for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model
Our global services production model is one of our key competitive advantages. We have approximately 130 Strategic Delivery Centers located around the world, including India, Philippines, Jamaica, Mexico, Guatemala, Colombia, Brazil, Argentina, Spain, Poland and Romania. These locations are comprised of Customer Care Centers, Finance and Accounting Centers, Human Resource Centers and Document Process Centers. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to make the most of lower-cost production locations, consistent methodology and processes, time zone advantages and business continuity.

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

International Operations
The financial measures by geographical area for 2015, 2014 and 2013 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements, are incorporated here by reference. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.

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

Xerox 2015 Annual Report 12

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

Xerox 2015 Annual Report 13

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
The planned separation of our Business Process Outsourcing (“BPO”) business from our Document Technology and Document Outsourcing business into two independent, publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
On January 29, 2016 we announced that our Board of Directors approved management’s plan to separate our BPO business from our Document Technology and Document Outsourcing business. Each of the businesses will operate as an independent, publicly-traded company. Our objective is to complete the separation by year-end 2016. The separation is subject to customary regulatory approvals, effectiveness of a Form 10 Registration Statement filing with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing and final approval of our Board of Directors. The transaction is intended to be tax-free for our shareholders for U.S. federal income tax purposes. We also announced a three-year strategic cost transformation project targeting incremental savings of $600 million for a cumulative cost reduction of $2.4 billion when combined with savings from on-going programs.
There are numerous risks associated with the proposed separation, including, but not limited to, the risk that the proposed separation of the BPO business from the Document Technology and Document Outsourcing business will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the risk of significant additional costs being incurred if the separation is delayed or does not occur at all; the risk of disruption to our business in connection with the proposed separation and that we could lose customers and/or business partners as a result of such disruption; the risk that the proposed separation will require significantly more time and attention from our senior management and employees than we currently anticipate, which could distract management from the operation of our business; the risk that we may find it more difficult to attract, retain and motivate employees during the pendency of the separation and following its completion; the risk that the BPO business and Document Technology and Document Outsourcing business do not realize all of the expected benefits of the separation; the risk that, as smaller, independent companies, the BPO business and Document Technology and Document Outsourcing business will be less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions and well as the risk of takeover by third parties; the risk that the yet-to-be determined credit ratings for the two publicly-traded companies may result in higher funding costs for one or both of the companies; the risk that the separation will not be tax-free for U.S. federal income tax purposes; the risk that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than what the value of Xerox common stock would have been had the separation not occurred; and the risk that the expected amount of cost reductions under the cost transformation program will not be realized.

Xerox 2015 Annual Report 14

The potential negative impact of the events described above could have a material adverse effect on our business, financial condition, results of operations and prospects, whether we are constituted as two independent publicly-traded companies after the proposed separation is completed or as one company as currently constituted.
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
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services and/or business process services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.
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

Xerox 2015 Annual Report 15

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
In addition, in order to continually meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base including our back-office support, we often locate our delivery service and back-office support centers in lower-cost locations, including several developing countries. Concentrating our centers in these locations presents a number of operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions; excessive employee turnover and rising labor rates. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.
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
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service and technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union Directive on Data Protection (Directive 95/46/EC). Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of individually identifiable information and these laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the recent invalidation of the U.S.-EU Safe Harbor regime will require us to implement alternative mechanisms in order for some of our data flows from Europe to the United States to comply with applicable law. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
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

Xerox 2015 Annual Report 16

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

Xerox 2015 Annual Report 17

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

Xerox 2015 Annual Report 18

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
The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2015, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
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

Xerox 2015 Annual Report 19

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
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands, are used primarily by the Document Technology segment. Our principal research facilities are located in California, New York, Canada, France and India. The research activities in our principal research centers benefit all of our operating segments. We lease and own several facilities worldwide to support our Services segment with larger concentrations of space in Kentucky, New Jersey, California, Mexico, Guatemala, Philippines, Jamaica, Romania and India. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
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

Xerox 2015 Annual Report 20

In June 2015 we completed the sale of our ITO business to Atos. The sale resulted in the transfer of 57 leases and 4 owned buildings to Atos and reduced our property portfolio by 1.3 million square feet and our operating costs by $31 million per year.
We also own or lease numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers and distribution centers. The size of our property portfolio at December 31, 2015 was approximately 30 million square feet at an annual operating cost of approximately $520 million and was comprised of 1,505 leased properties and 131 owned properties (of which 74 are located on our Webster, New York campus). It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 18 "Contingencies and Litigation" in the Consolidated Financial Statements is incorporated here by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Xerox 2015 Annual Report 21

Part II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.
Xerox Common Stock Prices and Dividends

New York Stock Exchange composite prices *	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$14.00	$13.26	$11.37	$10.88
Low	12.59	10.64	9.49	9.29
Dividends declared per share	0.07	0.07	0.07	0.07

2014
High	$12.44	$12.92	$14.05	$14.32
Low	10.30	11.06	12.20	12.21
Dividends declared per share	0.0625	0.0625	0.0625	0.0625
 _____________

*	Price as of close of business.

In January 2016, the Board of Directors approved an increase in the Company's quarterly cash dividend from 7.00 cents per share to 7.75 cents per share, beginning with the dividend payable on April 29, 2016.

Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, which is incorporated here by reference.

PERFORMANCE GRAPH

Xerox 2015 Annual Report 22

Total Return To Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2010	2011	2012	2013	2014	2015
Xerox Corporation	$100.00	$70.46	$61.75	$112.78	$131.00	$103.09
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Information Technology Index	100.00	102.41	117.59	151.03	181.40	192.15

Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2010 in Xerox, the S&P 500 Index and the S&P 500 Information Technology Index, respectively, and assumes dividends are reinvested.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2015
During the quarter ended December 31, 2015, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2015: Registrant issued 5,522 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen Rusckowski, Sara Martinez Tucker, and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $9.635 per DSU (aggregate price $53,204), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2015
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	—	$—	—	$244,710,381
November 1 through 30	—	—	—	244,710,381
December 1 through 31	—	—	—	244,710,381
Total	—		—
_____________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $8.0 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $7.8 billion has been used through December 31, 2015. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Xerox 2015 Annual Report 23

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	107,619	$9.64	n/a	n/a
November 1 through 30	201	9.75	n/a	n/a
December 1 through 31	1,175	10.88	n/a	n/a
Total	108,995
 ______________

(1)
These repurchases are made under a provision in our stock-based compensation programs and represent the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2015 Annual Report 24

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share data)

	2015	2014 (1)	2013	2012	2011
Per-Share Data
Income from continuing operations
Basic	$0.50	$0.96	$0.91	$0.87	$0.86
Diluted	0.49	0.94	0.89	0.85	0.84
Net Income Attributable to Xerox
Basic	0.42	0.86	0.93	0.90	0.92
Diluted	0.42	0.85	0.91	0.88	0.90
Common stock dividends declared	0.28	0.25	0.23	0.17	0.17
Operations
Revenues	$18,045	$19,540	$20,006	$20,421	$20,638
Sales	4,748	5,288	5,582	5,827	6,265
Outsourcing, maintenance and rentals	12,951	13,865	13,941	13,997	13,741
Financing	346	387	483	597	632
Income from continuing operations	570	1,151	1,159	1,180	1,252
Income from continuing operations - Xerox	552	1,128	1,139	1,152	1,219
Net income	492	1,036	1,179	1,223	1,328
Net income - Xerox	474	1,013	1,159	1,195	1,295
Financial Position
Working capital	$1,431	$2,798	$2,825	$2,363	$1,531
Total Assets	24,817	27,658	29,036	30,015	30,116
Consolidated Capitalization
Short-term debt and current portion of long-term debt	$985	$1,427	$1,117	$1,042	$1,545
Long-term debt	6,382	6,314	6,904	7,447	7,088
Total Debt(2)	7,367	7,741	8,021	8,489	8,633
Series A convertible preferred stock	349	349	349	349	349
Xerox shareholders' equity	9,074	10,678	12,300	11,521	11,876
Noncontrolling interests	43	75	119	143	149
Total Consolidated Capitalization	$16,833	$18,843	$20,789	$20,502	$21,007
Selected Data and Ratios
Common shareholders of record at year-end	33,843	35,307	37,552	39,397	41,982
Book value per common share	$8.96	$9.56	$10.35	$9.41	$8.88
Year-end common stock market price	$10.63	$13.86	$12.17	$6.82	$7.96

___________

(1)
2014 was revised for a deferred tax liability adjustment related to a change in tax law. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)	Includes capital lease obligations.

Xerox 2015 Annual Report 25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2015 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview
With revenues of $18.0 billion we are a leader across large, diverse and growing markets estimated at nearly $365 billion. The global business process outsourcing market is very broad, encompassing multi-industry business processes as well as industry-specific business processes, and our addressable market is estimated at almost $275 billion. The document management market is estimated at about $90 billion and is comprised of the document systems, software, solutions and services that our customers have relied upon for years to help run their businesses and reduce their costs. Xerox led the establishment of the managed print services market, and continues today as the industry leader in this expanding market segment.
Headquartered in Norwalk, Connecticut, the 143,600 people of Xerox serve customers in more than 180 countries providing business services, printing equipment and software for commercial and government organizations. In 2015, 30% of our revenue was generated outside the U.S.

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

Annuity-Based Business Model

In 2015, 85% of our total revenue was annuity-based, which includes contracted outsourcing services, equipment maintenance services, consumable supplies and financing, among other elements. Our annuity revenue significantly benefits from growth in Services. Some of the key indicators of annuity revenue growth include:

•	Services signings, which reflects the estimated future revenues from contracts signed during the period, i.e., Total Contract Value (TCV).

•
Services renewal rate, which is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period, calculated as a percentage of ARR on all contracts where a renewal decision was made during the period.

•	Services pipeline growth, which measures the increase in new business opportunities.

•	Installations of printers and multifunction devices as well as the number of machines in the field (MIF) and the page volume and mix of pages printed on color devices, where available.

Xerox 2015 Annual Report 26

Planned Company Separation
On January 29, 2016, we announced that our Board of Directors had approved management’s plan to separate the Company's Business Process Outsourcing business from its Document Technology and Document Outsourcing businesses. Each of the businesses will operate as an independent, publicly-traded company. Leadership and the names of the two companies will be determined as the process progresses. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.

Xerox will begin the process to separate while we finalize the transaction structure. Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 filing with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees.

As part of the planned separation, Xerox also announced that we will implement a three-year strategic transformation program targeting incremental savings of $600 million across all segments for a cumulative cost reduction of $2.4 billion over the three years when combined with savings from on-going programs.

Acquisitions and Divestitures
Consistent with our strategy to enhance our Services offerings and global presence and to expand our distribution capabilities in Document Technology, we completed several acquisitions during 2015. Refer to Acquisitions and Divestitures section in Item 1. Business in this Form 10-K as well as Note 3 - Acquisitions in our Consolidated Financial Statements for additional information regarding our 2015 acquisitions.
In December 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos and began reporting it as a Discontinued Operation. The sale was completed on June 30, 2015. Refer to Note 4 - Divestitures in our Consolidated Financial Statements for additional information.
Significant 2015 Charges
During 2015, we announced several changes regarding the strategic direction of our Government Healthcare Solutions (GHS) business, specifically with respect to the implementation of our Health Enterprise (HE) Medicaid platform. In October 2015, we determined that we would not fully complete the implementation of the platform in California and Montana. This determination resulted in recording a pre-tax charge (HE charge) of $389 million ($241 million after-tax) in the third quarter 2015. $116 million of the charge was recorded as a reduction to revenues and the remaining $273 million was recorded to Cost of outsourcing, maintenance and rentals. This development followed the GHS strategy change announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of the Xerox Integrated Eligibility System. This change in strategy resulted in pre-tax non-cash software platform impairment charges of $146 million in the second quarter 2015. Refer to the "Government Healthcare Strategy Change" section of the "Services Segment" review for further details of these decisions and charges.
As a result of the significant impact of the HE charge and the software impairment charges on our reported revenues, earnings and key metrics for the period, we are also discussing our results excluding the impact of these charges. These adjusted results are noted as “adjusted1” in the discussion below. Refer to the "Non-GAAP Financial Measures" section for an explanation of these non-GAAP financial measures.
Financial Overview
Total revenue of $18.0 billion in 2015 declined 8% from the prior year, with a 4-percentage point negative impact from currency. On an adjusted1 basis, excluding the HE charge, total revenues decreased 7%, with a 4-percentage point negative impact from currency. Services segment revenues decreased 4%, with a 3-percentage point negative impact from currency. On an adjusted1 basis Services segment revenues decreased 3%, with a 3-percentage point negative impact from currency, reflecting a 1% constant currency decrease in BPO revenues offset by a 3% increase in DO revenues. Services segment margin of 4.4% decreased 4.6-percentage points. On an adjusted1 basis segment margin was 8.1% and decreased 0.9-percentage points primarily due to targeted resource and other investments and increased expenses associated with our GHS HE platform implementations prior to the change in strategy. Document Technology segment revenues declined 12%, with a 4-percentage point negative impact from currency reflecting lower sales of entry products particularly in developing markets and to OEM customers and

Xerox 2015 Annual Report 27

lower supplies demand as well as continued price and page declines. Document Technology segment margin of 11.9% decreased 1.8-percentage points from 2014, reflecting unfavorable product mix and price declines, within our historical range, and an increase in pension expense partially offset by restructuring and productivity benefits.
2015 Net income from continuing operations attributable to Xerox was $552 million and included the $241 million after-tax HE charge and $90 million after-tax GHS software impairment charges as well as $193 million of after-tax amortization of intangible assets. Net income from continuing operations attributable to Xerox for 2014 was $1,128 million and included $196 million of after-tax amortization of intangible assets. The decrease in net income, after consideration of the noted charges, is primarily due to the profit decline in both the Services and Document Technology segments.
Cash flow from operations was $1.6 billion in 2015 as compared to $2.1 billion in 2014. The decrease in operating cash flow was primarily due to lower earnings and the elimination of cash flows from the divested ITO business. Cash provided by investing activities of $508 million primarily reflects net proceeds from the sale of the ITO business of approximately $930 million partially offset by capital expenditures of $342 million and acquisitions of $210 million. Cash used in financing activities was $2.1 billion, reflecting $1.3 billion for share repurchases, $370 million of net payments on debt and $326 million for dividends.

2016 Outlook
We expect total revenues to decline 2 to 4% in 2016, excluding the impact of currency. At mid January 2016 exchange rates, we expect currency to have about a 1 to 2 percentage point negative impact on total revenues in 2016, reflecting the continued weakening of our major foreign currencies against the U.S. dollar as compared to prior year. Earnings in 2016 are expected to reflect margin improvements in the Services segment and a Document Technology margin generally consistent with 2015. Refer to the "2016 Segment Reporting Change" section for a discussion of planned changes in the measurement of segment revenues and profits in 2016. The discussion below reflects those changes and the "2016 Segment Reporting Change" section includes a summary of revised segment results for 2015 on the new basis for comparison purposes.
In our Services business, we expect flat to 3% revenue growth, excluding the impact of currency, with revenue growth improving through the year driven by continued growth in signings. Services margins are expected to improve and be in the range of 8 to 9.5% in 2016 as we continue to focus on productivity and cost improvements, capturing additional efficiencies, including streamlining and automating more of our service delivery capabilities, and continued improvements to our business mix with a greater proportion of revenue from higher value offerings.
In our Document Technology business, we expect revenue to decline 5 to 7%, excluding the impact of currency, as we continue to face secular declines in these markets. We expect to offset these expected declines through continued cost management as well as the benefits from productivity and restructuring actions. 2016 margins in Document Technology are expected to be in the range of 12 to 14%, in line with 2015.
We expect 2016 cash flows from operations to be between $1.3 and $1.5 billion in 2016 and capital expenditures to be approximately $300 million.

Our capital allocation plan for 2016 includes the following:

•
Share repurchase and dividends – we plan to spend more than 50% of free cash flow (cash flow from operations less capital expenditures) on dividends and share repurchases. We recently announced an 11% increase in the quarterly dividend to 7.75 cents per share, beginning with the dividend payable on April 29, 2016. This will result in common dividends of approximately $300 million in 2016, which is in line with prior year as share repurchases effectively self-fund the increase.

•	Debt – we will manage our debt to maintain our investment grade rating.

•
Acquisitions – we expect to invest between $100 and $400 million, focusing on acquiring companies that will expand our capabilities in attractive markets of our Services and Document Technology segments. We will maintain the disciplined approach we have established for evaluating and completing acquisitions.

Xerox 2015 Annual Report 28

Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency” or "constant currency". In 2015 and 2014, this impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. Our calculation of this impact currently excludes the exchange impact from our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe). Revenues and expenses for these countries are analyzed at actual exchange rates for all periods presented, since these countries generally had unpredictable currency and inflationary environments, and our operations in these countries have historically been able to implement pricing actions to recover the impact of inflation and devaluation.
Approximately 30% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. When compared with the average of the major European currencies and Canadian Dollar on a revenue-weighted basis, the U.S. Dollar was 16% stronger in 2015 and flat in 2014, each compared to the prior year. As a result, the foreign currency translation had a 4-percentage point negative impact on revenue in 2015 and no impact on revenue in 2014. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.
The weakness of our major currencies against the U.S. Dollar is expected to remain an unfavorable revenue impact in 2016. At mid January 2016 exchange rates, we expect currency to have about a 1 to 2 percentage point negative impact on full-year 2016 revenues with a higher impact in the first half of the year than the second half.
In 2016 we plan to revise our calculation of the currency impact on revenue growth to include the currency impacts from the developing market countries (Latin America, Brazil, Middle East, India, Eurasia and Central-Eastern Europe), which, as noted above, are currently excluded from the calculation. Over the past few years, the exchange markets for the currencies of all countries - developed countries and developing market countries - have experienced significant volatility and unpredictability. Additionally, due to the changing nature of the global economy and the increased economic dependencies among all countries, the currency exchange markets in the developing market countries are no longer materially different from those in the developed countries. As a result of these market dynamics and economic changes, we currently manage our exchange risk in our developing market countries in a similar manner to the exchange risk in our developed market countries; therefore, the exclusion of the developing market countries from the calculation of the currency effect is no longer warranted. Applying this revised methodology in 2015 would have increased the negative impact from currency by about 1% for both the Total Company and the Document Technology segment revenues. The impact of this change was not material for 2014.

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
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Xerox 2015 Annual Report 29

Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Revenue Recognition in the Consolidated Financial Statements for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:

•	Bundled Lease Arrangements,

•	Sales to Distributors and Resellers and

•	Services - Percentage-of-Completion
Bundled Lease Arrangements: We sell our equipment under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Approximately 38% of our equipment sales revenue is related to sales made under bundled lease arrangements. Recognizing revenues under these arrangements requires us to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 11% of our revenues includes sales to distributors and resellers, and provisions and allowances recorded on these sales are approximately 23% of the associated gross revenues.
Revenue Recognition for Services - Percentage-of-Completion: A portion of our Services revenue is recognized using the percentage-of-completion (POC) accounting method. This method requires the use of estimates and judgment. Approximately 2% of our Services revenues were recognized using the POC accounting method. Although not significant to total Services revenue, the POC methodology is normally applied to certain of our larger and longer term outsourcing contracts involving system development and implementation services, primarily in government healthcare and certain government transportation contracts. In addition, we had unbilled receivables totaling $229 million and $360 million at December 31, 2015 and 2014, respectively, representing revenues recognized but not yet billable under the terms of our POC contracts. The decrease in unbilled revenues in 2015 is primarily due to developments in certain implementations of our Health Enterprise (HE) Medicaid platform - see below.
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

Xerox 2015 Annual Report 30

As noted previously, we apply the POC accounting method for arrangements in our government healthcare business. This includes the implementation of our HE Medicaid platform for various states in the U.S. Changes in the healthcare market, including evolving regulations, have continued to impact our development work and project scope for these arrangements including the development work required by our clients and their providers. This has contributed to delays in meeting client delivery dates as well as increased delivery costs for these contracts. In addition, the POC estimation process is particularly complex and challenging for these arrangements due to their significant scope and duration and the highly technical nature of the implementations. As a result, throughout the respective development and implementation periods, there is the potential for additional changes in contract costs, productivity, performance penalties and other factors, all of which may result in material increases or decreases in future revenues and costs.
As an example, during 2015 it was determined that we would not fully complete the HE Medicaid platform implementation projects in California and Montana. Revenues associated with these implementations were being recognized using the POC accounting method. As a result of the determination that we will not fully complete these implementations, we recorded a $116 million write-off of unbilled POC receivables associated with these projects and additional charges of $273 million. Based on the significance of these projects, we continually monitor the progress on our remaining HE Medicaid platform implementations and consider the potential for increased costs as well as risks and uncertainties in our estimates of revenues and costs under the POC accounting methodology. To the extent possible, we attempt to mitigate these risks through operational changes, project oversight and process improvements. Total unbilled receivables associated with our current HE Medicaid implementation projects were $51 million at December 31, 2015.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $53 million, $53 million and $120 million in Selling, Administrative and General Expenses (SAG) expenses in our Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, respectively.
Bad debt provisions remained fairly flat in 2015 reflecting a consistent trend in write-offs throughout the year as well as a continued disciplined credit process. Reserves, as a percentage of trade and finance receivables, were 3.0% at December 31, 2015, as compared to 3.1% and 3.4% at December 31, 2014 and 2013. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the five year period ended December 31, 2015, our reserve for doubtful accounts ranged from 3.0% to 3.4% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2015 rate of 3.0% would change the 2015 provision by approximately $33 million.
Refer to Note 5 - Accounts Receivables, Net and Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our defined benefit pension plans. These factors include assumptions we make about the expected return on plan assets, discount rate, lump-sum settlement rates, the rate of future compensation increases and mortality. Differences between these assumptions and actual experiences are reported as net actuarial gains and losses and are subject to amortization to net periodic benefit cost over future periods. Over the past several years, we have amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2013. In certain plans we are required by law or statute to continue to reflect salary increases and inflation in determining the benefit obligation related to prior service.
Cumulative net actuarial losses for our defined benefit pension plans of $3.1 billion as of December 31, 2015 decreased by $223 million from December 31, 2014, reflecting the decrease in our benefit obligations as a result of higher discount rates and the recognition of actuarial losses through amortization and U.S. settlement losses. These impacts were partially offset by losses as a result of actual plan asset returns being less than expected returns in

Xerox 2015 Annual Report 31

2015. The total actuarial loss at December 31, 2015 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 6.0% for 2015, 6.7% for 2014 and 6.7% for 2013, on a worldwide basis. During 2015, the actual return on plan assets was $(89) million as compared to an expected return of $376 million, with the difference largely due to negative returns in the equity markets in 2015. When estimating the 2016 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2016 is 5.8%. The decline in the 2016 rate primarily reflects the increased investment in fixed income securities as we reposition our investment portfolios in light of the freeze of plan benefits.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 77% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2015 and to calculate our 2016 expense was 3.7%; the rate used to calculate our obligations as of December 31, 2014 and our 2015 expense was 3.4%. The weighted average discount rate we used to measure our retiree health obligation as of December 31, 2015 and to calculate our 2016 expense was 4.1%; the rate used to calculate our obligation at December 31, 2014 and our 2015 expense was 3.8%.
Holding all other assumptions constant, a 0.25% increase or decrease in the discount rate would change the 2016 projected net periodic pension cost by approximately $30 million. Likewise, a 0.25% increase or decrease in the expected return on plan assets would change the 2016 projected net periodic pension cost by $19 million.
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $3.1 billion at December 31, 2015, of which the U.S. primary domestic plans represented approximately $1,101 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2015, U.S. plan settlements were $340 million, $250 million and $838 million, respectively, and the associated settlement losses on those plan settlements were $88 million, $51 million and $162 million, respectively. In 2016, on average, approximately $100 million of plan settlements will result in settlement losses of approximately $25 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2015 as well as estimated amounts for 2016:

	Estimated	Actual
(in millions)	2016	2015	2014	2013
Defined benefit pension plans(1)	$56	$54	$31	$105
U.S. settlement losses	124	88	51	162
Defined contribution plans	106	100	102	89
Retiree health benefit plans(2)	37	24	3	1
U.S. Retiree health curtailment gain	—	(22)	—	—
Total Benefit Plan Expense	$323	$244	$187	$357
 ___________

(1)	Excludes U.S. settlement losses.

(2)	Excludes U.S. retiree health curtailment gain.
Our estimated 2016 defined benefit pension plan cost is expected to be approximately $38 million higher than 2015, primarily driven by higher projected U.S. settlement losses. The increase in expense associated with Retiree health

Xerox 2015 Annual Report 32

benefit plans is primarily due to lower prior service credits as a result of a curtailment of our U.S. Retiree health benefit plan during 2015. Benefit plan costs are included in several income statement components based on the related underlying employee costs.
The following is a summary of our benefit plan funding for the three years ended December 31, 2015 as well as estimated amounts for 2016:

	Estimated	Actual
(in millions)	2016	2015	2014	2013
Defined benefit pension plans:	$140	$309	$284	$230
Defined contribution plans	106	100	102	89
Retiree health benefit plans	70	63	70	77
Total Benefit Plan Funding	$316	$472	$456	$396

The decrease in contributions to our worldwide defined benefit pension plans in 2016 is largely due to not including any planned contribution for our domestic tax-qualified defined benefit plans because none are required to meet the minimum funding requirements. However, once the January 1, 2016 actuarial valuations and projected results as of the end of the 2016 measurement year are available, the desirability of additional contributions will be reassessed. Based on these results, we may voluntarily decide to contribute to these plans.

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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Adjustments to our valuation allowance, through (credits)/charges to income tax expense, were $(3) million, $(20) million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. There were other decreases to our valuation allowance, including the effects of currency, of $125 million, $56 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to deferred tax assets or other comprehensive income. Gross deferred tax assets of $3.1 billion and $3.4 billion had valuation allowances of $410 million and $538 million at December 31, 2015 and 2014, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $247 million, $240 million and $267 million at December 31, 2015, 2014 and 2013, respectively.
Refer to Note 17 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.

Xerox 2015 Annual Report 33

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
As a result of our acquisition of Affiliated Computer Services, Inc. (ACS) in 2010, as well as other acquisitions including GIS, we have a significant amount of goodwill. Goodwill at December 31, 2015 was $8.8 billion. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.
Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment- qualitatively or quantitatively - of the fair value of each reporting unit against its carrying value. At December 31, 2015, $6.5 billion and $2.3 billion of goodwill was allocated to reporting units within our Services and Document Technology segments, respectively. Our Services segment is comprised of five reporting units while our Document Technology segment is comprised of one reporting unit for a total of six reporting units with goodwill balances.
Our annual impairment test of goodwill was performed in the fourth quarter of 2015. Consistent with 2014, we elected to utilize a quantitative assessment of the recoverability of our goodwill balances for each of our reporting units.
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
When performing our discounted cash flow analysis for each reporting unit, we incorporate the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business. The selected discount rates consider the risk and nature of the respective reporting units' cash flows and an appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.
In performing our 2015 impairment test, the following were the 3-year compounded assumptions for Document Technology and the five reporting units within our Services segment with respect to revenue, operating income and margins, which formed the basis for estimating future cash flows used in the discounted cash flow model:

•
Document Technology - Continued revenue declines with a flattening over the long-term. Operating income - flat and operating margin - 9% to 11% - as we continue to manage costs to match expected decline in revenues.

•
Services - Revenues flat to single digit growth over the long-term, as we look to expand in key segments of the outsourcing services market. Operating income growth - 11% to 12% - and operating margin - 9% to 10% - as we benefit from revenue growth while improving the mix of services and our cost structure through restructuring and productivity improvements.

We believe these assumptions are appropriate and reflect our forecasted long-term business model, giving appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The average discount rate applied to our projected cash flows was approximately 9.0%, which we considered reasonable based on the estimated capital costs of applicable market participants. Although the sum of the fair values of our reporting units was in excess of our market capitalization, we believe the difference is reasonable when market-based control premiums and other factors are taken into consideration, including the evolution of our

Xerox 2015 Annual Report 34

business to be predominantly services-based.
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
After completing our annual impairment reviews for each reporting unit in the fourth quarter of 2015 and 2014, we concluded that goodwill was not impaired in either of these years. Although we experienced a decline in the fair values of our reporting units in 2015 as compared to 2014, with the exception of the Commercial Services and the Commercial Healthcare Services reporting units, no reporting unit had an excess of fair value over carrying value of less than 20%.
The excess of reporting unit fair values over carrying values for our Commercial Services reporting unit (which has approximately $2.0 billion of goodwill) was significantly less than in prior years with an excess of fair value over carrying value of approximately 17%. Although we experienced a similar 2015 decline in fair value in our Commercial Healthcare Services reporting unit (which has approximately $900 million of goodwill), that decline is expected to be mitigated by synergies and operational improvements resulting from the combination of this reporting unit with the Government Healthcare Services reporting unit in 2016. We will continue to monitor the impact of economic, market and industry factors impacting these reporting units in 2016. The decrease in fair values for these reporting units was largely due to the mix of services and pricing pressures not being matched with cost reductions from productivity and restructuring actions. However, both of these reporting units operate in key growth segments of the business process outsourcing market, and the 2016 expectation is that through an increased focus on revenue and cost management both businesses will reflect improved performance and a corresponding increase in fair value.
Subsequent to our fourth quarter impairment test, we did not identify any indicators of potential impairment that required an update to the annual impairment test.
Refer to Note 10 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.

Xerox 2015 Annual Report 35

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2015 was as follows:

	Revenues			% Change		CC % Change		Percent of Total Revenue
(in millions)	2015	2014	2013	2015	2014	2015	2014	2015	2014	2013
Equipment sales	$2,781	$3,104	$3,358	(10)%	(8)%	(6)%	(7)%	15%	16%	17%
Annuity revenue	15,264	16,436	16,648	(7)%	(1)%	(4)%	(1)%	85%	84%	83%
Total Revenue	$18,045	$19,540	$20,006	(8)%	(2)%	(4)%	(2)%	100%	100%	100%

Reconciliation to Consolidated Statements of Income:
Sales	$4,748	$5,288	$5,582
Less: Supplies, paper and other sales	(1,967)	(2,184)	(2,224)
Equipment Sales	$2,781	$3,104	$3,358	(10)%	(8)%	(6)%	(7)%	15%	16%	17%
Outsourcing, maintenance and rentals	$12,951	$13,865	$13,941	(7)%	(1)%	(3)%	—%	72%	71%	70%
Add: Supplies, paper and other sales	1,967	2,184	2,224	(10)%	(2)%	(8)%	(2)%	11%	11%	11%
Add: Financing	346	387	483	(11)%	(20)%	(4)%	(20)%	2%	2%	2%
Annuity Revenue	$15,264	$16,436	$16,648	(7)%	(1)%	(4)%	(1)%	85%	84%	83%

Adjusted: (1)
Outsourcing, maintenance and rentals	$13,067	$13,865	$13,941	(6)%		(2)%
Annuity revenue	$15,380	$16,436	$16,648	(6)%		(3)%
Total Revenue	$18,161	$19,540	$20,006	(7)%		(3)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
(1) Refer to the Revenue/Segment reconciliation table in the "Non-GAAP Financial Measures" section.
Revenue 2015
Total revenues decreased 8% compared to the prior year with a 4-percentage point negative impact from currency. On an adjusted1 basis, excluding the HE charge, total revenues decreased 7%, with a 4-percentage point negative impact from currency. The negative impact from currency reflects the significant weakening of our major foreign currencies against the U.S. dollar as compared to prior year. On a revenue-weighted basis, our major European currencies and the Canadian dollar were approximately 16% weaker against the U.S. dollar as compared to prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues, while overall non-U.S. revenues represent approximately one third of the total. Total revenues included the following:

•
Annuity revenue decreased 7% compared to the prior year with a 3-percentage point negative impact from currency. On an adjusted[1] basis, annuity revenue decreased 6%, with a 3-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $12,951 million decreased 7%, or 6% on an adjusted[1] basis, including a 4-percentage point negative impact from currency and was primarily due to a decline in the Document Technology segment.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $1,967 million decreased 10% from the prior year including a 2-percentage point negative impact from currency, reduced supplies demand reflecting lower equipment sales in prior periods and continued weakness in developing markets and lower OEM supplies sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within our Document Technology segment. Financing revenues decreased 11% from the prior year including a 7-percentage point negative impact from currency and a declining finance receivables balance due to lower prior period equipment sales. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and

Xerox 2015 Annual Report 36

Liquidity section as well as Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 10% from the prior year, including a 4-percentage point negative impact from currency. The constant currency decline was driven by developing markets with the remainder reflecting lower high-end and OEM sales as well as overall price declines that continue to be within our historical range of 5% to 10%.These areas of decline were partially offset by DO equipment sales growth.

Revenue 2014
Total revenues decreased 2% compared to the prior year with no impact from currency. Total revenues included the following:

•	Annuity revenue decreased 1% compared to the prior year with no impact from currency. Annuity revenue is comprised of the following:

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

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. Financing revenues decreased 20% from the prior year due primarily to $40 million in pre-tax gains on finance receivable sales in 2013 as well as a lower finance receivable balance mostly as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. Refer to the discussion on Sales of Finance Receivable in the "Capital Resources and Liquidity" section as well as Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

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

An analysis of the change in revenue for each business segment is included in the “Operations Review of Segment Revenue and Profit” section.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Year Ended December 31,			Change
	2015	2014	2013	2015 B/(W)	2014 B/(W)	2015 Adjusted(1)	2015 Adjusted(1) B/(W) 2014
Total Gross Margin	29.2%	32.0%	32.4%	(2.8) pts	(0.4) pts	31.1%	(0.9) pts
RD&E as a % of Revenue	3.1%	3.0%	3.0%	(0.1) pts	—	3.1%	(0.1) pts
SAG as a % of Revenue	19.7%	19.4%	20.4%	(0.3) pts	1.0 pts	19.6%	(0.2) pts

Operating Margin(1)	NM	9.6%	9.0%	NM	0.6 pts	8.4%	(1.2) pts
Pre-tax Income Margin	2.3%	6.2%	6.2%	(3.9) pts	—	N/A	N/A
_______________
(1) Refer to Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2015 Annual Report 37

Operating Margin
Operating margin1 for the year ended December 31, 2015 of 8.4% decreased 1.2-percentage points as compared to 2014. On an adjusted1 basis, this decline was driven by a 0.9-percentage point decrease in gross margin and a 0.3-percentage point increase in operating expenses as a percent of revenue. The operating margin decline includes lower Services margin driven by targeted resource and other investments as well as higher costs associated with our GHS HE platform implementations prior to the announced changes in strategy. Document Technology margin was also lower as compared to the prior year due to lower gross margin, higher year-over-year pension expense and unfavorable currency. These negative impacts were partially offset in both segments by restructuring savings and productivity improvements as well as lower compensation and a $22 million curtailment gain in the U.S.(3)
Operating margin1 for the year ended December 31, 2014 of 9.6% increased 0.6-percentage points as compared to 2013. The increase was driven primarily by a 1.0-percentage point improvement in SAG as a percent of revenue partially offset by a decline in gross margin of 0.4-percentage points. The operating margin improvement reflects restructuring savings and productivity improvements, continued benefits from currency on yen based purchases and lower bad debt expense. As anticipated, operating margin also benefited from lower year-over-year pension expense and settlement losses (collectively referred to as "pension expense"). Services margins decreased in 2014 due to higher government healthcare platform expenses, including net non-cash impairment charges, as well as platform and resource investments across the Services segment and the continued run-off of the student loan business.
 _____________

(1)	Refer to Operating Income/Margin reconciliation table and the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

(2)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting policies for additional information.

(3)	Refer to Note 16 - Employee Benefit Plans for additional information.
Gross Margins
Total Gross Margin
Total gross margin for the year ended December 31, 2015 of 29.2% decreased 2.8-percentage points as compared to 2014. On an adjusted1 basis, gross margin of 31.1% decreased by 0.9-percentage points as compared to 2014. Declines in gross margins for both segments as well as a higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a reduction in overall gross margin.
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
Services Gross Margin
Services gross margin for the year ended December 31, 2015 decreased 3.6-percentage points, and remained flat on an adjusted1 basis, as compared to 2014. Targeted resource and other investments, impacts from unfavorable line-of-business mix, increased expenses associated with our GHS HE platform implementations and price declines were offset by productivity improvements and restructuring benefits.
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
Document Technology Gross Margin
Document Technology gross margin for the year ended December 31, 2015 decreased by 0.7-percentage points as compared to 2014. The decrease reflects unfavorable product mix, price declines and an increase in pension expense, partially offset by the retiree health curtailment gain, lower compensation and benefit expenses and restructuring and productivity benefits.
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

Xerox 2015 Annual Report 38

Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2015	2014	2013	2015	2014
R&D	$437	$445	$481	$(8)	$(36)
Sustaining engineering	126	132	122	(6)	10
Total RD&E Expenses	$563	$577	$603	$(14)	$(26)
R&D Investment by Fuji Xerox(1)	$569	$654	$724	$(85)	$(70)
______________

(1)	Fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.
RD&E as a percent of revenue for the year ended December 31, 2015 of 3.1% increased 0.1-percentage points on an actual and adjusted1 basis, as the total company revenue decline was only partially offset by modest RD&E expense reductions and the benefits from the higher mix of Services revenue (which historically has a lower RD&E as a percentage of revenue) and modest restructuring and productivity improvements.
RD&E of $563 million for the year ended December 31, 2015, was $14 million lower than 2014 reflecting the impact of restructuring and productivity improvements.
Innovation is one of our core strengths and we continue to invest at levels to maintain and improve our competitiveness, particularly in services, color and software. During 2015 we managed our investments in R&D to align with growth opportunities in areas like business services, color printing and customized communication. Our R&D is also strategically coordinated with Fuji Xerox.
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
Selling, Administrative and General Expenses (SAG)
SAG as a percent of revenue of 19.7% increased 0.3-percentage points for the year ended December 31, 2015. On an adjusted1 basis, SAG as a percentage of revenue of 19.6% increased 0.2-percentage points from 2014. The increase was driven by a total company revenue decline only partially matched by expense reductions, as restructuring and productivity improvements, lower compensation expense (including the favorable impact from the curtailment gain), and a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) were partly offset by Services investments.
SAG expenses of $3,559 million for the year ended December 31, 2015 were $229 million lower than the prior year period. The decrease in SAG expense reflects the following:

•	$137 million decrease in selling expenses.

•	$92 million decrease in general and administrative expenses.

•	Bad debt expense of $53 million was flat as compared to the prior year and less than one percent of receivables.
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

•
$67 million decrease in bad debt expense to $53 million, reflecting the favorable trend in write-offs and recoveries experienced throughout the year. Full year 2014 bad debt expense remained less than one percent of receivables.

Xerox 2015 Annual Report 39

Restructuring and Asset Impairment Charges

During the year ended December 31, 2015, we recorded net restructuring and asset impairment charges of $186 million ($118 million after-tax). Approximately 88% of the charges were related to our Services segment, 8% to our Document Technology segment, and 4% to our Other segment and included the following:

•
$54 million of severance costs related to headcount reductions of approximately 1,700 employees globally. The actions impacted several functional areas, with approximately 53% of the costs focused on gross margin improvements, 42% on SAG and 5% on the optimization of RD&E investments.

•	$4 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•
$153 million of asset impairment charges, including $146 million recorded in second quarter 2015 associated with software asset impairments resulting from a change in our Government Healthcare Solutions strategy in the Services segment as well as $7 million of charges incurred in the third quarter 2015.

The above charges were partially offset by $25 million of net reversals for changes in estimated reserves from prior period initiatives.
We expect 2016 pre-tax savings of approximately $50 million from our 2015 restructuring actions.
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
Restructuring Summary
The restructuring reserve balance as of December 31, 2015 for all programs was $24 million, of which approximately $23 million is expected to be spent over the next twelve months. In the first quarter 2016, we expect to incur additional restructuring charges of approximately $100 million pre-tax.

Refer to Note 11 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the year ended December 31, 2015, we recorded $310 million of expense related to the amortization of intangible assets, which is $5 million lower than the prior year primarily due to currency and the run-off of amortization associated with acquired technology assets.
During the year ended December 31, 2014, we recorded $315 million of expense related to the amortization of intangible assets, which is $10 million higher than the prior year reflecting the increase in acquisitions in 2014.
Refer to Note 10 - Goodwill and Intangible assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment of approximately 143,600 as of December 31, 2015 increased by approximately 5,700 from December 31, 2014, due primarily to the impact of ramping new business and acquisitions partially offset by restructuring reductions and productivity improvements. Worldwide employment was approximately 137,900 and 133,300 at December 2014 and 2013, respectively (NOTE: prior year employment amounts are adjusted to exclude employees associated with the divested ITO business).

Xerox 2015 Annual Report 40

Other Expenses, Net

	Year Ended December 31,
(in millions)	2015	2014	2013
Non-financing interest expense	$223	$237	$240
Interest income	(8)	(10)	(11)
Gains on sales of businesses and assets(1)	(44)	(50)	(64)
Currency losses (gains), net	6	5	(7)
Litigation matters	16	11	(34)
Loss on sales of accounts receivables	13	15	17
Deferred compensation investment losses (gains)	1	(7)	(15)
All other expenses, net	26	31	20
Total Other Expenses, Net	$233	$232	$146
_______________
(1) Excludes the loss on sale of the ITO business reported in discontinued operations. Refer to Note 4 - Divestitures for additional information.
Note: Total Other Expenses, Net with the exception of Deferred compensation investment losses (gains) are included in the Other segment. Deferred compensation investment losses (gains) are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the year ended December 31, 2015 of $223 million was $14 million lower than prior year primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $24 million from the prior year, primarily driven by a lower total average debt balance and lower average cost of debt.
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
Gains on Sales of Businesses and Assets: The 2015 net gain on sales of businesses and assets of $44 million reflected a gain of approximately $25 million on the sale of surplus real estate in Latin America and gains of approximately $20 million for surplus technology assets.
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
Litigation Matters: Litigation matters in 2015 reflect probable losses and reserves for various legal matters.
Litigation matters in 2014 reflect probable losses and reserves for various legal matters partially offset by the favorable resolution of our securities litigation matter. Litigation matters for 2013 primarily reflect the benefit resulting from a reserve reduction associated with litigation developments.

Xerox 2015 Annual Report 41

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
Deferred Compensation Investment Losses (Gains): Represents losses (gains) on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease, respectively, in compensation expense recorded in SAG in our Services segment as a result of the increase or decrease in the liability associated with these arrangements.
Income Taxes

The 2015 effective tax rate was (5.6)% and was negative primarily due to the discrete tax benefit associated with the third quarter 2015 HE charge and the second quarter 2015 software impairment charges. On an adjusted1 basis, the 2015 effective tax rate was 23.7%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries as well as the retroactive impact of the Protecting Americans from Tax Hikes Act of 2015 and the geographical mix of profits.
The 2014 effective tax rate was 17.8% and reflects the $44 million benefit for a deferred tax liability adjustment associated with a tax law change2.  On an adjusted1 basis, the 2014 effective tax rate was 24.9%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately 2.4% resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits, 2.5% from foreign tax credits resulting from actual and anticipated dividends from our foreign subsidiaries, 1.1% from the retroactive impact from the U.S. Tax Increase Prevention Act of 2014, and 1.0% from the reversal of a valuation allowance on deferred tax assets associated with capital losses as well as the geographical mix of profits.
The 2013 effective tax rate was 20.4% or 23.8% on an adjusted1 basis. The adjusted tax rate for 2013 was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from actual and anticipated dividends from our foreign subsidiaries, the geographical mix of income and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million. These benefits were partially offset by the discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our U.K. deferred tax assets.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate for 2015 includes a benefit of 37.6-percentage points from these non-U.S. operations. The significant increase in the percentage point benefit, as compared to the prior period benefit of approximately 10%, is primarily due to a lower U.S. pre-tax income in 2015 as a result of the significant charges in 2015 being U.S. based. Refer to Note 17 - Income and Other Taxes, in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events (e.g. audit settlements, tax law changes, changes in valuation allowances, etc.) that may not be predictable. Excluding the effects of intangibles amortization, restructuring and retirement-related costs, and other discrete items, we anticipate that our adjusted effective tax rate will be approximately 26% to 28% for the first quarter and full year 2016.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.

(2)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting policies for additional information.

Xerox 2015 Annual Report 42

Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2015	2014	2013
Total equity in net income of unconsolidated affiliates	$135	$160	$169
Fuji Xerox after-tax restructuring costs	4	3	9
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. 2015 equity income of $135 million decreased $25 million as compared to prior year reflecting the weaker Yen as compared to the U.S. dollar in 2015 as well as lower Fuji Xerox net income.
Refer to Note 9 - Investment in Affiliates, at Equity, in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.
Net Income From Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2015 was $552 million, or $0.49 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $1,076 million, or $0.98 per diluted share, and reflects the adjustments for the amortization of intangible assets as well as the software impairment charges and the HE charge. Adjusted earnings per diluted share reflected the impact of a lower average share count as a result of share repurchases over the last three years.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2014 was $1,128 million, or $0.94 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $1,280 million, or $1.07 per diluted share, and included adjustments for the amortization of intangible assets as well as the deferred tax liability adjustment in the fourth quarter 2014. The increase in earnings per diluted share reflects a lower average share count as a result of share repurchases over the last three years.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2013 was $1,139 million, or $0.89 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $1,328 million, or $1.04 per diluted share, and included adjustments for the amortization of intangible assets.
_____________

(1)	See the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.
Discontinued Operations
Discontinued operations are primarily related to our sale of the ITO business. As previously noted, in the fourth quarter 2014, we announced an agreement to sell the ITO business to Atos and began reporting it as a Discontinued Operation. The sale was completed on June 30, 2015.
Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding Discontinued Operations.
Other Comprehensive (Loss) Income
Other comprehensive loss attributable to Xerox was $483 million in 2015 as compared to a loss of $1,380 million in 2014. The reduction of $897 million was primarily due to net gains from changes in defined benefit plans of $153 million in 2015 as compared to losses of $662 million in 2014. The gains in 2015 are largely the result of the reclassification of actuarial losses to net income and the currency impacts on deferred actuarial losses. The remainder of the reduction in other comprehensive loss is related to the $74 million decrease in losses from the translation of our foreign currency denominated net assets. Both 2015 and 2014 reflect translation losses as a result of the significant weakening of our major foreign currencies as compared to the U.S. Dollar in both years.
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

Xerox 2015 Annual Report 43

Refer to our discussion of Pension Plan Assumptions in the "Application of Critical Accounting Policies" section of the MD&A as well as Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Operations Review of Segment Revenue and Profit
Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Services, Document Technology and Other. Revenues by segment for the three years ended December 31, 2015 were as follows:

(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2015
Services	$493	$9,644	$10,137	56%	$446	4.4%
Document Technology	2,179	5,186	7,365	41%	879	11.9%
Other	109	434	543	3%	(267)	(49.2)%
Total	$2,781	$15,264	$18,045	100%	$1,058	5.9%

Adjusted:(1)
Services	$493	$9,760	$10,253	56%	$835	8.1%
Total	$2,781	$15,380	$18,161		$1,447	8.0%

2014
Services	$499	$10,085	$10,584	54%	$956	9.0%
Document Technology	2,482	5,876	8,358	43%	1,149	13.7%
Other	123	475	598	3%	(272)	(45.5)%
Total	$3,104	$16,436	$19,540	100%	$1,833	9.4%

2013
Services	$503	$9,976	$10,479	52%	$1,055	10.1%
Document Technology	2,727	6,181	8,908	45%	964	10.8%
Other	128	491	619	3%	(217)	(35.1)%
Total	$3,358	$16,648	$20,006	100%	$1,802	9.0%
_______________
(1) Refer to the Services Segment reconciliations table in the "Non-GAAP Financial Measures" section.

Xerox 2015 Annual Report 44

Services Segment
Our Services segment is comprised of two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Services segment revenues for the three years ended December 31, 2015 were as follows:

	Revenue			% Change		CC % Change
(in millions)	2015	2014	2013	2015	2014	2015	2014
Business process outsourcing	$6,872	$7,218	$7,161	(5)%	1%	(3)%	1%
Document outsourcing	3,265	3,366	3,318	(3)%	1%	3%	2%
Total Revenue	$10,137	$10,584	$10,479	(4)%	1%	(1)%	1%

Adjusted:(1)
Business process outsourcing	$6,988	$7,218	$7,161	(3)%	1%	(1)%
Total Revenue	$10,253	$10,584	$10,479	(3)%	1%	—%
_______________
(1) Refer to the Services Segment reconciliation table in the "Non-GAAP Financial Measures" section.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency

Note: The above table excludes intercompany revenue.
Revenue 2015
Services revenue of $10,137 million was 56% of total revenue and decreased 4% with a 3-percentage point negative impact from currency. On an adjusted1 basis, Services revenue of $10,253 million was 56% of total revenue and decreased 3% compared to 2014, with a 3-percentage point negative impact from currency.

•
BPO revenue decreased 5% and represented 68% of total Services revenue. On an adjusted[1] basis, BPO revenue decreased 3%, with a 2-percentage point negative impact from currency, and represented 68% of total Services revenue. The decline was primarily driven by the anticipated run-off of the student loan business, the Texas Medicaid contract and the impact of our third quarter 2015 decision to not fully complete the Health Enterprise implementations in California and Montana, which combined had a 4.6-percentage point negative impact on BPO revenue growth and a 3.1-percentage point negative impact on total Services revenue growth. Partially offsetting this decline was moderate acquisition contribution and organic growth in several lines of business net of the impacts from lost business and lower pricing that were consistent with prior trends.

◦
In 2015, BPO revenue mix, on an adjusted[1] basis, across the major business areas was as follows: Commercial Business Groups (excluding Healthcare) - 45%; Public Sector - 27%; Commercial Healthcare - 15%; and Government Healthcare - 13%.

•
DO revenue decreased 3%, with a 6-percentage point negative impact from currency, and represented 32% of adjusted[1] Services revenue. Growth from our partner print services offerings, reflected in both equipment and annuity revenue, and from increased equipment sales due to higher signings, was partially offset by continued declines in developing markets.

Segment Margin 2015
Services segment margin was 4.4%. On an adjusted1 basis, Services segment margin of 8.1% decreased by 0.9-percentage points from the prior year primarily due to targeted resource and other investments, impacts from unfavorable line-of-business mix, increased expenses associated with our GHS HE platform implementations prior to the change in strategy and price declines which more than offset productivity improvements and restructuring benefits. 2014 Services segment margin included a 0.2-percentage point negative impact from a net non-cash impairment charge as a result of the cancellation of a state health insurance exchange contract in our GHS business.
Government Healthcare Strategy Change
Late in third quarter 2015, discussions took place with our Medicaid clients in California and Montana regarding the status and scope of our current HE platform projects in those states. Based on those discussions, we determined that we would not fully complete the implementation of the platform in these states. However, we would continue to process Medicaid claims using existing legacy systems in these states, thus providing uninterrupted service for the

Xerox 2015 Annual Report 45

states’ healthcare providers and constituents.
As a result of the determination that we would not complete these platform implementations, we recorded a pre-tax charge of $389 million ($241 million after-tax) reflecting write-offs and estimated settlement costs as well as other impacts from this determination. The charge included $116 million for the write-off of contract receivables (primarily non-current), $34 million related to the non-cash impairment of the Enterprise software and deferred contract set-up and transition costs and $14 million for other related assets and liabilities. The remainder of the charge is primarily related to settlement costs including payments to subcontractors and is expected to be cash outflows in future quarters. Although our negotiations with Montana have been finalized, we continue to negotiate with California on a final settlement. We believe we have recorded our best estimate of the required liability for a settlement in California, however, this estimate is subject to change when negotiations are finalized.
The above noted developments followed the change in our GHS strategy announced in July 2015, regarding our decision to focus our future HE implementations on current Medicaid customers and to discontinue investment in and sales of the Xerox Integrated Eligibility System (IES). This change in strategy resulted in a pre-tax non-cash software impairment charge of $146 million ($90 million after-tax) in second quarter 2015 associated with our Enterprise and IES software platforms.
We remain committed to the implementation and ongoing operation of the Health Enterprise platform for our four other state clients, including our largest state client, New York. In addition, GHS is a significant and important business for the Company, and we are committed to the business over the longer-term. We have a diverse portfolio of healthcare solutions and will focus on the more profitable market segments from which we derive over two thirds of GHS's revenues. We will continue to assess and modify our GHS strategy as the marketplace and business conditions evolve.
Metrics
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Signings were as follows:
Signings were as follows:

	Year Ended December 31,
(in billions)	2015	2014	2013
BPO	$8.4	$7.6	$8.9
DO	3.1	3.0	3.3
Total Signings	$11.5	$10.6	$12.2

Services signings were an estimated $11.5 billion in Total Contract Value (TCV) for 2015 and increased 8% as compared to the prior year. Signings in 2015 included large contracts such as the Florida Tolling and NY MMIS contracts, which were partially offset by a modest decline in new business signings and a lower level of renewal decision opportunities. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 1% compared to the prior year.
Services signings were an estimated $10.6 billion in TCV for 2014 and decreased 13% compared to the prior year. The decrease was driven by a lower level of renewal decision opportunities and lower new business signings which were partially impacted by customer decision delays and a decrease in the average contract length. New business ARR and NRR decreased 13% compared to the prior year.
Note: The above DO signings amount represents Enterprise signings only and does not include signings from our partner print services offerings, which is driving the revenue growth in DO. TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.
Renewal Rate (Total Services)
Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Our 2015 renewal rate of 84% was just below our target range of 85%-90% but 3-percentage points higher than 2014.

Xerox 2015 Annual Report 46

Pipeline
The sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes new business opportunities with estimated annual recurring revenue in excess of $100 million. Our total Services sales pipeline at December 31, 2015 declined 15% compared to 2014, reflecting increased TCV signings in 2015, including larger deals, and our second quarter 2015 strategic decision to narrow the focus in our Government Healthcare Solutions business.
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

•
DO revenue increased 1% and represented 32% of total Services revenue. The increase in DO revenue was primarily driven by growth in our partner print services offerings offset by declines in Europe and other markets due to contract run-off and new contract ramp timing.

Segment Margin 2014
Services segment margin of 9.0% decreased 1.1-percentage points from the prior year primarily due primarily to a 1.1-percentage point decline in gross margin, as margin improvements in DO, commercial healthcare, human resources and commercial European businesses were more than offset by decreased margin in government healthcare and government and transportation. Productivity improvements and restructuring benefits were insufficient to offset higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms, net non-cash impairment charges for the HIX platform, higher compensation expenses, the anticipated run-off of the student loan business and price declines consistent with prior years. The gross margin decline was partially offset by improvements in SAG reflecting restructuring benefits.
Document Technology Segment
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Document Technology segment revenues for the three years ended December 31, 2015 were as follows:

	Revenue			% Change		CC % Change
(in millions)	2015	2014	2013	2015	2014	2015	2014
Equipment sales	$2,179	$2,482	$2,727	(12)%	(9)%	(9)%	(9)%
Annuity revenue	5,186	5,876	6,181	(12)%	(5)%	(8)%	(5)%
Total Revenue	$7,365	$8,358	$8,908	(12)%	(6)%	(8)%	(6)%
Revenue 2015
Document Technology revenue of $7,365 million decreased 12%, with a 4-percentage point negative impact from currency. Total revenues include the following:

•
Equipment sales revenue decreased 12% with a 3-percentage point negative impact from currency. The decline was across all product groups and was driven by weakness in developing markets, lower OEM sales, lower sales of production products due to product launch timing, continued migration of customers to our partner print services offering (included in our Services segment), and overall price declines that continue to be within our historical range of 5% to 10%.

Xerox 2015 Annual Report 47

•
Annuity revenue decreased by 12%, with a 4-percentage point negative impact from currency. The annuity revenue decrease reflects lower equipment sales in prior periods, resulting in ongoing page declines and lower supplies demand, as well as supplies channel inventory dynamics and reduced financing revenue. Annuity revenue in Document Technology also reflects continued migration of customers to our partner print services offering (included in our Services segment).

Total revenue in the Document Technology segment is expected to continue to decline over the next three years as we continue to migrate the business to more services-based offerings. These services-based offerings are reported within our Services segment. This segment also continues to be impacted by lower equipment placements and price declines as well as related supplies and page declines. We expect to continue to mitigate these declines through focus on productivity and cost improvements, as well as investments in growth areas of the market.

Document Technology revenue mix was 19% entry, 57% mid-range and 24% high-end.
Segment Margin 2015
Document Technology segment margin of 11.9% decreased 1.8-percentage points from prior year, including a 0.7- percentage point decrease in gross margin as well as higher RD&E and SAG as a percent of revenue. The gross margin decrease reflects unfavorable revenue-stream mix, price declines and an increase in pension expense, partially offset by the retiree health curtailment gain, lower compensation and benefit expenses and benefits from restructuring and productivity actions. SAG increased as a percent of revenue due to the impact of overall lower revenues and higher pension expense that more than offset benefits from restructuring and productivity improvements, lower compensation and benefit expenses and the curtailment gain.
Installs 2015
Entry
Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-Range” and “High-End” are defined in Note 2 - Segment Reporting, in the Consolidated Financial Statements.

•	28% decrease in color printers reflecting lower OEM sales due in part to a transition to color multifunction devices.

•	28% increase in color multifunction devices driven by higher demand for new products and OEM sales.

•	11% decrease in black-and-white multifunction devices reflecting continued declines in developing markets including Eurasia.

Mid-Range

•	1% increase in mid-range color including demand for new products.

•	7% decrease in mid-range black-and-white reflecting higher declines in developing markets including Eurasia.
High-End

•
2% increase in high-end color systems driven primarily by the new Color Press 800, 1000 and Versant products offset by declines in other production color products partially reflecting product launch timing. Excluding Fuji Xerox digital front-end sales, high-end color installs decreased 4%.

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

Xerox 2015 Annual Report 48

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

Installs 2014
Entry

•	7% decrease in color multifunction devices.

•	Entry color printers flat.

•	23% decrease in entry black-and-white multifunction devices driven by declines in all geographies.

Mid-Range

•	1% increase in installs of mid-range color devices reflects benefits from the newly launched WorkCentre 7970 and entry production devices partially offset by timing of large account sales.

•	13% decrease in installs of mid-range black-and-white devices is consistent with overall market declines.
High-End

•	7% decrease in installs of high-end color systems. Excluding Fuji Xerox growth in digital front-end (DFE) sales, high-end color installs increased 6% with growth in iGen and the new Versant product.

•	13% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
Other
Revenue 2015
Other segment revenue of $543 million decreased 9%, with no impact from currency, due primarily to lower wide format revenues, paper sales as well as networking hardware and integration services revenues. Total paper revenue (all within developing markets) comprised nearly 40% of the Other segment revenue.

Other Loss 2015
Non-financing interest expense as well as all Other expenses, net (excluding deferred compensation investment losses (gains)) are reported within the Other segment and were $232 million in 2015 as compared to $239 million in 2014. The $7 million decrease from the prior year was primarily due to lower non-financing interest expense.
Other segment loss of $35 million before Other expenses, increased $2 million from the prior year.

Xerox 2015 Annual Report 49

Revenue 2014
Other segment revenue of $598 million decreased 3%, with no impact from currency, due to lower licensing and patent sale revenues as well as lower wide format systems revenue. Total paper revenue (all within developing markets) comprised approximately one-third of the Other segment revenue.

Other Loss 2014
Non-financing interest expense as well as all Other expenses, net (excluding deferred compensation investment losses (gains)) are reported within the Other segment and were $239 million in 2014 as compared to $198 million in 2013 (which excludes the $37 favorable resolution of securities litigation matter). The $41 million increase was primarily driven by lower gains from the sale of surplus properties, currency losses and legal reserves.
Other segment loss of $33 million before Other expenses, increased $14 million from the prior year primarily due to lower revenues from licensing and patents.
2016 Segment Reporting Change

Revised 2015 Segments - New Reporting Basis
In the first quarter of 2016, we will be revising our segment reporting to reflect the following changes:

•
The transfer of the Education/Student Loan business from the Services segment to Other as a result of the expected continued run-off of this business. The business does not meet the threshold for separate segment reporting.

•	The exclusion of the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment Profit.

Although no other changes have been approved, additional segment changes may be considered in 2016 as a result of the Company's plan to separate the Business Processing Outsourcing business from its Document Technology and Document Outsourcing businesses.

Below are revised results by reportable segment as a result of the reporting changes discussed above.

							Revised 2015
	Revised						Adj. for HE charge
(in millions)	Full Year 2014	Q1	Q2	Q3	Q4	Full Year 2015	Q3	Full Year 2015
Revenues
Services	$10,338	$2,467	$2,526	$2,367	$2,602	$9,962	$2,483	$10,078
Document Technology	8,358	1,830	1,880	1,778	1,877	7,365	1,778	7,365
Other	844	172	184	188	174	718	188	718
Total Revenues	$19,540	$4,469	$4,590	$4,333	$4,653	$18,045	$4,449	$18,161

Segment Profit (Loss)
Services	$893	$187	$181	$(196)	$252	$424	$193	$813
Document Technology	1,204	232	235	248	245	960	248	960
Other	(185)	(47)	(62)	(55)	(46)	(210)	(55)	(210)
Total Segment Profit (Loss)	$1,912	$372	$354	$(3)	$451	$1,174	$386	$1,563

Segment Margin
Services	8.6%	7.6%	7.2%	(8.3)%	9.7%	4.3%	7.8%	8.1%
Document Technology	14.4%	12.7%	12.5%	13.9%	13.1%	13.0%	13.9%	13.0%
Other	(21.9)%	(27.3)%	(33.7)%	(29.3)%	(26.4)%	(29.2)%	(29.3)%	(29.2)%
Total Segment Margin	9.8%	8.3%	7.7%	(0.1)%	9.7%	6.5%	8.7%	8.6%
Xerox 2015 Annual Report 50

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate strong cash flows from operations. Additional liquidity is also provided through access to the financial capital markets, including the Commercial Paper market, as well as a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2015 and 2014, total cash and cash equivalents were $1,368 million and $1,411 million, respectively. There were no borrowings under our Commercial Paper Program at December 31, 2015 versus $150 million of borrowings at December 31, 2014. There were no borrowings or letters of credit under our $2 billion Credit Facility at either year end.

•
Over the past three years we have consistently delivered strong cash flows from operations driven by the strength of our annuity-based revenue model. Cash flows from operations was $1,611 million, $2,063 million and $2,375 million for the three years ended December 31, 2015, respectively. The decrease in 2015 cash flow from operations was primarily due to lower earnings and the elimination of cash flows from the disposed ITO business. Cash flows from operations for all periods reflect the cash impacts from the sales of finance receivables - refer to Sales of Finance Receivables within this section.

•	We expect cash flows from operations to be between $1.3 and $1.5 billion in 2016, which reflects expected cash outflows for the HE settlement charge and higher restructuring payments.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2015, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2015	2014	2013	2015	2014
Net cash provided by operating activities	$1,611	$2,063	$2,375	$(452)	$(312)
Net cash provided by (used in) investing activities	508	(703)	(452)	1,211	(251)
Net cash used in financing activities	(2,074)	(1,624)	(1,402)	(450)	(222)
Effect of exchange rate changes on cash and cash equivalents	(88)	(89)	(3)	1	(86)
(Decrease) increase in cash and cash equivalents	(43)	(353)	518	310	(871)
Cash and cash equivalents at beginning of year	1,411	1,764	1,246	(353)	518
Cash and Cash Equivalents at End of Year	$1,368	$1,411	$1,764	$(43)	$(353)
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,611 million for the year ended December 31, 2015. The $452 million decrease in operating cash from 2014 was primarily due to the following:

•	$503 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation and restructuring charges as well as the HE charge.

•	$105 million decrease due to the expected loss of cash flow associated with the ITO business, post-divestiture.

•	$79 million decrease primarily due to higher levels of inventory following lower equipment and supplies demand.

•
$31 million decrease from finance receivables primarily related to a lower net run-off as a result of an increase in originations. This was partially offset by a lower impact from the prior year sales of receivables. Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.

•	$25 million decrease primarily due to higher discretionary pension contributions in the U.S. offset by lower contributions in the international plans.

•	$90 million decrease in accounts payable and accrued compensation primarily related to the timing of payments and an increase in days payable outstanding as well as lower compensation accruals.

•
$256 million increase from accounts receivable primarily due to additional sales of accounts receivable under existing programs. In addition, the increase reflects improved collections, select use of prompt pay discounts and lower revenues.

•	$35 million increase from lower restructuring payments due to lower activity.

•	$29 million increase from lower spending for up-front costs for outsourcing service contracts.

Cash flow from operations in 2015 and 2014 include approximately $40 million and $145 million, respectively, of cash flows from our ITO business, which was held for sale and reported as a discontinued operation through its sale on June 30, 2015. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.

Xerox 2015 Annual Report 51

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

•	$54 million decrease due to higher contributions to our defined benefit pension plans.

•	$157 million increase due to higher accounts payable and accrued compensation primarily related to the timing of accounts payable payments and improved payment terms with key suppliers.

•	$92 million increase from accounts receivable primarily due to the timing of collections and improved collections partially offset by the impact from quarterly revenue changes.

•	$42 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$34 million increase due to lower net income tax payments primarily due to refunds in 2014 of prior years.

•	$20 million increase from lower installs of equipment on operating leases.

Cash flow from operations in 2014 and 2013 include approximately $145 million and $130 million, respectively, of cash flows from our ITO business, which was reported as a discontinued operation through its sale June 30, 2015. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.
Cash Flows from Investing Activities
Net cash provided by investing activities was $508 million for the year ended December 31, 2015. The $1,211 million increase in cash from 2014 was primarily due to the following:

•	$936 million of net proceeds from the sale of the ITO business. Refer to Note - 4 Divestitures, in the Consolidated Financial Statements for additional information.

•
$130 million change from acquisitions. 2015 acquisitions include RSA medical for $141 million, Intrepid Learning Solutions, Inc. for $28 million and $41 million for other acquisitions. 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding GmbH for $54 million, Consilience Software, Inc. for $25 million and $36 million for other acquisitions.

•	$110 million due to lower capital expenditures (including internal use software) partly due to the sale of the ITO business.

•	$39 million of higher proceeds primarily from the sale of surplus property and assets in the U.S. and Latin America.

Capital expenditures (including internal use software) in 2015 and 2014 include approximately $40 million and $100 million, respectively, for our ITO business, which was held for sale and reported as a discontinued operation through June 30, 2015. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.

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

Capital expenditures (including internal use software) in 2014 and 2013 include approximately $100 million in each year associated with our ITO business, which was held for sale and reported as a discontinued operation through its sale on June 30, 2015. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information.
Cash Flows from Financing Activities
Net cash used in financing activities was $2,074 million for the year ended December 31, 2015. The $450 million increase in the use of cash from 2014 was primarily due to the following:

Xerox 2015 Annual Report 52

•	$231 million increase in share repurchases.

•
$195 million increase from net debt activity. 2015 reflects payment of $1,250 million on Senior Notes and a decrease of $150 million in Commercial Paper offset by net proceeds of $1,045 million from the issuance of Senior Notes. 2014 reflects payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes and an increase of $150 million in Commercial Paper.

•	$36 million increase due to lower proceeds from the issuance of common stock under our incentive stock plans.

•	$25 million decrease due to lower distributions to noncontrolling interests.

Net cash used in financing activities was $1,624 million for the year ended December 31, 2014. The $222 million increase in the use of cash from 2013 was primarily due to the following:

•	$375 million increase in share repurchases.

•	$69 million increase due to lower proceeds from the issuance of common stock under our incentive stock plans.

•	$48 million increase due to higher common stock dividends of $17 million as well as distributions to noncontrolling interests of $31 million.

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
The following represents our Total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2015	2014
Total Finance receivables, net(1)	$3,988	$4,254
Equipment on operating leases, net	495	525
Total Finance Assets, Net (2)	$4,483	$4,779
_________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2014 includes a decrease of $247 million due to currency across all Finance Assets.
We maintain a certain level of debt, referred to as financing debt, to support our investment in these lease contracts or Total finance assets, net. We maintain this financing debt at an assumed 7:1 leverage ratio of debt to equity as compared to our Total finance assets, net for this financing aspect of our business. Based on this leverage, the following represents the allocation of our total debt at December 31, 2015 and 2014 between financing debt and core debt:

	December 31,
(in millions)	2015	2014
Financing debt(1)	$3,923	$4,182
Core debt	3,444	3,559
Total Debt	$7,367	$7,741
_________

Xerox 2015 Annual Report 53

(1)
Financing debt includes $3,490 million and $3,722 million as of December 31, 2015 and December 31, 2014, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

In 2015, we expect to continue the leveraging of our finance assets at an assumed 7:1 ratio of debt to equity. The following summarizes our total debt at December 31, 2015 and 2014:

	December 31,
(in millions)	2015	2014
Principal debt balance(1)	$7,365	$7,722
Net unamortized discount	(52)	(54)
Fair value adjustments(2)
- terminated swaps	47	68
- current swaps	7	5
Total Debt	$7,367	$7,741
_________

(1)	Balance at December 31, 2015 and 2014 includes $3 million and $1 million of Notes Payable and $0 million and $150 of Commercial Paper, respectively.

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
Refer to Note 5 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information.

Sales of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities. The transfers were accounted for as sales and resulted in the de-recognition of lease receivables with a net carrying value of $676 million in 2013 and $682 million in 2012, and associated pre-tax gains of $40 million and $44 million, respectively. There have been no sales since 2013. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.
Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

Capital Market Activity

Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information.

Financial Instruments

Refer to Note 14 - Financial Instruments in the Consolidated Financial Statements for additional information.

Share Repurchase Programs - Treasury Stock

During 2015, we repurchased 115.2 million shares of our common stock for an aggregate cost of $1.3 billion, including fees.

Refer to Note 20 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase programs.

Dividends
The Board of Directors declared aggregate dividends of $299 million, $293 million and $287 million on common stock in 2015, 2014 and 2013, respectively. The increase in 2015 as compared to prior years is primarily due to the

Xerox 2015 Annual Report 54

increase in the quarterly dividend to 7.00 cents per share in 2015 partially offset by a lower level of outstanding shares as a result of the repurchase of shares under our share repurchase programs.

The Board of Directors declared aggregate dividends of $24 million on the Series A Convertible Preferred Stock in each year for the three years ended December 31, 2015. The preferred shares were issued in 2010 in connection with the acquisition of ACS.

In January 2016, the Board of Directors approved an increase in the Company's quarterly cash dividend from 7.00 cents per share to 7.75 cents per share, beginning with the dividend payable on April 29, 2016.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2016(1)	$983
2017	1,027
2018	1,020
2019	1,161
2020	1,207
2021	1,067
2022	—
2023	—
2024	300
2025 and thereafter	600
Total	$7,365
______________

(1)	Includes $3 million of Notes Payable.
Foreign Cash
At December 31, 2015, we had $1.4 billion of cash and cash equivalents on a consolidated basis. Of that amount, approximately $500 million was held outside the U.S. by our foreign subsidiaries to fund future working capital, investment and financing needs of our foreign subsidiaries. Accordingly, we have asserted that such funds are indefinitely reinvested outside the U.S.

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

Xerox 2015 Annual Report 55

Loan Covenants and Compliance
At December 31, 2015, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchase of Xerox equipment.
Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2015, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Total debt, including capital lease obligations(1)	$983	$1,027	$1,020	$1,161	$1,207	$1,967
Interest on debt(1)	307	251	205	169	116	675
Minimum operating lease commitments(2)	378	271	178	122	78	139
Defined benefit pension plans	140	—	—	—	—	—
Retiree health payments	70	68	67	66	64	296
Estimated Purchase Commitments:
Fuji Xerox(3)	1,728	—	—	—	—	—
Flextronics(4)	413	—	—	—	—	—
Other(5)	226	163	125	102	29	153
Total	$4,245	$1,780	$1,595	$1,620	$1,494	$3,230
_______________

(1)	Total debt for 2016 includes $3 million of Notes Payable. Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)	Refer to Note 8 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)
Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji-Xerox.

(4)
Flextronics: We outsource certain manufacturing activities to Flextronics. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flextronics averaged approximately $465 million per year.

(5)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Pension and Other Post-retirement Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2015 cash contributions for these plans were $309 million for our defined benefit pension plans and $63 million for our retiree health plans. In 2016, based on current actuarial calculations, we expect to make contributions of approximately $140 million to our worldwide defined benefit pension plans and approximately $70 million to our retiree health benefit plans.

Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2015, the unfunded and underfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $1,347 million and $962 million, respectively, or $2,309 million in the aggregate.
Our retiree health benefit plans are non-funded and are almost entirely related to domestic operations. The unfunded balance of our retiree health plans was $855 million at December 31, 2015. Cash contributions are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments.
Refer to Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.

Xerox 2015 Annual Report 56

Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.7 billion, $1.8 billion and $1.9 billion in 2015, 2014 and 2013, respectively. Our purchase commitments with Fuji Xerox are entered into in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Brazil Tax and Labor Contingencies
Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2015, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $577 million, with the decrease from December 31, 2014 balance of approximately $817 million, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $577 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2015, we had $71 million of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $14 million and additional letters of credit and surety bonds of approximately $129 million and $80 million, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Unrecognized Tax Benefits
As of December 31, 2015, we had $247 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 17 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.

Xerox 2015 Annual Report 57

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

•
During 2013 and 2012, we entered into arrangements to transfer and sell our entire interest in certain groups of finance receivables where we received cash and beneficial interests from the third-party purchaser. Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding these sales. There were no sales of Finance Receivables since the year ended December 31, 2013.

As of December 31, 2015, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 18 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

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
Adjusted Revenue, Costs and Expenses, and Margin
As previously discussed, during third quarter 2015, we recorded a pre-tax charge, the Health Enterprise (HE) charge, of $389 million ($241 million after-tax or 23 cents per share), which included a $116 million reduction to revenues. (See Services Segment within the "Operations Review of Segment Revenue and Profit" section for additional details). As a result of the significant impact of the HE charge on our reported revenues, costs and expenses as well as key metrics for the period, we also discussed our results using non-GAAP measures which excluded the impact of the HE charge. In addition to the magnitude of the charge and its impact on our reported results, we excluded the HE charge due to the fact that it was primarily a unique charge associated with the determination, reached after a series of discussions, that fully completing our HE platform implementations in California and Montana was no longer considered probable.

Xerox 2015 Annual Report 58

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
Software impairment charge: The software impairment charge is excluded due to its non-cash impact and the unique nature of the item both in terms of the amount and the fact that it was the result of a specific management action involving a change in strategy in our Government Healthcare Solutions business. See Services Segment within the "Operations Review of Segment Revenue and Profit" section for further discussion.
Deferred tax liability adjustment: The deferred tax liability adjustment was excluded due its non-cash impact and the unusual nature of the item both in terms of amount and the fact that it was the result of an infrequent change in a tax treaty impacting future distributions from Fuji Xerox. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, in the Consolidated Financial Statements for additional information.
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
Net Income and EPS reconciliation:

	Year Ended December 31,
	2015		2014		2013
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$552	$0.49	$1,128	$0.94	$1,139	$0.89
Adjustments:
Amortization of intangible assets	193	0.18	196	0.17	189	0.15
Software Impairment	90	0.08	—	—	—	—
HE Charge	241	0.23	—	—	—	—
Deferred tax liability adjustment	—	—	(44)	(0.04)	—	—
Adjusted	$1,076	$0.98	$1,280	$1.07	$1,328	$1.04
Weighted average shares for adjusted EPS(2)	1,103		1,199		1,274
Fully diluted shares at December 31, 2015(3)	1,046
 ___________

(1)	Net income and EPS from continuing operations.

(2)	Average shares for the calculation of adjusted EPS include 27 million shares associated with our Series A convertible preferred stock.

(3)
Represents common shares outstanding at December 31, 2015 as well as shares associated with our Series A convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the year ended 2015.

Xerox 2015 Annual Report 59

Effective Tax reconciliation:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
(in millions)	Pre-Tax Income	Income Tax (Benefit)Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$412	$(23)	(5.6)%	$1,206	$215	17.8%	$1,243	$253	20.4%
Adjustments:
Amortization of intangible assets	310	117		315	119		305	116
Software Impairment	146	56		—	—		—	—
HE Charge	389	148		—	—		—	—
Deferred tax liability adjustment	—	—		—	44		—	—
Adjusted	$1,257	$298	23.7%	$1,521	$378	24.9%	$1,548	$369	23.8%
 __________

(1)	Pre-tax income and income tax (benefit) expense from continuing operations.

Operating Income / Margin reconciliation:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$412	$18,045	2.3%	$1,206	$19,540	6.2%	$1,243	$20,006	6.2%
Adjustments:
Amortization of intangible assets	310			315			305
Restructuring and asset impairment charges	186			128			115
HE Charge	389	116		—	—		—	—
Other expenses, net	233			232			146
Adjusted Operating Income / Margin	$1,530	$18,161	8.4%	$1,881	$19,540	9.6%	$1,809	$20,006	9.0%
 ____________

(1)	Profit and revenue from continuing operations.

The following non-GAAP reconciliation tables adjust for the third quarter 2015 HE charge, which does not impact the years ended December 31, 2014 or 2013.

Revenue / Segment reconciliation:

	Year Ended December 31, 2015
(in millions)	Reported(1)	HE Charge	Adjusted
Total Revenue	$18,045	$116	$18,161
Annuity Revenue	15,264	116	15,380
Outsourcing, Maintenance and Rentals Revenue	12,951	116	13,067
Total Segment Profit	1,058	389	1,447
Total Segment Margin	5.9%		8.0%
 __________________________

(1)	Revenue from continuing operations.

Xerox 2015 Annual Report 60

Services Segment reconciliation:

	Year Ended December 31, 2015
(in millions)	Reported(1)	HE Charge	Adjusted
Annuity Revenue	$9,644	$116	$9,760
BPO Revenue	6,872	116	6,988
Segment Revenue	10,137	116	10,253
% of Total Revenue	56%	—	56%
Segment Profit	446	389	835
Segment Margin	4.4%		8.1%
 __________________________

(1)	Revenue from continuing operations.

Key Financial Ratios reconciliation:

	Year Ended December 31, 2015
(in millions)	Gross Margin	RD&E as % of Revenue	SAG as % of Revenue
Reported(1)	29.2%	3.1%	19.7%
Adjustment:
HE Charge	1.9	—	(0.1)
Adjusted	31.1%	3.1%	19.6%
 __________________________

(1)	Revenue from continuing operations.

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
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2015, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2015. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2015 would have an impact on our cumulative translation adjustment portion of equity of approximately $557 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $5.6 billion at December 31, 2015.

Xerox 2015 Annual Report 61

Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2015, 2014 and 2013 approximated 4.7%, 4.8%, and 5.0%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2015, $338 million of our total debt of $7.4 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2015, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $115 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xerox 2015 Annual Report 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xerox Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Xerox Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note 1 to the consolidated financial statements, the Company changed the presentation and classification of deferred income taxes in 2015 in accordance with the adoption of the new accounting standard.

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
February 19, 2016

Xerox 2015 Annual Report 63

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

/s/ URSULA M. BURNS	/s/ LESLIE F. VARON	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Interim Chief Financial Officer	Chief Accounting Officer

Xerox 2015 Annual Report 64

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per-share data)	2015	2014	2013
Revenues
Sales	$4,748	$5,288	$5,582
Outsourcing, maintenance and rentals	12,951	13,865	13,941
Financing	346	387	483
Total Revenues	18,045	19,540	20,006
Costs and Expenses
Cost of sales	2,961	3,269	3,550
Cost of outsourcing, maintenance and rentals	9,691	9,885	9,808
Cost of financing	130	140	163
Research, development and engineering expenses	563	577	603
Selling, administrative and general expenses	3,559	3,788	4,073
Restructuring and asset impairment charges	186	128	115
Amortization of intangible assets	310	315	305
Other expenses, net	233	232	146
Total Costs and Expenses	17,633	18,334	18,763
Income Before Income Taxes and Equity Income	412	1,206	1,243
Income tax (benefit) expense	(23)	215	253
Equity in net income of unconsolidated affiliates	135	160	169
Income from Continuing Operations	570	1,151	1,159
(Loss) income from discontinued operations, net of tax	(78)	(115)	20
Net Income	492	1,036	1,179
Less: Net income attributable to noncontrolling interests	18	23	20
Net Income Attributable to Xerox	$474	$1,013	$1,159

Amounts attributable to Xerox:
Net income from continuing operations	$552	$1,128	$1,139
(Loss) income from discontinued operations, net of tax	(78)	(115)	20
Net Income Attributable to Xerox	$474	$1,013	$1,159

Basic Earnings per Share:
Continuing operations	$0.50	$0.96	$0.91
Discontinued operations	(0.08)	(0.10)	0.02
Total Basic Earnings per Share	$0.42	$0.86	$0.93
Diluted Earnings per Share:
Continuing operations	$0.49	$0.94	$0.89
Discontinued operations	(0.07)	(0.09)	0.02
Total Diluted Earnings per Share	$0.42	$0.85	$0.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2015 Annual Report 65

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2015	2014	2013
Net Income	$492	$1,036	$1,179
Less: Net income attributable to noncontrolling interests	18	23	20
Net Income Attributable to Xerox	$474	$1,013	$1,159

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	$(660)	$(734)	$(185)
Unrealized gains, net	23	15	—
Changes in defined benefit plans, net	153	(662)	632
Other Comprehensive (Loss) Income, Net	(484)	(1,381)	447
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	(1)	(1)
Other Comprehensive (Loss) Income, Net Attributable to Xerox	$(483)	$(1,380)	$448

Comprehensive Income (Loss), Net	$8	$(345)	$1,626
Less: Comprehensive income, net attributable to noncontrolling interests	17	22	19
Comprehensive (Loss) Income, Net Attributable to Xerox	$(9)	$(367)	$1,607
__________

(1)
Refer to Note 21 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2015 Annual Report 66

XEROX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2015	2014
Assets
Cash and cash equivalents	$1,368	$1,411
Accounts receivable, net	2,319	2,652
Billed portion of finance receivables, net	97	110
Finance receivables, net	1,315	1,425
Inventories	942	934
Assets of discontinued operations	—	1,260
Other current assets	644	1,082
Total current assets	6,685	8,874
Finance receivables due after one year, net	2,576	2,719
Equipment on operating leases, net	495	525
Land, buildings and equipment, net	996	1,123
Investments in affiliates, at equity	1,389	1,338
Intangible assets, net	1,765	2,031
Goodwill	8,823	8,805
Other long-term assets	2,088	2,243
Total Assets	$24,817	$27,658
Liabilities and Equity
Short-term debt and current portion of long-term debt	$985	$1,427
Accounts payable	1,614	1,584
Accrued compensation and benefits costs	651	754
Unearned income	428	431
Liabilities of discontinued operations	—	371
Other current liabilities	1,576	1,509
Total current liabilities	5,254	6,076
Long-term debt	6,382	6,314
Pension and other benefit liabilities	2,513	2,847
Post-retirement medical benefits	785	865
Other long-term liabilities	417	454
Total Liabilities	15,351	16,556

Commitments and Contingencies (See Note 18)
Series A Convertible Preferred Stock	349	349

Common stock	1,013	1,124
Additional paid-in capital	3,017	4,283
Treasury stock, at cost	—	(105)
Retained earnings	9,686	9,535
Accumulated other comprehensive loss	(4,642)	(4,159)
Xerox shareholders’ equity	9,074	10,678
Noncontrolling interests	43	75
Total Equity	9,117	10,753
Total Liabilities and Equity	$24,817	$27,658

Shares of common stock issued	1,012,836	1,124,354
Treasury stock	—	(7,609)
Shares of common stock outstanding	1,012,836	1,116,745
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2015 Annual Report 67

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$492	$1,036	$1,179
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	1,190	1,426	1,358
Provision for receivables	58	53	123
Provision for inventory	30	26	35
Deferred tax expense	32	69	117
Net loss (gain) on sales of businesses and assets	57	134	(45)
Undistributed equity in net income of unconsolidated affiliates	(79)	(91)	(92)
Stock-based compensation	46	91	90
Restructuring and asset impairment charges	186	130	116
Payments for restructurings	(98)	(133)	(136)
Contributions to defined benefit pension plans	(309)	(284)	(230)
Decrease (increase) in accounts receivable and billed portion of finance receivables	111	(436)	(576)
Collections of deferred proceeds from sales of receivables	259	434	482
Increase in inventories	(101)	(22)	(38)
Increase in equipment on operating leases	(291)	(283)	(303)
(Increase) decrease in finance receivables	(8)	(10)	609
Collections on beneficial interest from sales of finance receivables	46	79	58
Increase in other current and long-term assets	(71)	(159)	(145)
Increase (decrease) in accounts payable and accrued compensation	38	128	(29)
Increase (decrease) in other current and long-term liabilities	183	(64)	(50)
Other operating, net	(160)	(61)	(148)
Net cash provided by operating activities	1,611	2,063	2,375
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(251)	(368)	(346)
Proceeds from sales of land, buildings and equipment	93	54	86
Cost of additions to internal use software	(91)	(84)	(81)
Proceeds from sale of businesses	939	26	26
Acquisitions, net of cash acquired	(210)	(340)	(155)
Other investing, net	28	9	18
Net cash provided by (used in) investing activities	508	(703)	(452)
Cash Flows from Financing Activities:
Net (payments) proceeds on short-term debt	(147)	145	5
Proceeds from issuance of long-term debt	1,079	808	617
Payments on long-term debt	(1,302)	(1,128)	(1,056)
Common stock dividends	(302)	(289)	(272)
Preferred stock dividends	(24)	(24)	(24)
Proceeds from issuances of common stock	19	55	124
Excess tax benefits from stock-based compensation	19	18	16
Payments to acquire treasury stock, including fees	(1,302)	(1,071)	(696)
Repurchases related to stock-based compensation	(51)	(41)	(57)
Distributions to noncontrolling interests	(62)	(87)	(56)
Other financing	(1)	(10)	(3)
Net cash used in financing activities	(2,074)	(1,624)	(1,402)
Effect of exchange rate changes on cash and cash equivalents	(88)	(89)	(3)
(Decrease) increase in cash and cash equivalents	(43)	(353)	518
Cash and cash equivalents at beginning of year	1,411	1,764	1,246
Cash and Cash Equivalents at End of Year	$1,368	$1,411	$1,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2015 Annual Report 68

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income, net	—	—	—	1,159	448	1,607	19	1,626
Cash dividends declared-common(1)	—	—	—	(287)	—	(287)	—	(287)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	28	142	—	—	—	170	—	170
Payments to acquire treasury stock, including fees	—	—	(696)	—	—	(696)	—	(696)
Cancellation of treasury stock	(58)	(490)	548	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	1,013	(1,380)	(367)	22	(345)
Cash dividends declared-common(1)	—	—	—	(293)	—	(293)	—	(293)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	14	110	—	—	—	124	—	124
Payments to acquire treasury stock, including fees	—	—	(1,071)	—	—	(1,071)	—	(1,071)
Cancellation of treasury stock	(101)	(1,117)	1,218	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	474	(483)	(9)	17	8
Cash dividends declared-common(1)	—	—	—	(299)	—	(299)	—	(299)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	11	19	—	—	—	30	—	30
Payments to acquire treasury stock, including fees	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Cancellation of treasury stock	(122)	(1,285)	1,407	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Balance at December 31, 2015	$1,013	$3,017	$—	$9,686	$(4,642)	$9,074	$43	$9,117
__________

(1)	Cash dividends declared on common stock of $0.0700 in each quarter of 2015, $0.0625 in each quarter of 2014 and $0.0575 in each quarter of 2013.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2015, 2014 and 2013.

(3)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2015 Annual Report 69

XEROX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business and Basis of Presentation
Xerox is an $18.0 billion global enterprise for business process and document management solutions. We are one of the largest diversified business process outsourcing companies worldwide, with an expertise in managing transaction-intensive processes. This includes services that support enterprises through multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications. We also provide extensive leading-edge document technology, services, software and genuine Xerox supplies for graphic communication and office printing environments of any size.
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
Discontinued Operations
In 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of this agreement and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation up through its date of sale, which was completed on June 30, 2015. In 2014 we also completed the disposal of two smaller businesses - Xerox Audio Visual Solutions, Inc. (XAV) and Truckload Management Services (TMS) - that were also reported as discontinued operations. In 2013 we completed the sale of our U.S. and Canadian (North American or N.A.) and Western European (European) Paper businesses. Results from these businesses are reported as Discontinued Operations and all prior period results have been reclassified to conform to this presentation. Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
Prior Period Adjustments
During third quarter 2015, we recorded a $16 out-of-period adjustment associated with the over-accrual of an employee benefit liability account. The impact of this adjustment was not material to any individual prior quarter or year and is not material to our 2015 results.
During second quarter 2015, in connection with Fuji Xerox’s (FX) payment of its semi-annual dividend, we determined that the dividends were no longer subject to an additional tax as a result of a change in the U.K. - Japan Tax Treaty in December 2014. As of December 31, 2014, we had a deferred tax liability of $44 associated with this additional tax on the undistributed earnings of FX through that date. This deferred tax liability was no longer required as a result of the change in the Tax Treaty and, therefore, should have been reversed in December 2014. There was no impact on operating cash flows from this adjustment. We assessed the materiality of this error on our 2014 financial statements and concluded that it was not material to the fourth quarter or annual period. However, due to

Xerox 2015 Annual Report 70

the impact of this adjustment on the current year consolidated financial statements, the accompanying Consolidated Financial Statements for 2014 have been revised as summarized below:
The following table presents the effect of this correction on our Consolidated Statements of Income for all periods affected:

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
	As Reported (Unaudited)	As Revised (Unaudited)	As Reported	As Revised
Income tax expense	$78	$34	$259	$215
Income from Continuing Operations	311	355	1,107	1,151
Net Income	162	206	992	1,036
Net Income Attributable to Xerox	156	200	969	1,013
Net Income Attributable to Xerox - continuing operations	305	349	1,084	1,128

Basic Earnings per Share:
Continuing Operations	$0.26	$0.30	$0.92	$0.96
Total Basic Earnings per Share	0.13	0.17	0.82	0.86

Diluted Earnings per Share:
Continuing Operations	$0.26	$0.30	$0.90	$0.94
Total Diluted Earnings per Share	0.13	0.17	0.81	0.85
The following table presents the effect this correction had on our Consolidated Balance Sheet at December 31, 2014:

	December 31, 2014
	As Reported	As Revised
Other long-term liabilities	$498	$454
Total Liabilities	16,600	16,556
Retained earnings	9,491	9,535
Xerox shareholders' equity	10,634	10,678
Total Equity	10,709	10,753
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

Xerox 2015 Annual Report 71

The following table summarizes certain recurring type costs and expenses that require management estimates for the three years ended December 31, 2015:

	Year Ended December 31,
Expense/(Income)	2015	2014	2013
Provisions for restructuring and asset impairments - continuing operations	$186	$128	$115
Provisions for restructuring and asset impairments - discontinued operations	—	2	7
Provision for receivables	58	53	123
Provisions for litigation and regulatory matters	16	11	(34)
Provisions for obsolete and excess inventory	30	26	35
Provision for product warranty liability	22	25	28
Depreciation and obsolescence of equipment on operating leases	286	297	283
Depreciation of buildings and equipment (1)	277	324	332
Amortization of internal use software (1)	135	139	137
Amortization of product software	69	62	43
Amortization of acquired intangible assets (1)	310	315	305
Amortization of customer contract costs (1)	113	128	100
Defined pension benefits - net periodic benefit cost	142	82	267
Retiree health benefits - net periodic benefit cost	2	3	1
Income tax (benefit) expense - continuing operations	(23)	215	253
Income tax expense - discontinued operations	81	6	27
__________________

(1)
Excludes amounts related to our ITO business, which was reported as a discontinued operation through its date of sale on June 30, 2015. Refer to Note 4 - Divestitures for additional information regarding this sale.

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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The standard will be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We have concluded that we will adopt this standard beginning January 1, 2018, and we will use the retrospective method with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (i.e., the "modified retrospective approach"). We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Xerox 2015 Annual Report 72

Financial Instruments - Classification and Measurement
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update requires that equity investment (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. In addition, the amendments in this update require disclosure of fair value for financial instruments held at amortized cost. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables). This update is effective for our fiscal year beginning January 1, 2018. The provisions within the update relate to instrument-specific credit risk when the fair value option is elected maybe early adopted. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements.
Accounting for Income Taxes: Balance Sheet Presentation of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This update, which simplifies the presentation of deferred income taxes, requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. As allowed by the update, we early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this update resulted in a reclassification of our net current deferred tax asset and liabilities to the net non-current deferred tax asset and liabilities in our Consolidated Balance Sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The current requirement that deferred tax liabilities and assets of a tax-paying component (jurisdiction) of an entity be offset and presented as a single amount is not affected by this update.
Interest
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. All of our debt issuance costs are currently reported as deferred charges in Other long-term assets and were $32 at December 31, 2015, $4 of which is related to our credit agreement. This update was effective for our fiscal year beginning January 1, 2016. Upon adoption of this update, we will reclassify approximately $28 of debt issuance costs to long-term debt. Prior periods will be retroactively revised. The costs associated with our credit agreement will continue to be reported as a deferred charge in Other long-term assets. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.
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

Xerox 2015 Annual Report 73

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

•
Intangibles - Goodwill and Other - Internal Use Software: ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which is effective for our fiscal year beginning January 1, 2016.

•
Consolidation: ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted, and is applied on a modified retrospective basis.

•
Income Statement: ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The standard primarily involves presentation and disclosure.

•
Derivatives and Hedging: ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which is effective for our fiscal year beginning January 1, 2016.

•
Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for our fiscal year beginning January 1, 2016.

•
Stock Compensation: ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, which is effective for our fiscal year beginning January 1, 2016.

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

Xerox 2015 Annual Report 74

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

Xerox 2015 Annual Report 75

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
Services-Related Revenue
Outsourcing: Revenues associated with outsourcing services are generally recognized as services are rendered, which is generally on the basis of the number of accounts or transactions processed. In service arrangements where final acceptance of a system or solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.
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
Spending associated with customer-related deferred set-up/transition and inducement costs for the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Set-up/transition and inducement expenditures	$77	$80	$107

Xerox 2015 Annual Report 76

The capitalized amount of customer contract costs at December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
Capitalized customer contract costs (1)	180	227
__________
(1) The balance at December 31, 2015 of $180 is expected to be amortized over a weighted average period of approximately 8 years, and amortization expense in 2016 is expected to be approximately $76.
Long-lived assets used in the fulfillment of the arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Our outsourcing services contracts may also include the sale of equipment and software. In these instances we follow the policies noted above under Equipment-Related Revenues.
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
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $126, $132 and $122 in 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.

Xerox 2015 Annual Report 77

Receivable Sales
We regularly transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 5 - Accounts Receivable, Net and Note 6 - Finance Receivables, Net for more details on our receivable sales.
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

Xerox 2015 Annual Report 78

Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.
When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (Step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (Step 2) to measure such impairment. In 2015, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair values of each of our reporting units in 2015 exceeded their carrying values and no impairments were identified.

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
Pension and Post-Retirement Benefit Obligations
We sponsor various forms of defined benefit pension plans in several countries covering employees who meet eligibility requirements. Retiree health benefit plans cover U.S. and Canadian employees for retiree medical costs. We employ a delayed recognition feature in measuring the costs of pension and post-retirement benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost, are recognized in Accumulated Other Comprehensive Loss, net of tax.
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

Xerox 2015 Annual Report 79

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

Xerox 2015 Annual Report 80

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

Xerox 2015 Annual Report 81

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	Services(2)	Document Technology	Other	Total
2015 (1)
Revenue	$10,065	$7,098	$536	$17,699
Finance income	72	267	7	346
Total Segment Revenue	$10,137	$7,365	$543	$18,045
Depreciation and amortization(3)	$571	$297	$12	$880
Interest expense	20	108	225	353
Segment profit (loss)	446	879	(267)	1,058
Equity in net income of unconsolidated affiliates	27	108	—	135

2014 (1)
Revenue	$10,519	$8,044	$590	$19,153
Finance income	65	314	8	387
Total Segment Revenue	$10,584	$8,358	$598	$19,540
Depreciation and amortization(3)	$602	$334	$14	$950
Interest expense	18	121	238	377
Segment profit (loss)	956	1,149	(272)	1,833
Equity in net income of unconsolidated affiliates	32	128	—	160

2013 (1)
Revenue	$10,412	$8,500	$611	$19,523
Finance income	67	408	8	483
Total Segment Revenue	$10,479	$8,908	$619	$20,006
Depreciation and amortization(3)	$536	$345	$14	$895
Interest expense	19	140	244	403
Segment profit (loss)	1,055	964	(217)	1,802
Equity in net income of unconsolidated affiliates	34	135	—	169
____________________________

(1)	Asset information on a segment basis is not disclosed as this information is not separately identified and internally reported to our Chief Operating Decision Maker (CODM).

(2)
Services segment results for 2015 include a charge of $389 related to our Health Enterprise platform implementations in California and Montana. $116 of the charge was recorded as a reduction to revenues and the remainder of $273 was recorded to Cost of outsourcing, maintenance and rentals.

(3)	Depreciation and amortization excludes amortization of intangible assets - see reconciliation below.
The following is a reconciliation of segment profit to pre-tax income:

	Year Ended December 31,
Segment Profit Reconciliation to Pre-tax Income	2015	2014	2013
Total Segment Profit	$1,058	$1,833	$1,802
Reconciling items:
Amortization of intangible assets	(310)	(315)	(305)
Equity in net income of unconsolidated affiliates	(135)	(160)	(169)
Restructuring and related costs(1)	(196)	(149)	(115)
Restructuring charges of Fuji Xerox	(4)	(3)	(9)
Litigation matters	—	—	37
Other	(1)	—	2
Pre-tax Income	$412	$1,206	$1,243
____________________________

(1)
Restructuring and asset impairment charges were $186, $128, and $115 for the three years ended December 31, 2015, 2014 and 2013, respectively, and Business transformation costs were $10, $21 and $0, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs. Business transformation costs were not applicable in 2013.

Xerox 2015 Annual Report 82

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for the three years ended December 31:

	Revenues			Long-Lived Assets (1)
	2015	2014	2013	2015	2014	2013
United States	$12,557	$13,041	$13,272	$1,279	$1,758	$1,870
Europe	3,783	4,428	4,414	476	632	761
Other areas	1,705	2,071	2,320	234	240	243
Total Revenues and Long-Lived Assets	$18,045	$19,540	$20,006	$1,989	$2,630	$2,874
________________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Internal use software, net and (iv) Product software, net.

Note 3 – Acquisitions

2015 Acquisitions
In September 2015 we acquired RSA Medical LLC (RSA Medical) for approximately $141 in cash. RSA Medical is a leading provider of health assessment and risk management for members interacting with health and life insurance companies. The acquisition of RSA Medical expands Xerox's portfolio of healthcare service offerings to payers and life insurers using predictive analytics to enhance member outreach services aimed at improving overall population health. RSA Medical is included in our Services segment. The purchase price adjustment for this acquisition has not been finalized.
In January 2015 we acquired Intellinex LLC (Intellinex), formerly Intrepid Learning Solutions, Inc., a Seattle-based company, for $28 in cash. Intellinex provides outsourced learning services primarily in the aerospace manufacturing and technology industries. The acquisition of Intellinex solidifies the position of Xerox's Learning Services unit as a leading provider of end-to-end outsourced learning services, and adds key vertical market expertise in the aerospace industry. Intellinex is included in our Services segment.
Additionally, during 2015, our Services segment acquired two additional business for approximately $28 in cash, and our Document Technology segment acquired two additional business for approximately $13 in cash.
2015 Summary
All of our 2015 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the acquisitions described above are not material to our financial statements and are included within our results from their respective acquisition dates. Our 2015 acquisitions contributed aggregate revenues of approximately $43 to our 2015 total revenues from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Approximately 63% of the goodwill recorded in 2015 is expected to be deductible for tax purposes. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information.

The following table summarizes the purchase price allocations for our 2015 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2015 Acquisitions
Accounts/finance receivables		$8
Intangible assets:
Customer relationships	9	49
Trademarks	12	2
Non-compete agreements	4	2
Software	4	7
Goodwill		151
Other assets		12
Total Assets Acquired		231
Liabilities assumed		(21)
Total Purchase Price		$210

Xerox 2015 Annual Report 83

2014 and 2013 Acquisitions
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
Our Services segment also acquired one additional business in 2014 and three in 2013 for $2 and $31, respectively, in cash, primarily related to customer care and software to support our BPO service offerings. Our Document Technology segment acquired two businesses in 2014 and one in 2013 for approximately $34 and $12 in cash, respectively, which expanded our distribution capability of products and services in North America.

2014 and 2013 Summary
All of our 2014 and 2013 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2014 and 2013 acquisitions described above were not material to our financial statements and were included within our results from the respective acquisition dates. The 2014 acquisitions noted above are included in our Services segment while the 2013 acquisition of Zeno and Impika were included within our Document Technology segment. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information. Our 2014 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $214 and $132 to our 2015 and 2014 total revenues, respectively. Our 2013 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $87, $84 and $56 to our 2015, 2014 and 2013 total revenues, respectively.

Contingent Consideration
In connection with certain acquisitions, we are obligated to make contingent payments if specified contractual performance targets are achieved. Contingent consideration obligations are recorded at their respective fair value. As of December 31, 2015, the maximum aggregate amount of outstanding contingent obligations to former owners of acquired entities was approximately $31, of which $25 was accrued representing the estimated fair value of this obligation.

Xerox 2015 Annual Report 84

Note 4 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014, we announced an agreement to sell our ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. The final sale price of approximately $940 ($930 net of cash sold) reflects closing adjustments, including an adjustment for changes in net asset values and additional proceeds for the condition of certain assets at the closing. Atos also assumed approximately $85 of capital lease obligations and pension liabilities. Net after-tax proceeds are estimated to be approximately $850, which reflects expected cash taxes as well as our transaction and transition costs associated with the disposal. The ITO business included approximately 9,600 employees in 42 countries, who were transferred to Atos upon closing.
In 2014, we recorded a net pre-tax loss of $181 related to the pending sale, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. In 2015, we recorded an additional net pre-tax loss of $77 primarily at closing related to an adjustment of the sales price and related expenses associated with the disposal, as well as reserves for certain obligations and indemnifications we retained as part of the final closing negotiations. In addition, we recorded additional tax expense of $52 primarily related to the difference between the book basis and tax basis of allocated goodwill, which could only be recorded upon final disposal of the business.
In February 2016, we reached an agreement with Atos on the final adjustments to the closing balance of net assets sold as well as the settlement of certain indemnifications and recorded an additional pre-tax loss on the disposal in 2015 of $24 ($14 after-tax). The additional loss was recorded in 2015 as the financial statements had not yet been issued when the agreement was reached with Atos. We expect to make a payment in 2016 to Atos of approximately $52, representing a $28 adjustment to the final sales price as a result of this agreement and a payment of $24 due from closing. The payment will be reflected in Investing cash flows as an adjustment of the sales proceeds.
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
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2015			2014			2013
	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total
Revenues	$619	$—	$619	$1,320	$45	$1,365	$1,335	$497	$1,832

Income (loss) from operations (1),(2)	$104	$—	$104	$74	$(1)	$73	$70	$2	$72
Loss on disposal	(101)	—	(101)	(181)	(1)	(182)	—	(25)	(25)
Net income (loss) before income taxes	$3	$—	$3	$(107)	$(2)	$(109)	$70	$(23)	$47
Income tax expense	(81)	—	(81)	(5)	(1)	(6)	(24)	(3)	(27)
(Loss) income from discontinued operations, net of tax	$(78)	$—	$(78)	$(112)	$(3)	$(115)	$46	$(26)	$20

(1)
ITO income from operations for the year ended December 31, 2015, excludes approximately $80 of depreciation and amortization expense (including $14 for intangible amortization) since the business was held for sale.

(2)	ITO Income from operations for the year ended December 31, 2014 includes approximately $161 of depreciation and amortization expense (including $27 for intangible amortization).

Xerox 2015 Annual Report 85

The following is a summary of the major categories of assets and liabilities of the ITO business held for sale at December 31, 2014:

December 31, 2014
Accounts receivable, net	$213
Other current assets	146
Land, buildings and equipment, net	220
Intangible assets, net	197
Goodwill	337
Other long-term assets	147
Total Assets of Discontinued Operations	$1,260
Current portion of long-term debt	$31
Accounts payable	32
Accrued pension and benefit costs	9
Unearned income	64
Other current liabilities	112
Long-term debt	44
Pension and other benefit liabilities	25
Other long-term liabilities	54
Total Liabilities of Discontinued Operations	$371

The following is a summary of selected financial information of the ITO business for the three years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Expenses:
Depreciation of buildings and equipment(1)	$—	$98	$99
Amortization of internal use software(1)	—	9	10
Amortization of acquired intangible assets(1)	—	27	27
Amortization of customer contract costs(1)	—	26	22
Operating lease rent expense	130	258	241
Defined contribution plans	4	8	7
Interest expense (2)	2	4	3

Expenditures:
Cost of additions to land, buildings and equipment	$41	$105	$99
Cost of additions to internal use software	1	2	4
Customer-related deferred set-up/transition and inducement costs	10	26	35

(1)
ITO income from operations for the year ended December 31, 2015, excludes approximately $80 of depreciation and amortization expense (including $14 for intangible amortization) since the business was held for sale.

(2)	Interest expense is related to capital lease obligations, which were assumed by the purchaser of the ITO business.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2015	2014
Amounts billed or billable	$2,110	$2,421
Unbilled amounts	289	318
Allowance for doubtful accounts	(80)	(87)
Accounts Receivable, Net	$2,319	$2,652

Xerox 2015 Annual Report 86

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at December 31, 2015 and 2014 were approximately $849 and $945, respectively.
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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption "Other current assets" in the accompanying Consolidated Balance Sheets and were $61 and $73 at December 31, 2015 and 2014, respectively.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivables sold and derecognized from our balance sheet, $660 and $580 remained uncollected as of December 31, 2015 and 2014, respectively. Accounts receivable sales were as follows:

	Year Ended December 31,
	2015	2014	2013
Accounts receivable sales	$2,467	$2,906	$3,401
Deferred proceeds	247	387	486
Loss on sale of accounts receivable	13	15	17
Estimated increase (decrease) to operating cash flows(1)	120	(68)	(55)
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

Note 6 – Finance Receivables, Net
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2015	2014
Gross receivables	$4,683	$5,009
Unearned income	(577)	(624)
Subtotal	4,106	4,385
Residual values	—	—
Allowance for doubtful accounts	(118)	(131)
Finance Receivables, Net	3,988	4,254
Less: Billed portion of finance receivables, net	97	110
Less: Current portion of finance receivables not billed, net	1,315	1,425
Finance Receivables Due After One Year, Net	$2,576	$2,719

Xerox 2015 Annual Report 87

Contractual maturities of our gross finance receivables as of December 31, 2015 were as follows (including those already billed of $102):

2016	2017	2018	2019	2020	Thereafter	Total
$1,717	$1,295	$922	$530	$201	$18	$4,683

Sale of Finance Receivables

In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There have been no transfers or sales of finance receivables since 2013. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables. The following is a summary of our prior sales activity:

	Year Ended December 31,
	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
The principal value of the finance receivables derecognized from our balance sheet was $238 and $549 at December 31, 2015 and 2014, respectively (sales value of approximately $256 and $596, respectively).
Summary Finance Receivable Sales
The lease portfolios transferred and sold were all from our Document Technology segment and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $38 and $77 at December 31, 2015 and 2014, respectively, and are included in "Other current assets" and "Other long-term assets" in the accompanying Consolidated Balance Sheets. Beneficial interests of $30 and $64 at December 31, 2015 and 2014, respectively, are held by the bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.
The net impact from the sales of finance receivables on operating cash flows is summarized below:

	2015	2014	2013	2012
Net cash received for sales of finance receivables(1)	$—	$—	$631	$625
Impact from prior sales of finance receivables(2)	(342)	(527)	(392)	(45)
Collections on beneficial interests	56	94	58	—
Estimated (Decrease) Increase to Operating Cash Flows	$(286)	$(433)	$297	$580
____________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
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

Xerox 2015 Annual Report 88

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
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates declined in the U.S. reflecting the effects of improved collections during 2015 and 2014 as well as the lower balance of finance receivables primarily due to sales in 2013 and 2012. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $17 in 2015 as compared to $29 in the prior year, reflecting a significant improvement from the credit issues that began back in 2011. Loss rates peaked in 2011 as a result of the European economic challenges particularly for countries in the southern region.
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	—	9	15	9	33
Charge-offs	(5)	(14)	(29)	(3)	(51)
Recoveries and other(1)	1	3	(9)	—	(5)
Balance at December 31, 2014	41	20	58	12	131
Provision	5	6	10	7	28
Charge-offs	(5)	(10)	(17)	(4)	(36)
Recoveries and other(1)	1	1	(6)	(1)	(5)
Balance at December 31, 2015	$42	$17	$45	$14	$118
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2014(2)	$1,728	$424	$1,835	$398	$4,385
December 31, 2015(2)	$1,731	$365	$1,509	$501	$4,106
 __________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude the allowance for credit losses of $118 and $131 at December 31, 2015 and 2014, respectively.

(3)	Includes developing market countries and smaller units.

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

Xerox 2015 Annual Report 89

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

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2015				December 31, 2014
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$191	$184	$58	$433	$195	$159	$55	$409
Government and education	536	13	4	553	589	13	3	605
Graphic arts	145	86	119	350	148	79	90	317
Industrial	84	44	18	146	92	41	18	151
Healthcare	83	24	13	120	84	26	14	124
Other	52	48	29	129	55	38	29	122
Total United States	1,091	399	241	1,731	1,163	356	209	1,728
Finance and other services	55	35	9	99	54	31	12	97
Government and education	59	7	2	68	76	8	2	86
Graphic arts	45	35	21	101	58	49	36	143
Industrial	23	12	3	38	24	13	4	41
Other	33	23	3	59	34	19	4	57
Total Canada(1)	215	112	38	365	246	120	58	424
France	203	207	101	511	253	234	129	616
U.K/Ireland	235	91	3	329	255	101	6	362
Central(2)	206	186	25	417	230	278	30	538
Southern(3)	36	138	17	191	60	148	36	244
Nordic(4)	24	35	2	61	25	49	1	75
Total Europe	704	657	148	1,509	823	810	202	1,835
Other	165	257	79	501	195	163	40	398
Total	$2,175	$1,425	$506	$4,106	$2,427	$1,449	$509	$4,385
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

Xerox 2015 Annual Report 90

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

	December 31, 2015
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$2	$11	$422	$433	$14
Government and education	11	1	4	16	537	553	37
Graphic arts	12	2	1	15	335	350	8
Industrial	4	1	1	6	140	146	7
Healthcare	3	1	1	5	115	120	9
Other	2	1	1	4	125	129	7
Total United States	39	8	10	57	1,674	1,731	82
Canada	3	—	—	3	362	365	9
France	—	—	—	—	511	511	25
U.K./Ireland	1	—	—	1	328	329	1
Central(1)	3	1	1	5	412	417	7
Southern(2)	8	2	3	13	178	191	10
Nordic(3)	1	—	—	1	60	61	4
Total Europe	13	3	4	20	1,489	1,509	47
Other	19	2	1	22	479	501	—
Total	$74	$13	$15	$102	$4,004	$4,106	$138

	December 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$399	$409	$13
Government and education	14	4	3	21	584	605	25
Graphic arts	12	1	1	14	303	317	6
Industrial	4	1	1	6	145	151	9
Healthcare	3	1	—	4	120	124	5
Other	3	1	—	4	118	122	6
Total United States	43	10	6	59	1,669	1,728	64
Canada	9	2	1	12	412	424	17
France	—	1	2	3	613	616	35
U.K./Ireland	1	—	—	1	361	362	1
Central(1)	2	2	1	5	533	538	15
Southern(2)	14	4	4	22	222	244	17
Nordic(3)	1	—	—	1	74	75	2
Total Europe	18	7	7	32	1,803	1,835	70
Other	13	1	—	14	384	398	—
Total	$83	$20	$14	$117	$4,268	$4,385	$151
 ___________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2015 Annual Report 91

Note 7 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2015	2014
Finished goods	$792	$778
Work-in-process	51	58
Raw materials	99	98
Total Inventories	$942	$934
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2015	2014
Equipment on operating leases	$1,478	$1,531
Accumulated depreciation	(983)	(1,006)
Equipment on Operating Leases, Net	$495	$525
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2016	2017	2018	2019	2020	Thereafter
$331	$228	$144	$78	$30	$3

Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2015, 2014 and 2013 amounted to $139, $149 and $151, respectively.
Note 8 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2015	2014
Land		$31	$42
Building and building equipment	25 to 50	947	996
Leasehold improvements	Varies	452	466
Plant machinery	5 to 12	1,274	1,375
Office furniture and equipment	3 to 15	1,389	1,384
Other	4 to 20	65	78
Construction in progress		54	73
Subtotal		4,212	4,414
Accumulated depreciation		(3,216)	(3,291)
Land, Buildings and Equipment, Net		$996	$1,123

Xerox 2015 Annual Report 92

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$277	$324	$332
Operating lease expense	553	560	513

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were approximately $98 and $105 at December 31, 2015 and 2014, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2015 were as follows:

2016	2017	2018	2019	2020	Thereafter
$378	$271	$178	$122	$78	$139

Internal Use and Product Software

	Year Ended December 31,
Additions to:	2015	2014	2013
Internal use software	$91	$82	$77
Product software	23	23	28

	December 31,
Capitalized costs, net:	2015	2014
Internal use software	$383	$434
Product software	115	307

Useful lives of our internal use and product software generally vary from three to ten years.

Included within product software at December 31, 2015 and 2014 is approximately $55 and $250, respectively, of capitalized costs associated with software system platforms developed for use in certain of our government services businesses. During 2015, as a result of our decision to discontinue certain future implementations of these software system platforms (Government Healthcare Strategy Change), we recorded impairment charges associated with these software platforms of approximately $160. Our impairment review of the remaining balance at December 31, 2015 indicated that the costs would be recoverable from estimated future operating profits; however, those future operating profits are dependent on our ability to successfully complete existing contracts as well as obtain future contracts.
Note 9 – Investment in Affiliates, at Equity
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2015	2014
Fuji Xerox	$1,315	$1,275
Other	74	63
Investments in Affiliates, at Equity	$1,389	$1,338
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2015	2014	2013
Fuji Xerox	$117	$147	$156
Other	18	13	13
Total Equity in Net Income of Unconsolidated Affiliates	$135	$160	$169

Xerox 2015 Annual Report 93

Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,315 at December 31, 2015, differs from our implied 25% interest in the underlying net assets, or $1,399, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2015	2014	2013
Summary of Operations
Revenues	$9,925	$11,112	$11,415
Costs and expenses	9,198	10,242	10,479
Income before income taxes	727	870	936
Income tax expense	233	262	276
Net Income	494	608	660
Less: Net income - noncontrolling interests	7	4	5
Net Income - Fuji Xerox	$487	$604	$655
Balance Sheet
Assets:
Current assets	$4,585	$4,801	$4,955
Long-term assets	4,946	4,742	5,160
Total Assets	$9,531	$9,543	$10,115
Liabilities and Equity:
Current liabilities	$2,808	$2,982	$3,114
Long-term debt	584	580	978
Other long-term liabilities	511	482	680
Noncontrolling interests	31	30	28
Fuji Xerox shareholders' equity	5,597	5,469	5,315
Total Liabilities and Equity	$9,531	$9,543	$10,115

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2015	2014	2013
Summary of Operations	Weighted average rate	121.01	105.58	97.52
Balance Sheet	Year-end rate	120.49	119.46	105.15
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

Xerox 2015 Annual Report 94

Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2015	2014	2013
Dividends received from Fuji Xerox	$51	$58	$60
Royalty revenue earned	102	115	118
Inventory purchases from Fuji Xerox	1,728	1,831	1,903
Inventory sales to Fuji Xerox	108	120	145
R&D payments received from Fuji Xerox	1	1	2
R&D payments paid to Fuji Xerox	7	17	21
As of December 31, 2015 and 2014, net amounts due to Fuji Xerox were $307 and $339, respectively.
Note 10 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

	Services	Document Technology	Total
Balance at December 31, 2013	$6,815	$2,390	$9,205
Foreign currency translation	(98)	(56)	(154)
Acquisitions:
Invoco	39	—	39
ISG	166	—	166
Consilience	23	—	23
Other	2	19	21
Divestitures (1)	(495)	—	(495)
Balance at December 31, 2014	$6,452	$2,353	$8,805
Foreign currency translation	(95)	(38)	(133)
Acquisitions:
RSA Medical	107	—	107
Intellinex	19	—	19
Other	19	6	25
Balance at December 31, 2015	$6,502	$2,321	$8,823
___________

(1)
Primarily represents goodwill related to our ITO business ($487), which was held for sale and reported as a discontinued operation through its date of sale on June 30, 2015. Refer to Note 4 - Divestitures for additional information regarding this sale.

Intangible Assets, Net
Net intangible assets were $1,765 at December 31, 2015 of which $1,479 relate to our Services segment and $286 relate to our Document Technology segment. Intangible assets were comprised of the following:

		December 31, 2015			December 31, 2014
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$3,435	$1,906	$1,529	$3,301	$1,532	$1,769
Distribution network	25 years	123	79	44	123	74	49
Trademarks	20 years	270	98	172	274	87	187
Technology, patents and non-compete	9 years	32	12	20	40	14	26
Total Intangible Assets		$3,860	$2,095	$1,765	$3,738	$1,707	$2,031
 Amortization expense related to intangible assets was $310, $315, and $305 for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $319 in 2016 and $315 in each of the years 2017 through 2020.

Xerox 2015 Annual Report 95

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
A summary of our restructuring program activity during the three years ended December 31, 2015 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance at December 31, 2012	$123	$7	$—	$130
Restructuring provision	141	2	1	144
Reversals of prior accruals	(29)	—	—	(29)
Net current period charges - continuing operations(2)	112	2	1	115
Discontinued operations(3)	7	—	—	7
Total Net Current Period Charges	119	2	1	122
Charges against reserve and currency	(133)	(2)	(1)	(136)
Balance at December 31, 2013	109	7	—	116
Restructuring provision	143	5	7	155
Reversals of prior accruals	(25)	(2)	—	(27)
Net current period charges - continuing operations(2)	118	3	7	128
Discontinued operations(3)	2	—	—	2
Total Net Current Period Charges	120	3	7	130
Charges against reserve and currency	(136)	(6)	(7)	(149)
Balance at December 31, 2014	93	4	—	97
Restructuring provision	54	4	153	211
Reversals of prior accruals	(22)	(3)	—	(25)
Net current period charges - continuing operations(2)	32	1	153	186
Charges against reserve and currency	(103)	(3)	(153)	(259)
Balance at December 31, 2015	$22	$2	$—	$24
 ________________

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(2)	Represents amount recognized within the Consolidated Statements of Income for the years shown.

(3)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2015	2014	2013
Charges against reserve	$(259)	$(149)	$(136)
Asset impairments	153	7	1
Effects of foreign currency and other non-cash items	8	9	(1)
Restructuring Cash Payments	$(98)	$(133)	$(136)
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

Xerox 2015 Annual Report 96

	Year Ended December 31,
	2015	2014	2013
Services	$163	$38	$38
Document Technology	15	76	77
Other	8	14	—
Total Net Restructuring Charges	$186	$128	$115

Xerox 2015 Annual Report 97

Note 12 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2015	2014
Other Current Assets
Deferred taxes(1)	$—	$382
Income taxes receivable	14	43
Royalties, license fees and software maintenance	75	61
Restricted cash	100	113
Prepaid expenses	103	122
Derivative instruments	55	22
Deferred purchase price from sales of accounts receivables	61	73
Beneficial interests - sales of finance receivables	8	35
Advances and deposits	32	29
Other	196	202
Total Other Current Assets	$644	$1,082
Other Current Liabilities
Deferred taxes(1)	$—	$61
Income taxes payable	36	58
Other taxes payable	97	125
Interest payable	73	78
Restructuring reserves	23	92
Derivative instruments	13	58
Product warranties	8	11
Dividends payable	85	88
Distributor and reseller rebates/commissions	106	120
Servicer liabilities	93	107
Due to Atos(2)	52	—
Other	990	711
Total Other Current Liabilities	$1,576	$1,509
Other Long-term Assets
Deferred taxes(1)	$714	$346
Income taxes receivable	8	17
Prepaid pension costs	31	17
Net investment in TRG	142	158
Internal use software, net	383	434
Product software, net	115	307
Restricted cash	72	139
Debt issuance costs, net	32	31
Customer contract costs, net	180	227
Beneficial interest - sales of finance receivables	30	42
Deferred compensation plan investments	125	125
Other	256	400
Total Other Long-term Assets	$2,088	$2,243
Other Long-term Liabilities
Deferred taxes (1)	$60	$34
Income taxes payable	65	64
Environmental reserves	11	9
Unearned income	100	116
Restructuring reserves	1	3
Other	180	228
Total Other Long-term Liabilities	$417	$454

Xerox 2015 Annual Report 98

__________

(1)
As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, we early adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Adoption of this update resulted in a reclassification of our net current deferred tax asset and liabilities to the net non-current deferred tax asset and liabilities in our Consolidated Balance Sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

(2)	Refer to Note 4 - Divestitures for additional information.
Restricted Cash
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

Restricted cash amounts were as follows:

	December 31,
	2015	2014
Tax and labor litigation deposits in Brazil	$71	$135
Escrow and cash collections related to receivable sales	93	107
Other restricted cash	8	10
Total Restricted Cash	$172	$252

Net Investment in TRG
At December 31, 2015, our net investment in The Resolution Group (TRG) primarily consisted of a $157 performance-based instrument relating to the 1997 sale of TRG, net of remaining liabilities associated with our discontinued operations of $15. The recovery of the performance-based instrument is dependent on the sufficiency of TRG's available cash flows, as guaranteed by TRG's ultimate parent, which are expected to be recovered in annual cash distributions through 2017. The performance-based instrument is pledged as security for our future funding obligations to our U.K. Pension Plan for salaried employees.

Note 13 – Debt
Short-term borrowings were as follows:

	December 31,
	2015	2014
Commercial paper	$—	$150
Notes Payable	3	1
Current maturities of long-term debt	982	1,276
Total Short-term Debt	$985	$1,427

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

Xerox 2015 Annual Report 99

Long-term debt was as follows:

		December 31,
	Weighted Average Interest Rates at December 31, 2015(2)	2015	2014
Xerox Corporation
Senior Notes due 2015	4.29%	$—	$1,000
Senior Notes due 2016	6.48%	700	700
Notes due 2016	7.20%	250	250
Senior Notes due 2017	6.83%	500	500
Senior Notes due 2017	2.98%	500	500
Notes due 2018	0.57%	1	1
Senior Notes due 2018	6.37%	1,000	1,000
Senior Notes due 2019	2.77%	500	500
Senior Notes due 2019	5.66%	650	650
Senior Notes due 2020	2.81%	400	400
Senior Notes due 2020	3.70%	400	—
Senior Notes due 2020	2.77%	400	—
Senior Notes due 2021	5.39%	1,062	1,062
Senior Notes due 2024	3.84%	300	300
Senior Notes due 2035	4.84%	250	—
Senior Notes due 2039	6.78%	350	350
Subtotal - Xerox Corporation		$7,263	$7,213
Subsidiary Companies
Senior Notes due 2015	4.25%	—	250
Capital lease obligations	4.18%	98	105
Other	0.19%	1	3
Subtotal - Subsidiary Companies		$99	$358

Principal debt balance		7,362	7,571
Unamortized discount		(52)	(54)
Fair value adjustments(1)
Terminated swaps		47	68
Current swaps		7	5
Less: current maturities		(982)	(1,276)
Total Long-term Debt		$6,382	$6,314
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

(2)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2016(1) (2)	2017	2018	2019	2020	Thereafter	Total
$980	$1,027	$1,020	$1,161	$1,207	$1,967	$7,362
 _____________

(1)	Quarterly long-term debt maturities from continuing operations for 2016 are $709, $257, $7 and $7 for the first, second, third and fourth quarters, respectively.

(2)	Excludes fair value adjustments of $2.

Xerox 2015 Annual Report 100

Senior Notes
We issued the following Senior Notes in 2015:

•	In August 2015 we issued $400 of 3.50% Senior Notes due 2020 (the "2020 Senior Notes") at 99.113% of par, resulting in aggregate net proceeds of approximately $396.

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
In 2015 we also repaid the following Senior Notes due in 2015 - $1,000 of 4.29% Senior Notes and $250 of 4.25% Senior Notes.

Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $2.0 billion outstanding at any time. Aggregate CP and Credit Facility borrowings may not exceed $2.0 billion outstanding at any time. The maturities of the CP Notes will vary, but may not exceed 390 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at market rates. CP outstanding at December 31, 2015 and 2014, was $0 and $150, respectively.

Credit Facility
We have a $2.0 billion unsecured revolving Credit Facility with a group of lenders, which matures in 2019. The Credit Facility contains a $300 letter of credit sub-facility, and also includes an accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion.

The Credit Facility provides a backstop to our $2.0 billion CP program. Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. At December 31, 2015 we had no outstanding borrowings or letters of credit under the Credit Facility.

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

Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in our Credit Facility agreement, plus a spread that varies between 0.00% and 0.45% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 0.90% and 1.45% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2015, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.10% and 1.10%, respectively.

An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.10% and 0.30% depending on our credit rating. Based on our credit rating as of December 31, 2015, the applicable rate is 0.15%.

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

Xerox 2015 Annual Report 101

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

Interest
Interest paid on our short-term and long-term debt amounted to $365, $400 and $435 for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest expense and interest income was as follows:

	Year Ended December 31,
	2015	2014	2013
Interest expense(1)	$353	$377	$403
Interest income(2)	354	397	494
  ___________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income.
Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. In 2015 we revised the methodology for calculating the estimated cost of funds to be based on the interest cost associated with actual borrowings determined to be in support of the leasing business. Prior to 2015, the estimated cost of funds was based on our overall corporate cost of borrowing adjusted to reflect a rate that would be paid by a typical BBB rated leasing company. The impact of the change in methodology was not material to the current or prior periods. The estimated level of debt continues to be based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.

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

Xerox 2015 Annual Report 102

Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2015, 2014 and 2013, the amortization of these fair value adjustments reduced interest expense by $22, $31 and $42, respectively, and we expect to record a net decrease in interest expense of $46 in future years through 2018.
Fair Value Hedges
As of December 31, 2015 and 2014, pay variable/received fixed interest rate swaps with notional amounts of $300 and $300, respectively, and net asset fair value of $7 and $5, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2015 or 2014.
The following is a summary of our fair value hedges at December 31, 2015:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$7	2.46%	4.50%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions
At December 31, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,212, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 70% of these contracts mature within three months, 23% in three to six months, 6% in six to twelve months, and less than 1% in greater than 12 months.

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2015:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$837	$17
U.S. Dollar/U.K. Pound Sterling	596	29
Japanese Yen/U.S. Dollar	356	3
Japanese Yen/Euro	271	1
U.S. Dollar/Euro	265	(1)
U.K. Pound Sterling/Euro	201	(1)
U.K. Pound Sterling/U.S. Dollar	149	(2)
Swiss Franc/Euro	131	—
Philippine Peso/U.S. Dollar	63	(1)
Mexican Peso/U.S. Dollar	49	(2)
Indian Rupee/U.S. Dollar	44	(1)
Mexican Peso/Euro	32	(1)
Euro/U.S. Dollar	28	—
Swedish Kroner/Euro	27	—
All Other	163	1
Total Foreign Exchange Hedging	$3,212	$42
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2015.

Xerox 2015 Annual Report 103

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts were $1 and $30 as of December 31, 2015 and December 31, 2014, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2015	2014
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$7
	Other current liabilities	(4)	(39)
Foreign currency options	Other current assets	—	2
	Other current liabilities	(1)	—
Interest rate swaps	Other long-term assets	7	5
	Net Designated Derivative Asset (Liability)	$6	$(25)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$51	$13
	Other current liabilities	(8)	(19)
	Net Undesignated Derivative Asset (Liability)	$43	$(6)

Summary of Derivatives	Total Derivative Assets	$62	$27
	Total Derivative Liabilities	(13)	(58)
	Net Derivative Asset (Liability)	$49	$(31)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2015	2014	2013	2015	2014	2013
Interest rate contracts	Interest expense	$7	$5	$—	$(7)	$(5)	$—

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2015	2014	2013		2015	2014	2013
Foreign exchange contracts – forwards/options	$13	$(20)	$(126)	Cost of sales	$(28)	$(36)	$(123)
No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

Xerox 2015 Annual Report 104

As of December 31, 2015, net after-tax losses of $1 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Losses
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of losses on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Loss	2015	2014	2013
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$14	$(10)	$(86)
During the three years ended December 31, 2015, we recorded Currency (losses) gains, net of $(6), $(5) and $7, respectively. Currency (losses) gains, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2015	2014
Assets:
Foreign exchange contracts - forwards	$55	$20
Foreign currency options	—	2
Interest rate swaps	7	5
Deferred compensation investments in cash surrender life insurance	92	94
Deferred compensation investments in mutual funds	33	32
Total	$187	$153
Liabilities:
Foreign exchange contracts - forwards	$12	$58
Foreign currency options	1	—
Deferred compensation plan liabilities	125	135
Total	$138	$193
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

Xerox 2015 Annual Report 105

Summary of Other Financial Assets and Liabilities Fair Value Measured on a Nonrecurring Basis
The estimated fair values of our other financial assets and liabilities fair value measured on a nonrecurring basis were as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,368	$1,368	$1,411	$1,411
Accounts receivable, net	2,319	2,319	2,652	2,652
Short-term debt	985	976	1,427	1,417
Long-term debt	6,382	6,395	6,314	6,719
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Xerox 2015 Annual Report 106

Note 16 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation, January 1	$4,716	$3,893	$7,139	$6,664	$937	$856
Service cost	4	9	32	34	7	9
Interest cost	83	281	212	272	34	36
Plan participants' contributions	—	—	4	5	14	16
Actuarial (gain) loss	(225)	813	(107)	1,069	(4)	119
Currency exchange rate changes	—	—	(538)	(594)	(25)	(13)
Plan Amendments/Curtailments	—	(7)	(17)	—	(31)	—
Divestitures(2)	—	—	—	(27)	—	—
Benefits paid/settlements	(378)	(273)	(260)	(279)	(77)	(86)
Other	—	—	—	(5)	—	—
Benefit Obligation, December 31	$4,200	$4,716	$6,465	$7,139	$855	$937

Change in Plan Assets:
Fair value of plan assets, January 1	$3,126	$2,876	$6,088	$5,789	$—	$—
Actual return on plan assets	(72)	398	(17)	899	—	—
Employer contribution	177	124	132	160	63	70
Plan participants' contributions	—	—	4	5	14	16
Currency exchange rate changes	—	—	(440)	(484)	—	—
Benefits paid/settlements	(378)	(273)	(260)	(279)	(77)	(86)
Other	—	1	(4)	(2)	—	—
Fair Value of Plan Assets, December 31	$2,853	$3,126	$5,503	$6,088	$—	$—

Net Funded Status at December 31(1)	$(1,347)	$(1,590)	$(962)	$(1,051)	$(855)	$(937)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$31	$17	$—	$—
Accrued compensation and benefit costs	(23)	(24)	(27)	(28)	(68)	(72)
Pension and other benefit liabilities	(1,324)	(1,566)	(966)	(1,040)	—	—
Post-retirement medical benefits	—	—	—	—	(787)	(865)
Net Amounts Recognized	$(1,347)	$(1,590)	$(962)	$(1,051)	$(855)	$(937)
  _______________

(1)	Includes under-funded and un-funded plans.

(2)
Represents the net un-funded pension obligations related to our ITO business, which was reported as a discontinued operation through its date of sale on June 30, 2015. These obligations were assumed by the purchaser of the ITO business. The net pension cost associated with these plans is immaterial. Refer to Note 4 - Divestitures for additional information regarding this sale.

Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2015	2014	2015	2014	2015	2014
Net actuarial loss	$1,119	$1,301	$1,995	$2,036	$112	$122
Prior service credit	(11)	(13)	(33)	(20)	(34)	(42)
Total Pre-tax Loss	$1,108	$1,288	$1,962	$2,016	$78	$80

Accumulated Benefit Obligation	$4,200	$4,716	$6,222	$6,883

Xerox 2015 Annual Report 107

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2015			December 31, 2014
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$3,855	$3,855	$2,853	$4,351	$4,351	$3,126
Non U.S.	4,853	4,692	4,336	6,376	6,125	5,848

Unfunded Plans:
U.S.	$345	$345	$—	$365	$365	$—
Non U.S.	423	414	—	567	551	—

Total Underfunded and Unfunded Plans:
U.S.	$4,200	$4,200	$2,853	$4,716	$4,716	$3,126
Non U.S.	5,276	5,106	4,336	6,943	6,676	5,848
Total	$9,476	$9,306	$7,189	$11,659	$11,392	$8,974

Our pension plan assets and benefit obligations at December 31, 2015 were as follows:

(in billions)	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2.9	$3.9	$(1.0)
U.S. unfunded	—	0.3	(0.3)
Total U.S.	$2.9	$4.2	$(1.3)
U.K.	3.6	4.0	(0.4)
Canada	0.7	0.7	—
Other unfunded	1.2	1.8	(0.6)
Total	$8.4	$10.7	$(2.3)

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

Xerox 2015 Annual Report 108

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Costs:
Service cost	$4	$9	$10	$32	$34	$91	$7	$9	$9
Interest cost(1)	83	281	154	212	272	260	34	36	33
Expected return on plan assets(2)	(83)	(290)	(179)	(293)	(342)	(317)	—	—	—
Recognized net actuarial loss	24	17	19	72	54	77	1	1	2
Amortization of prior service credit	(2)	(2)	(2)	4	(1)	—	(18)	(43)	(43)
Recognized settlement loss	88	51	162	1	—	—	—	—	—
Recognized curtailment gain	—	—	—	—	(1)	(8)	(22)	—	—
Defined Benefit Plans	114	66	164	28	16	103	2	3	1
Defined contribution plans	61	58	64	39	44	25	n/a	n/a	n/a
Net Periodic Benefit Cost	175	124	228	67	60	128	2	3	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial (gain) loss	(70)	697	(403)	195	481	(224)	(4)	119	(88)
Prior service credit	—	—	—	(16)	(6)	(14)	(32)	—	—
Amortization of net actuarial loss	(112)	(68)	(181)	(73)	(54)	(77)	(1)	(1)	(2)
Amortization of net prior service credit	2	2	2	(4)	1	—	18	43	43
Curtailment gain	—	—	—	—	2	—	22	n/a	n/a
Total Recognized in Other Comprehensive Income	(180)	631	(582)	102	424	(315)	3	161	(47)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(5)	$755	$(354)	$169	$484	$(187)	$5	$164	$(46)
_______________

(1)
Interest cost includes interest expense on non-TRA obligations of $320, $371 and $349 and interest expense directly allocated to TRA participant accounts of $(25), $182 and $65 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $401, $450 and $431 and actual investment income on TRA assets of $(25), $182 and $65 for the years ended December 31, 2015, 2014 and 2013, respectively.

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $(89) and $5, respectively, excluding amounts that may be recognized through settlement losses. The net actuarial loss and prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $(3) and $5, respectively.
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

Xerox 2015 Annual Report 109

Retiree-Health Plan
In June 2015, we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retire before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax curtailment gain of $22 in the second quarter 2015. The gain represents the recognition of deferred gains from other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees. The amendment is not expected to materially impact future Retiree Health expense.

Plan Assets
Current Allocation
As of the 2015 and 2014 measurement dates, the global pension plan assets were $8.4 billion and $9.2 billion, respectively. These assets were invested among several asset classes.

The following tables presents the defined benefit plans assets measured at fair value and the basis for that measurement:

	December 31, 2015
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$174	$—	$—	$174	6%	$578	$—	$—	$578	10%
Equity Securities:
U.S. large cap	289	—	—	289	10%	170	44	—	214	4%
U.S. mid cap	61	—	—	61	2%	5	—	—	5	—%
U.S. small cap	45	20	—	65	2%	25	—	—	25	—%
International developed	170	75	—	245	9%	800	139	—	939	17%
Emerging markets	119	91	—	210	7%	217	58	—	275	5%
Global Equity	—	—	—	—	—%	4	—	—	4	—%
Total Equity Securities	684	186	—	870	30%	1,221	241	—	1,462	26%
Fixed Income Securities:
U.S. treasury securities	—	222	—	222	8%	—	48	—	48	1%
Debt security issued by government agency	—	156	—	156	5%	3	1,623	—	1,626	30%
Corporate bonds	—	926	—	926	32%	3	741	—	744	14%
Asset backed securities	—	2	—	2	—%	—	1	—	1	—%
Total Fixed Income Securities	—	1,306	—	1,306	45%	6	2,413	—	2,419	45%
Derivatives:
Interest rate contracts	—	(8)	—	(8)	—%	—	90	—	90	2%
Foreign exchange contracts	—	—	—	—	—%	—	(34)	—	(34)	(1)%
Equity contracts	—	—	—	—	—%	—	(51)	—	(51)	(1)%
Other contracts	—	—	—	—	—%	—	4	—	4	—%
Total Derivatives	—	(8)	—	(8)	—%	—	9	—	9	—%
Real estate	42	37	19	98	3%	—	26	280	306	6%
Private equity/venture capital	—	—	499	499	18%	—	—	550	550	10%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	124	124	2%
Other(1)	(103)	17	—	(86)	(2)%	5	50	—	55	1%
Total Fair Value of Plan Assets	$797	$1,538	$518	$2,853	100%	$1,810	$2,739	$954	$5,503	100%

_____________________________

(1)
Other Level 1 assets include net non-financial assets of $(103) U.S. and $5 Non-U.S., such as due to/from broker, interest receivables and accrued expenses. In 2015, the US Plans' Other included plan liabilities of $116 related to unsettled transactions such as purchases or sales of US Treasury securities with settlement dates beyond fiscal year-end.

Xerox 2015 Annual Report 110

	December 31, 2014
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$52	$—	$—	$52	2%	$608	$—	$—	$608	10%
Equity Securities:
U.S. large cap	332	15	—	347	11%	253	52	—	305	5%
U.S. mid cap	73	—	—	73	2%	10	—	—	10	—%
U.S. small cap	52	39	—	91	3%	28	—	—	28	—%
International developed	195	92	—	287	9%	1,065	162	—	1,227	20%
Emerging markets	140	113	—	253	8%	276	69	—	345	6%
Global Equity	2	7	—	9	—%	4	6	—	10	—%
Total Equity Securities	794	266	—	1,060	33%	1,636	289	—	1,925	31%
Fixed Income Securities:
U.S. treasury securities	—	145	—	145	5%	7	26	—	33	1%
Debt security issued by government agency	—	225	—	225	7%	25	1,536	—	1,561	26%
Corporate bonds	—	988	—	988	32%	23	850	—	873	15%
Asset backed securities	—	10	—	10	—%	—	1	—	1	—%
Total Fixed Income Securities	—	1,368	—	1,368	44%	55	2,413	—	2,468	42%
Derivatives:
Interest rate contracts	—	(1)	—	(1)	—%	—	128	—	128	2%
Foreign exchange contracts	—	1	—	1	—%	—	(5)	—	(5)	—%
Equity contracts	—	—	—	—	—%	—	—	—	—	—%
Other contracts	—	—	—	—	—%	—	14	—	14	—%
Total Derivatives	—	—	—	—	—%	—	137	—	137	2%
Real estate	46	39	25	110	4%	—	29	279	308	5%
Private equity/venture capital	—	—	497	497	16%	—	—	499	499	8%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	129	129	2%
Other(1)	(1)	40	—	39	1%	6	8	—	14	—%
Total Fair Value of Plan Assets	$891	$1,713	$522	$3,126	100%	$2,305	$2,876	$907	$6,088	100%

_____________________________

(1)	Other Level 1 assets include net non-financial liabilities of $(1) U.S. and $6 Non-U.S., such as due to/from broker, interest receivables and accrued expenses.

The following tables represents a roll-forward of the defined benefit plans assets measured using significant unobservable inputs (Level 3 assets):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	U.S. Defined Benefit Plans Assets			Non-U.S. Defined Benefit Plans Assets
	Real Estate	Private Equity/Venture Capital	Total	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2013	$29	$451	$480	$269	$212	$135	$616
Purchases	1	44	45	74	279	22	375
Sales	(6)	(59)	(65)	(64)	—	(25)	(89)
Realized (losses) gains	(7)	41	34	20	—	15	35
Unrealized gains (losses)	8	20	28	(1)	38	—	37
Currency translation	—	—	—	(19)	(30)	(18)	(67)
Balance at December 31, 2014	25	497	522	279	499	129	907
Purchases	—	48	48	10	56	22	88
Sales	(16)	(67)	(83)	(7)	—	(21)	(28)
Realized gains (losses)	1	52	53	(1)	—	6	5
Unrealized gains (losses)	9	(31)	(22)	14	21	1	36
Currency translation	—	—	—	(15)	(26)	(13)	(54)
Balance at December 31, 2015	$19	$499	$518	$280	$550	$124	$954

Xerox 2015 Annual Report 111

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
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	34%	29%	33%	34%
Fixed income investments	43%	47%	43%	47%
Real estate	6%	6%	8%	9%
Private equity	9%	10%	9%	6%
Other	8%	8%	7%	4%
Total Investment Strategy	100%	100%	100%	100%

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
Contributions
In 2015, we made cash contributions of $309 ($177 U.S. and $132 Non-U.S.) and $63 to our defined benefit pension plans and retiree health benefit plans, respectively.
In 2016, based on current actuarial calculations, we expect to make contributions of approximately $140 ($25 U.S. and $115 non-U.S.) to our defined benefit pension plans and approximately $70 to our retiree health benefit plans. The 2016 expected pension plan contributions do not include any planned contribution for our domestic tax-qualified defined benefit plans because none are required to meet the minimum funding requirements. However, once the January 1, 2016 actuarial valuations and projected results as of the end of the 2016 measurement year are available, the desirability of making additional contributions will be reassessed. Based on these results, we may voluntarily decide to contribute to these plans.

Xerox 2015 Annual Report 112

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2016	$436	$230	$666	$70
2017	392	239	631	68
2018	340	247	587	67
2019	319	254	573	66
2020	311	270	581	64
Years 2021-2024	1,469	1,411	2,880	296
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.3%	3.3%	3.9%	3.1%	4.8%	4.2%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.7%

	Retiree Health
	2015	2014	2013
Discount rate	4.09%	3.8%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2016		2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.3%	3.3%	3.9%	3.1%	4.8%	4.2%	3.7%	4.0%
Expected return on plan assets	7.5%	4.9%	7.5%	5.2%	7.8%	6.1%	7.8%	6.1%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%

	Retiree Health
	2016	2015	2014	2013
Discount rate	4.09%	3.8%	4.5%	3.6%
_____________________________

Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2026	2023

Xerox 2015 Annual Report 113

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$4	$(4)
Effect on post-retirement benefit obligation	62	(54)
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals (see "Plan Amendments" for additional information) were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $100 in 2015, $102 in 2014 and $89 in 2013.

Note 17 - Income and Other Taxes
Income before income taxes (pre-tax income) was as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic income	$5	$675	$905
Foreign income	407	531	338
Income Before Income Taxes	$412	$1,206	$1,243

(Benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Federal Income Taxes
Current	$(155)	$(3)	$17
Deferred	11	79	66
Foreign Income Taxes
Current	100	115	82
Deferred	14	(16)	36
State Income Taxes
Current	—	34	37
Deferred	7	6	15
Total (Benefit) Provision	$(23)	$215	$253

Xerox 2015 Annual Report 114

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses	4.4%	2.0%	1.5%
Effect of tax law changes	(2.4)%	(4.7)%	(0.6)%
Change in valuation allowance for deferred tax assets	(0.7)%	(1.6)%	0.2%
State taxes, net of federal benefit	0.6%	2.2%	2.7%
Audit and other tax return adjustments	1.2%	(2.9)%	(2.5)%
Tax-exempt income, credits and incentives	(5.6)%	(2.4)%	(4.0)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(37.6)%	(9.6)%	(12.4)%
Other	(0.5)%	(0.2)%	0.5%
Effective Income Tax Rate	(5.6)%	17.8%	20.4%
 ____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

On a consolidated basis, we paid a total of $138, $121 and $155 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2015, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2015	2014	2013
Pre-tax income	$(23)	$215	$253
Discontinued operations(1)	81	6	27
Common shareholders' equity:
Changes in defined benefit plans	59	(408)	318
Stock option and incentive plans, net	(18)	(18)	(13)
Cash flow hedges	15	—	—
Translation adjustments	—	(2)	(9)
Total Income Tax Expense (Benefit)	$114	$(207)	$576
_____________

(1)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
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
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2015, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Xerox 2015 Annual Report 115

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1	$240	$267	$201
Additions related to current year	39	16	60
Additions related to prior years positions	—	10	39
Reductions related to prior years positions	(16)	(35)	(19)
Settlements with taxing authorities(1)	(5)	(10)	—
Reductions related to lapse of statute of limitations	(9)	(6)	(14)
Currency	(2)	(2)	—
Balance at December 31	$247	$240	$267
 _______________

(1)	Majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2015, 2014 and 2013 are $31, $39 and $36, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $15, $17 and $20 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively.
In the U.S., with the exception of ACS, we are no longer subject to U.S. federal income tax examinations for years before 2009. ACS is no longer subject to such examinations for years before 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2007.

Deferred Income Taxes

We have not provided deferred taxes on approximately $9.0 billion of undistributed earnings of foreign subsidiaries and other foreign investments carried at equity at December 31, 2015, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. We do not believe it is practical to calculate the potential deferred tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.

Xerox 2015 Annual Report 116

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2015	2014
Deferred Tax Assets
Research and development	$377	$475
Post-retirement medical benefits	311	341
Net operating losses	415	531
Operating reserves, accruals and deferrals	351	318
Tax credit carryforwards	678	579
Deferred compensation	247	286
Pension	563	672
Other	138	177
Subtotal	3,080	3,379
Valuation allowance	(410)	(538)
Total	$2,670	$2,841

Deferred Tax Liabilities
Unearned income and installment sales	$928	$883
Intangibles and goodwill	972	1,161
Other	116	160
Total	$2,016	$2,204

Total Deferred Taxes, Net	$654	$637
As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, we early adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Adoption of this update resulted in a reclassification of our net current deferred tax asset and liabilities to the net non-current deferred tax asset and liabilities in our Consolidated Balance Sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was a decrease of $128 and $76, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2015, we had tax credit carryforwards of $678 available to offset future income taxes, of which $97 are available to carryforward indefinitely while the remaining $581 will expire 2016 through 2036 if not utilized. We also had net operating loss carryforwards for income tax purposes of $1.1 billion that will expire 2016 through 2036, if not utilized, and $1.6 billion available to offset future taxable income indefinitely.

Xerox 2015 Annual Report 117

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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2015, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2015, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $577 with the decrease from December 31, 2014 balance of approximately $817, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $577, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2015 we had $71 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $14 and additional letters of credit and surety bonds of approximately $129 and $80,respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2015 Annual Report 118

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

Other Matters:
On January 5, 2016, the Consumer Financial Protection Bureau (CFPB) notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when the Company, through XES, received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain state’s attorney general offices and other regulatory agencies, began similar reviews. The Company has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response. The Company cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor is the Company able to predict the likely outcome of the investigations into this matter.
Guarantees, Indemnifications and Warranty Liabilities
Indemnifications Provided as Part of Contracts and Agreements
Acquisitions/Divestitures:
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. In addition, we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated and/or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.
Other Agreements:
We are also party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:

•	Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.

Xerox 2015 Annual Report 119

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2015 were $22, $25 and $28, respectively. Total product warranty liabilities as of December 31, 2015 and 2014 were $9 and $11, respectively.
Other Contingencies
We have issued or provided the following guarantees as of December 31, 2015:

•
$784 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$362 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

Xerox 2015 Annual Report 120

We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At December 31, 2015, we serviced a FFEL portfolio of approximately 1.9 million loans with an outstanding principal balance of approximately $28.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2015, other current liabilities include reserves which we believe to be adequate. At December 31, 2015, other current liabilities include reserves of approximately $4 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.

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
Note 20 – Shareholders’ Equity
Preferred Stock
As of December 31, 2015, we had one class of preferred stock outstanding. See Note 19 - Preferred Stock for further information. We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share.
Common Stock
We have 1.75 billion authorized shares of common stock, $1.00 par value per share. At December 31, 2015, 102 million shares were reserved for issuance under our incentive compensation plans, 48 million shares were reserved for debt to equity exchanges and 27 million shares were reserved for conversion of the Series A convertible preferred stock.
Treasury Stock
We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholder's equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to our share repurchase programs from their inception in October 2005 through December 31, 2015 (shares in thousands):

Xerox 2015 Annual Report 121

Authorized share repurchase programs	$8,000
Share repurchase cost	$7,755
Share repurchase fees	$12
Number of shares repurchased	695,230
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, approximately $245 million of that authority remained available as of December 31, 2015.

The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2012	1,238,696	14,924
Stock based compensation plans, net	28,731	—
Acquisition of Treasury stock	—	65,179
Cancellation of Treasury stock	(58,102)	(58,102)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2013	1,210,321	22,001
Stock based compensation plans, net	13,965	—
Acquisition of Treasury stock	—	86,536
Cancellation of Treasury stock	(100,928)	(100,928)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2014	1,124,354	7,609
Stock based compensation plans, net	11,292	—
Acquisition of Treasury stock	—	115,201
Cancellation of Treasury stock	(122,810)	(122,810)
Balance at December 31, 2015	1,012,836	—
Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and non-qualified stock options. We grant stock-based awards in order to continue to attract and retain employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2015 and 2014, 43 million and 50 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense, pre-tax	$46	$91	$90
Income tax benefit recognized in earnings	17	35	34
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

Xerox 2015 Annual Report 122

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
In 2015, the maximum overachievement that can be earned was changed to 100% (from 50%) for officers and selected executives. All other terms of the awards remain unchanged.
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
There were 3,119 thousand and 6,115 thousand ACS options outstanding at December 31, 2015 and 2014, respectively. The ACS options at December 31, 2015 generally expire within the next 2 years.
Summary of Stock-based Compensation Activity

	2015		2014		2013
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	12,197	$9.50	19,079	$9.62	30,414	$9.19
Granted	798	11.08	926	12.30	610	9.09
Vested	(10,191)	7.86	(6,934)	10.33	(9,992)	8.43
Cancelled	(414)	9.27	(874)	8.55	(1,953)	8.77
Outstanding at December 31	2,390	11.05	12,197	9.50	19,079	9.62

Performance Shares
Outstanding at January 1	20,721	$11.36	8,058	$9.15	14,536	$8.74
Granted	9,470	10.68	16,967	12.28	1,839	7.97
Vested	(3,268)	7.90	(2,404)	10.68	(6,817)	8.03
Cancelled	(3,717)	10.74	(1,900)	11.07	(1,500)	8.82
Outstanding at December 31	23,206	11.67	20,721	11.36	8,058	9.15

Stock Options
Outstanding at January 1	6,115	$7.00	14,199	$6.95	33,732	$6.86
Granted	—	—	—	—	—	—
Canceled/expired	(405)	7.43	(215)	6.95	(1,298)	6.53
Exercised	(2,591)	7.09	(7,869)	6.92	(18,235)	6.82
Outstanding at December 31	3,119	6.87	6,115	7.00	14,199	6.95
Exercisable at December 31	3,119	6.87	6,115	7.00	12,164	7.06

In 2013, we deferred the annual grant of RSUs and PSs from July 1, 2013 to January 1, 2014. RSUs granted in 2013 represent off-cycle awards while PSs granted in 2013 represent over-achievement shares associated with the 2010 PSs grant, which vested in 2013. On January 1, 2014, we granted 8,395 thousand PSs with a grant date fair value of $12.17 per share (the deferral of the 2013 annual grant) and on July 1, 2014, we granted 8,518 thousand PSs with a grant date fair value of $12.38 per share (the 2014 annual grant).

Xerox 2015 Annual Report 123

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2015 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$10	2.0
Performance Shares	82	1.9
Total	$92
The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows:

Awards	December 31, 2015
Restricted Stock Units	$25
Performance Shares	247
Information related to stock options outstanding and exercisable at December 31, 2015 was as follows:

	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$12	$12
Weighted-average remaining contractual life (years)	2.15	2.15
The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards was as follows:

	December 31, 2015			December 31, 2014			December 31, 2013
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$109	$—	$33	$85	$—	$26	$91	$—	$30
Performance Shares	35	—	12	30	—	10	62	—	22
Stock Options	14	19	5	42	55	15	51	124	19

Xerox 2015 Annual Report 124

Note 21 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Year Ended December 31,
	2015		2014		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(660)	$(660)	$(736)	$(734)	$(194)	$(185)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges gains (losses)	13	12	(20)	(10)	(126)	(89)
Changes in cash flow hedges reclassed to earnings(1)	28	13	36	26	123	86
Other (losses) gains	(3)	(2)	(1)	(1)	3	3
Net Unrealized Gains	38	23	15	15	—	—

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(73)	(86)	(1,291)	(861)	729	483
Prior service amortization/curtailment(2)	(38)	(23)	(46)	(29)	(45)	(29)
Actuarial loss amortization/settlement(2)	186	126	121	83	260	172
Fuji Xerox changes in defined benefit plans, net(3)	21	21	40	40	23	23
Other gains (losses)(4)	116	115	106	105	(17)	(17)
Changes in Defined Benefit Plans Gains (Losses)	212	153	(1,070)	(662)	950	632

Other Comprehensive (Loss) Income	(410)	(484)	(1,791)	(1,381)	756	447
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(1)
Other Comprehensive (Loss) Income Attributable to Xerox	$(409)	$(483)	$(1,790)	$(1,380)	$757	$448
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2015	2014	2013
Cumulative translation adjustments	$(2,402)	$(1,743)	$(1,010)
Other unrealized gains (losses), net	1	(22)	(37)
Benefit plans net actuarial losses and prior service credits(1)	(2,241)	(2,394)	(1,732)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,642)	$(4,159)	$(2,779)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2015 Annual Report 125

Note 22 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$552	$1,128	$1,139
Accrued dividends on preferred stock	(24)	(24)	(24)
Net Income From Continuing Operations Available to Common Shareholders	$528	$1,104	$1,115
Net (loss) income from discontinued operations attributable to Xerox	(78)	(115)	20
Adjusted Net Income Available to Common Shareholders	$450	$989	$1,135
Weighted-average common shares outstanding	1,064,526	1,154,365	1,225,486
Basic Earnings (Loss) per Share:
Continuing operations	$0.50	$0.96	$0.91
Discontinued operations	(0.08)	(0.10)	0.02
Basic Earnings per Share	$0.42	$0.86	$0.93

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$552	$1,128	$1,139
Accrued dividends on preferred stock	(24)	—	—
Interest on Convertible Securities, net	—	—	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$528	$1,128	$1,140
Net (loss) income from discontinued operations attributable to Xerox	(78)	(115)	20
Adjusted Net Income Available to Common Shareholders	$450	$1,013	$1,160
Weighted-average common shares outstanding	1,064,526	1,154,365	1,225,486
Common shares issuable with respect to:
Stock options	1,294	2,976	5,401
Restricted stock and performance shares	10,404	14,256	13,931
Convertible preferred stock	—	26,966	26,966
Convertible securities	—	—	1,743
Adjusted Weighted Average Common Shares Outstanding	1,076,224	1,198,563	1,273,527

Diluted Earnings (Loss) per Share:
Continuing operations	$0.49	$0.94	$0.89
Discontinued operations	(0.07)	(0.09)	0.02
Diluted Earnings per Share	$0.42	$0.85	$0.91

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	1,825	3,139	8,798
Restricted stock and performance shares	17,607	17,987	12,411
Convertible preferred stock	26,966	—	—
Total Securities	46,398	21,126	21,209

Dividends per Common Share	$0.28	$0.25	$0.23

Xerox 2015 Annual Report 126

Note 23 – Subsequent Event

Planned Company Separation

On January 29, 2016, Xerox announced that its Board of Directors had approved management’s plan to separate the Company's Business Process Outsourcing business from its Document Technology and Document Outsourcing business. Each of the businesses will operate as an independent, publicly-traded company. Leadership and names of the two companies will be determined as the process progresses. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.

Xerox will begin the process to separate while we finalize the transaction structure. Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 filing with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing, and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company.

Xerox 2015 Annual Report 127

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Revenues	$4,469	$4,590	$4,333	$4,653	$18,045
Costs and Expenses	4,268	4,516	4,506	4,343	17,633
Income (Loss) before Income Taxes and Equity Income	201	74	(173)	310	412
Income tax expense (benefit)	39	(9)	(105)	52	(23)
Equity in net income of unconsolidated affiliates	34	29	40	32	135
Income (Loss) from Continuing Operations	196	112	(28)	290	570
Income (loss) from discontinued operations, net of tax	34	(95)	(3)	(14)	(78)
Net Income (Loss)	230	17	(31)	276	492
Less: Net income - noncontrolling interests	5	5	3	5	18
Net Income (Loss) Attributable to Xerox	$225	$12	$(34)	$271	$474

Basic Earnings (Loss) per Share(2):
Continuing operations	$0.17	$0.09	$(0.04)	$0.28	0.50
Discontinued operations	0.03	(0.08)	—	(0.02)	(0.08)
Total Basic Earnings (Loss) per Share	$0.20	$0.01	$(0.04)	$0.26	$0.42

Diluted Earnings (Loss) per Share(2):
Continuing operations	$0.16	$0.09	$(0.04)	$0.27	0.49
Discontinued operations	0.03	(0.08)	—	(0.01)	(0.07)
Total Diluted Earnings (Loss) per Share	$0.19	$0.01	$(0.04)	$0.26	$0.42

2014 (1)
Revenues	$4,771	$4,941	$4,795	$5,033	$19,540
Costs and Expenses	4,500	4,640	4,509	4,685	18,334
Income before Income Taxes and Equity Income	271	301	286	348	1,206
Income tax expense	42	73	66	34	215
Equity in net income of unconsolidated affiliates	42	33	44	41	160
Income from Continuing Operations	271	261	264	355	1,151
Income (loss) from discontinued operations, net of tax	15	11	8	(149)	(115)
Net Income	286	272	272	206	1,036
Less: Net income - noncontrolling interests	5	6	6	6	23
Net Income Attributable to Xerox	$281	$266	$266	$200	$1,013

Basic Earnings per Share(2):
Continuing operations	$0.22	$0.21	$0.22	$0.30	$0.96
Discontinued operations	0.01	0.01	0.01	(0.13)	(0.10)
Total Basic Earnings per Share:	$0.23	$0.22	$0.23	$0.17	$0.86

Diluted Earnings per Share(2):
Continuing operations	$0.22	$0.21	$0.21	$0.30	$0.94
Discontinued operations	0.01	0.01	0.01	(0.13)	(0.09)
Total Diluted Earnings per Share	$0.23	$0.22	$0.22	$0.17	$0.85
 _________________

(1)
Fourth Quarter and Full Year 2014 were revised for a deferred tax liability adjustment related to a change in tax law. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2015 Annual Report 128

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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

Xerox 2015 Annual Report 129

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2016 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 2016. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2015.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2016 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2016 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2016 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Ursula M. Burns*	57	Chairman of the Board and Chief Executive Officer	2010	1997
James A. Firestone	61	Executive Vice President; President, Corporate Strategy & Asia Operations	2014	1998
Jeffrey Jacobson	56	Executive Vice President; President, Technology Business	2014	2012
Leslie F. Varon	59	Vice President and Interim Chief Financial Officer	2015	2001
Don H. Liu	54	Executive Vice President, General Counsel and Secretary	2007	2007
Robert K. Zapfel	60	Executive Vice President; President, Services Business	2014	2014
Darrell L. Ford	51	Senior Vice President, Chief Human Resources Officer	2015	2015
Herve Tessler	52	Senior Vice President, President, Corporate Operations	2014	2010
Joseph H. Mancini, Jr.	57	Vice President and Chief Accounting Officer	2013	2010

*	Member of Xerox Board of Directors
Each officer named above, with the exception of Jeffrey Jacobson, Robert Zapfel and Darrell L. Ford, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.
Prior to joining Xerox in 2012, Mr. Jacobson was the Chairman, President and CEO of Presstek, Inc. from 2007 to 2012. Prior to that, he was a Corporate Vice President and the Chief Operating Officer - Graphic Communications Group, of the Eastman Kodak Company from 2005 to 2007 and before that held various senior leadership positions with Kodak Polychrome Graphics from 1998 to 2005.

Xerox 2015 Annual Report 130

Prior to joining Xerox in 2014, Mr. Zapfel was General Manager, North America, Global Technology Services, at International Business Machines Corp. (IBM) from 2011 to 2013. Mr. Zapfel is a 35-year veteran of IBM who held a host of senior leadership positions in Services, including head of IBM’s Global Technology Services business for the Americas, head of its Global Delivery organization, and head of Strategy. He also ran the Travel and Transportation and Financial Services verticals, as well as the services operations in Latin America. In addition, he ran IBM’s global financing unit.
Mr. Ford joined Xerox from Advanced Micro Devices (AMD), where he was Senior Vice President and Chief Human Resources Officer since 2012. Prior to joining AMD, Mr. Ford was Vice President, Human Resources for the Retail and Lubricants divisions at Shell Oil. He joined Shell in 2008 from Honeywell International, where he served as Vice President of Corporate Human Resources and led the Center for Organizational Effectiveness. Before Honeywell, Mr. Ford held various leadership positions at AT&T between1997 and 2002.
ITEM 11. EXECUTIVE COMPENSATION
The information included under the following captions under “Proposal 1-Election of Directors” in our 2016 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2015”, “Outstanding Equity Awards at 2015 Fiscal Year-End”, “Option Exercises and Stock Vested in 2015”, “Pension Benefits for the 2015 Fiscal Year”, “Nonqualified Deferred Compensation for the 2015 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2016 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2016 definitive Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2016 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2016 definitive Proxy Statement.
ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2016 definitive Proxy Statement.

Xerox 2015 Annual Report 131

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2015;

▪	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2015;

▪	Consolidated Balance Sheets as of December 31, 2015 and 2014;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2015;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2015; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2016 Proxy Statement or to our directors are preceded by an asterisk (*).

Xerox 2015 Annual Report 132

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/s/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 19, 2016

Signature	Title
Principal Executive Officer:
/S/ URSULA M. BURNS	Chairman of the Board, Chief Executive Officer and Director
Ursula M. Burns
Principal Financial Officer:
/S/ LESLIE F. VARON	Vice President and Interim Chief Financial Officer
Leslie F. Varon
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.
/S/ RICHARD J. HARRINGTON	Director
Richard J. Harrington
/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter
/s/ ROBERT J. KEEGAN	Director
Robert J. Keegan
/S/ CHARLES PRINCE	Director
Charles Prince
/S/ ANN N. REESE	Director
Ann N. Reese
/S/ STEPHEN RUSCKOWSKI	Director
Stephen Rusckowski
/s/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker

Xerox 2015 Annual Report 133

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2015

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2015 Allowance for Losses:
Accounts Receivable	$88	$25	$5	$(38)	$80
Finance Receivables	131	28	—	(41)	118
	$219	$53	$5	$(79)	$198

2014 Allowance for Losses:
Accounts Receivable	$112	$20	$(3)	$(41)	$88
Finance Receivables	154	33	3	(59)	131
	$266	$53	$—	$(100)	$219

2013 Allowance for Losses:
Accounts Receivable	$108	$39	$(2)	$(33)	$112
Finance Receivables	170	81	5	(102)	154
	$278	$120	$3	$(135)	$266
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

Xerox 2015 Annual Report 134

INDEX OF EXHIBITS
Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
3(b)	By-Laws of Registrant as amended through December 4, 2015.
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
4(e)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

Xerox 2015 Annual Report 135

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2016 Proxy Statement or to our directors are preceded by an asterisk (*).

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
*10(e)(2)	Annual Performance Incentive Plan for 2013.
Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(3)	Performance Elements for 2013 Executive Long-Term Incentive Program ("2013 ELTIP").
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(4)	Form of Executive Long-Term Incentive Award under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(5)	Form of Executive Long-Term Incentive Program Award Summary under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(6)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2013 ELTIP.
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(7)	Form of Restricted Stock Unit Retention Award under 2013 ELTIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(8)	Amendment No. 1 dated as of December 11, 2013 to 2012 PIP.
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(9)	Annual Performance Incentive Plan for 2014.

Xerox 2015 Annual Report 136

Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(10)	Performance Elements for 2014 Executive Long-Term Incentive Plan.
Incorporated by reference to Exhibit 10(e)(25) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(11)	Form of Award Agreement under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(12)	Form of Award Summary under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(27) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(13)	Form of Award Agreement under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(28) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(14)	Form of Award Summary under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(15)	Annual Performance Incentive Plan for 2015 (“2015 APIP”)
*10(e)(16)	Performance Elements for 2015 Executive Long-Term Incentive Program ("2015 ELTIP")
Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(17)	Form of Award Agreement under 2015 ELTIP (Performance Shares)
Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(18)	Form of Award Agreement under 2015 ELTIP (Retention Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(19)	Annual Performance Incentive Plan for 2016 (“2016 APIP”)
*10(e)(20)	Performance Elements for 2016 Executive Long-Term Incentive Program
*10(e)(21)	Form of Award Agreement under 2016 ELTIP (Performance Shares)
*10(e)(22)	Form of Award Agreement under 2016 ELTIP (Restricted Stock Units)
*10(e)(23)	Form of Award Agreement under 2016 ELTIP (Retention Restricted Stock Units)
*10(e)(24)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units)
*10(f)	Letter Agreement dated March 19, 2014 between Registrant and Robert K. Zapfel, Executive Vice President and President, Services of Registrant.
Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File Number 001-04471.
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

Xerox 2015 Annual Report 137

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
*10(q)	Letter Agreement dated March 25, 2013 between Registrant and Kathryn A. Mikells, Executive Vice President and Chief Financial Officer of Registrant.
Incorporated by reference to Exhibit 10(f) to Registrant's Current Report on Form 8-K dated March 26, 2013. See SEC File Number 001-04471.
*10(r)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
10(s)
Agreement dated January 28, 2016 between the Icahn Group and Registrant re: separation of Registrant’s Business Process Outsourcing business and voting at Registrant’s 2016 annual meeting of shareholders.

Incorporated by reference to Exhibit 10(s) to Registrant’s Current Report on Form 8-K dated January 28, 2016. See SEC File Number 001-04471.

Xerox 2015 Annual Report 138

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

Xerox 2015 Annual Report 139