Form 10-Q
period 2016-03-31
XEROX CORP
filed 2016-04-29
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2016
Common Stock, $1 par value	1,013,002,305 shares

Xerox 2016 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; the possibility that the proposed separation of the Business Process Outsourcing (BPO) business from the Document Technology and Document Outsourcing business will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to our business in connection with the proposed separation; the potential that BPO and Document Technology and Document Outsourcing do not realize all of the expected benefits of the separation, and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2016 Form 10-Q

XEROX CORPORATION
FORM 10-Q
March 31, 2016

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2016 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2016	2015
Revenues
Sales	$1,021	$1,126
Outsourcing, maintenance and rentals	3,177	3,253
Financing	83	90
Total Revenues	4,281	4,469
Costs and Expenses
Cost of sales	624	674
Cost of outsourcing, maintenance and rentals	2,344	2,368
Cost of financing	33	33
Research, development and engineering expenses	134	141
Selling, administrative and general expenses	882	915
Restructuring and related costs	126	14
Amortization of intangible assets	89	77
Separation costs	8	—
Other expenses, net	57	46
Total Costs and Expenses	4,297	4,268
(Loss) Income before Income Taxes and Equity Income	(16)	201
Income tax (benefit) expense	(15)	39
Equity in net income of unconsolidated affiliates	37	34
Income from Continuing Operations	36	196
Income from discontinued operations, net of tax	—	34
Net Income	36	230
Less: Net income attributable to noncontrolling interests	2	5
Net Income Attributable to Xerox	$34	$225

Amounts Attributable to Xerox:
Net income from continuing operations	$34	$191
Net income from discontinued operations	—	34
Net Income Attributable to Xerox	$34	$225

Basic Earnings per Share:
Continuing operations	$0.03	$0.17
Discontinued operations	—	0.03
Total Basic Earnings per Share	$0.03	$0.20
Diluted Earnings per Share:
Continuing operations	$0.03	$0.16
Discontinued operations	—	0.03
Total Diluted Earnings per Share	$0.03	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$36	$230
Less: Net income attributable to noncontrolling interests	2	5
Net Income Attributable to Xerox	34	225

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	191	(509)
Unrealized gains, net	9	29
Changes in defined benefit plans, net	(112)	98
Other Comprehensive Income (Loss), Net	88	(382)
Less: Other comprehensive loss, net attributable to noncontrolling interests	—	(1)
Other Comprehensive Income (Loss), Net Attributable to Xerox	88	(381)

Comprehensive Income (Loss), Net	124	(152)
Less: Comprehensive income, net attributable to noncontrolling interests	2	4
Comprehensive Income (Loss), Net Attributable to Xerox	$122	$(156)

(1) Refer to Note 15 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,189	$1,368
Accounts receivable, net	2,456	2,319
Billed portion of finance receivables, net	100	97
Finance receivables, net	1,307	1,315
Inventories	1,034	942
Other current assets	722	644
Total current assets	6,808	6,685
Finance receivables due after one year, net	2,565	2,576
Equipment on operating leases, net	489	495
Land, buildings and equipment, net	1,000	996
Investments in affiliates, at equity	1,432	1,389
Intangible assets, net	1,684	1,765
Goodwill	8,814	8,823
Other long-term assets	2,065	2,060
Total Assets	$24,857	$24,789
Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,029	$985
Accounts payable	1,445	1,614
Accrued compensation and benefits costs	710	651
Unearned income	421	428
Other current liabilities	1,541	1,576
Total current liabilities	6,146	5,254
Long-term debt	5,359	6,354
Pension and other benefit liabilities	2,617	2,513
Post-retirement medical benefits	792	785
Other long-term liabilities	431	417
Total Liabilities	15,345	15,323

Commitments and Contingencies (See Note 17)
Series A Convertible Preferred Stock	349	349

Common stock	1,013	1,013
Additional paid-in capital	3,032	3,017
Retained earnings	9,635	9,686
Accumulated other comprehensive loss	(4,554)	(4,642)
Xerox shareholders’ equity	9,126	9,074
Noncontrolling interests	37	43
Total Equity	9,163	9,117
Total Liabilities and Equity	$24,857	$24,789

Shares of common stock issued and outstanding	1,013,002	1,012,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$36	$230
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	290	296
Provision for receivables	15	18
Provision for inventory	9	6
Net gain on sales of businesses and assets	(20)	(12)
Undistributed equity in net income of unconsolidated affiliates	(37)	(31)
Stock-based compensation	14	22
Restructuring and asset impairment charges	123	14
Payments for restructurings	(28)	(31)
Defined benefit pension cost	43	41
Contributions to defined benefit pension plans	(36)	(41)
Increase in accounts receivable and billed portion of finance receivables	(185)	(239)
Collections of deferred proceeds from sales of receivables	59	72
Increase in inventories	(99)	(126)
Increase in equipment on operating leases	(62)	(70)
Decrease in finance receivables	64	72
Collections on beneficial interest from sales of finance receivables	8	15
Increase in other current and long-term assets	(59)	(71)
Decrease in accounts payable and accrued compensation	(147)	(58)
Decrease in other current and long-term liabilities	(67)	(26)
Other operating, net	54	32
Net cash (used in) provided by operating activities	(25)	113
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(50)	(75)
Proceeds from sales of land, buildings and equipment	19	16
Cost of additions to internal use software	(22)	(20)
Proceeds from sale of businesses	(56)	3
Acquisitions, net of cash acquired	(18)	(28)
Other investing, net	2	6
Net cash used in investing activities	(125)	(98)
Cash Flows from Financing Activities:
Net proceeds on short-term debt	749	204
Proceeds from issuance of long-term debt	4	663
Payments on long-term debt	(708)	(1,017)
Common stock dividends	(71)	(70)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	1	10
Excess tax benefits from stock-based compensation	—	2
Payments to acquire treasury stock, including fees	—	(216)
Repurchases related to stock-based compensation	—	(1)
Distributions to noncontrolling interests	(11)	(54)
Net cash used in financing activities	(42)	(485)
Effect of exchange rate changes on cash and cash equivalents	13	(69)
Decrease in cash and cash equivalents	(179)	(539)
Cash and cash equivalents at beginning of period	1,368	1,411
Cash and Cash Equivalents at End of Period	$1,189	$872
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2015 Annual Report on Form 10-K (2015 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2015 Annual Report.
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

Planned Company Separation
On January 29, 2016, Xerox announced that its Board of Directors approved management’s plan to separate the Company's Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing business. Each of the businesses will operate as an independent, publicly-traded company. Leadership and names of the two companies will be determined as the separation process progresses. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees.

In conjunction with the separation, Xerox also began a three-year strategic transformation program targeting a cumulative $2.4 billion of savings across all segments. The program is inclusive of ongoing activities and $600 of incremental transformation initiatives.

Xerox 2016 Form 10-Q

Note 2 – Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). ASU 2016-08 provides additional guidance on topics addressed in ASU 2014-09. We will adopt this standard beginning January 1, 2018, and we will use the cumulative catch-up transition method. We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.
Equity Method Accounting
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. This update is effective for our fiscal year beginning January 1, 2017 with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
Financial Instruments - Classification and Measurement
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. This update is effective for our fiscal year beginning January 1, 2018. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
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

Xerox 2016 Form 10-Q

adjusted. The current requirement that deferred tax liabilities and assets of a tax-paying component (jurisdiction) of an entity be offset and presented as a single amount is not affected by this update.
Interest
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. All of our debt issuance costs were reported as deferred charges in Other long-term assets and were $32 at December 31, 2015, $4 of which is related to our credit agreement. Upon adoption of this update effective January 1, 2016, we reclassified $28 of debt issuance costs to long-term debt. Prior periods were retroactively revised. The costs associated with our credit agreement will continue to be reported as a deferred charge in Other long-term assets. The adoption of this standard is not expected to have any effect on our financial condition, results of operations or cash flows.
Other Updates
In 2016 and 2015, the FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows when adopted in future periods. Those updates are as follows:

•	Derivatives and Hedging: ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•
Derivatives and Hedging: ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which is effective for our fiscal year beginning January 1, 2017 with early adoption permitted.

•	Business Combinations: ASU 2015-16, Accounting for Measurement Period Adjustments in a Business Combination, which was effective for our fiscal year beginning January 1, 2016.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017.

•
Intangibles - Goodwill and Other - Internal Use Software: ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which was effective for our fiscal year beginning January 1, 2016.

•	Consolidation: ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which was effective for our fiscal year beginning January 1, 2016.

•
Derivatives and Hedging: ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which was effective for our fiscal year beginning January 1, 2016.

•
Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which was effective for our fiscal year beginning January 1, 2016.

•
Stock Compensation: ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, which was effective for our fiscal year beginning January 1, 2016.

Xerox 2016 Form 10-Q

Note 3 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Document Technology. Our Services segment operations involve delivery of business process and document outsourcing services for a broad range of customers from small businesses to large global enterprises. Our Document Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
In the first quarter of 2016, we revised our segment reporting to reflect the following changes:

•
The transfer of the Education/Student Loan business from the Services segment to Other as a result of the expected continued run-off of this business. The business does not meet the threshold for separate segment reporting.

•	The exclusion of the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit.

Prior year amounts were accordingly revised to reflect these changes.
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

Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing revenues, Global Imaging Systems (GIS) network integration solutions, Education/Student Loan business, electronic presentation systems and non-allocated corporate items including non-financing interest and other items included in Other expenses, net.

Xerox 2016 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2016
Services	$2,482	$190
Document Technology	1,639	167
Other	160	(66)
Total	$4,281	$291
2015
Services	$2,467	$187
Document Technology	1,830	232
Other	172	(47)
Total	$4,469	$372

	Three Months Ended March 31,
Reconciliation to Pre-tax (Loss) Income	2016	2015
Segment Profit	$291	$372
Reconciling items:
Restructuring and related costs(1)	(127)	(18)
Restructuring charges of Fuji Xerox	—	(1)
Amortization of intangible assets	(89)	(77)
Non-service retirement-related costs(2)	(46)	(42)
Equity in net income of unconsolidated affiliates	(37)	(34)
Separation costs(3)	(8)	—
Other	—	1
Pre-tax (Loss) Income	$(16)	$201
__________________________

(1)
Includes Restructuring and related costs of $126 and $14, and business transformation costs of $1 and $4, for the three months ended March 31, 2016 and 2015, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

(2)	Represents the non-service elements of our defined-benefit pension and retiree-health plan costs. Refer to Note 13 - Employee Benefit Plans for details regarding these elements.

(3)
Separation costs are expenses incurred in connection with Xerox's planned separation into two independent, publicly-traded companies. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services.

Note 4 – Divestitures
Information Technology Outsourcing (ITO)
In 2014, we announced an agreement to sell our ITO business to Atos SE (Atos). As a result of this agreement, we reported the ITO business as held for sale and a discontinued operation up through its date of sale, which was completed on June 30, 2015.
In February 2016, we reached an agreement with Atos on the final adjustments to the closing balance of net assets sold as well as the settlement of certain indemnifications and recorded an additional pre-tax loss on the disposal in 2015 of $24 ($14 after-tax). This additional loss was recorded in the 2015 financial statements because the agreement with Atos was reached before the financial statements had been issued, accordingly no adjustment was required in 2016. In the first quarter 2016, we paid Atos approximately $52, representing a $28 adjustment to the final sales price as a result of this agreement and a payment of $24 due from closing. The payment is reflected in Investing cash flows as an adjustment of the sales proceeds.

Xerox 2016 Form 10-Q

Other Discontinued Operations
There were no Discontinued Operations as of March 31, 2016. Summarized financial information for our Discontinued Operations for the three months ended of March 31, 2015 was as follows:

	Three Months Ended March 31, 2015
	ITO	Other	Total
Revenues	$311	$—	$311
Income from operations (1)	61	—	61
Loss on disposal	(4)	—	(4)
Net income before income taxes	$57	$—	$57
Income tax expense	(23)	—	(23)
Income from discontinued operations, net of tax	$34	$—	$34
(1) ITO Income from operations for first quarter 2015 excludes approximately $39 of depreciation and amortization expense (including $7 of intangible amortization) since the business was held for sale.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2016	December 31, 2015
Amounts billed or billable	$2,225	$2,110
Unbilled amounts	312	289
Allowance for doubtful accounts	(81)	(80)
Accounts Receivable, Net	$2,456	$2,319

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at March 31, 2016 and December 31, 2015 were approximately $881 and $849, respectively.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience, as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third parties certain accounts receivable without recourse. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days.
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances, a portion of the sales proceeds is held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets and were $73 and $61 at March 31, 2016 and December 31, 2015, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2016 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $657 and $660 remained uncollected as of March 31, 2016 and December 31, 2015, respectively.
Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2016	2015
Accounts receivable sales	$680	$602
Deferred proceeds	71	62
Loss on sales of accounts receivable	4	3
Estimated (decrease) increase to operating cash flows(1)	(23)	17
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
The principal value of finance receivables derecognized from our balance sheet was $196 and $238 (sales value of approximately $204 and $256) at March 31, 2016 and December 31, 2015, respectively.

Summary
The lease portfolios transferred and sold were from our Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $32 and $38 at March 31, 2016 and December 31, 2015, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $23 and $30 at March 31, 2016 and December 31, 2015, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended March 31,
	2016	2015
Impact from prior sales of finance receivables(1)	$(59)	$(105)
Collections on beneficial interest	10	18
Estimated Decrease to Operating Cash Flows	$(49)	$(87)
____________________________
(1)     Represents cash that would have been collected had we not sold finance receivables.

Xerox 2016 Form 10-Q

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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Finance receivables as of March 31, 2016 collectively evaluated for impairment(4)	$2,157	$387	$1,491	$63	$4,098

Balance at December 31, 2014(1)	$51	$20	$58	$2	$131
Provision	4	1	5	1	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(3)	—	—	(6)	—	(6)
Balance at March 31, 2015	$55	$18	$56	$2	$131
Finance receivables as of March 31, 2015 collectively evaluated for impairment((1),4)	$2,044	$386	$1,606	$83	$4,119
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $126 and $131 at March 31, 2016 and 2015, respectively.
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

•
Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade status when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are approximately 10%.

Xerox 2016 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2016				December 31, 2015(4)
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$188	$305	$97	$590	$195	$285	$91	$571
Government and education	560	50	5	615	575	48	7	630
Graphic arts	143	96	124	363	145	92	127	364
Industrial	87	61	23	171	89	62	22	173
Healthcare	85	50	18	153	90	46	19	155
Other	106	106	53	265	121	107	53	281
Total United States	1,169	668	320	2,157	1,215	640	319	2,174
Finance and other services	58	40	9	107	55	35	9	99
Government and education	58	7	1	66	59	7	2	68
Graphic arts	46	40	23	109	45	35	21	101
Industrial	23	12	3	38	23	12	3	38
Other	37	26	4	67	33	23	3	59
Total Canada	222	125	40	387	215	112	38	365
France	204	209	100	513	203	207	101	511
U.K./Ireland	225	85	1	311	235	91	3	329
Central(1)	208	184	25	417	206	186	25	417
Southern(2)	34	140	16	190	36	138	17	191
Nordics(3)	33	25	2	60	24	35	2	61
Total Europe	704	643	144	1,491	704	657	148	1,509
Other	42	19	2	63	41	16	1	58
Total	$2,137	$1,455	$506	$4,098	$2,175	$1,425	$506	$4,106
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$10	$2	$2	$14	$576	$590	$14
Government and education	13	2	4	19	596	615	32
Graphic arts	11	3	1	15	348	363	7
Industrial	4	1	1	6	165	171	9
Healthcare	3	1	1	5	148	153	6
Other	16	2	1	19	246	265	7
Total United States	57	11	10	78	2,079	2,157	75
Canada	4	1	—	5	382	387	10
France	—	—	—	—	513	513	26
U.K./Ireland	2	—	—	2	309	311	1
Central(1)	4	1	1	6	411	417	7
Southern(2)	7	2	3	12	178	190	11
Nordics(3)	2	—	—	2	58	60	3
Total Europe	15	3	4	22	1,469	1,491	48
Other	3	—	—	3	60	63	—
Total	$79	$15	$14	$108	$3,990	$4,098	$133

	December 31, 2015(4)
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$10	$2	$2	$14	$557	$571	$14
Government and education	12	1	4	17	613	630	37
Graphic arts	12	2	1	15	349	364	8
Industrial	5	1	1	7	166	173	7
Healthcare	4	1	1	6	149	155	9
Other	14	2	2	18	263	281	7
Total United States	57	9	11	77	2,097	2,174	82
Canada	3	—	—	3	362	365	9
France	—	—	—	—	511	511	25
U.K./Ireland	1	—	—	1	328	329	1
Central(1)	3	1	1	5	412	417	7
Southern(2)	8	2	3	13	178	191	10
Nordics(3)	1	—	—	1	60	61	4
Total Europe	13	3	4	20	1,489	1,509	47
Other	1	1	—	2	56	58	—
Total	$74	$13	$15	$102	$4,004	$4,106	$138
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

Note 7 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2016	December 31, 2015
Finished goods	$876	$792
Work-in-process	59	51
Raw materials	99	99
Total Inventories	$1,034	$942

Note 8 – Investment in Affiliates, at Equity
Our equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2016	2015
Fuji Xerox	$33	$31
Other investments	4	3
Total Equity in Net Income of Unconsolidated Affiliates	$37	$34
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2016	2015
Summary of Operations:
Revenues	$2,678	$2,731
Costs and expenses	2,464	2,520
Income before income taxes	214	211
Income tax expense	65	66
Net Income	149	145
Less: Net income – noncontrolling interests	2	2
Net Income – Fuji Xerox	$147	$143
Weighted Average Exchange Rate(1)	115.08	119.29
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2016 Form 10-Q

Note 9 – Restructuring Programs
During the three months ended March 31, 2016, we recorded net restructuring and asset impairment charges of $123, which included approximately $124 of severance costs related to headcount reductions of approximately 4,800 employees worldwide and $2 of lease cancellation costs. These costs were offset by $3 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the three months ended March 31, 2016 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2015	$22	$2	$—	$24
Provision	124	2	—	126
Reversals	(3)	—	—	(3)
Net Current Period Charges(1)	121	2	—	123
Charges against reserve and currency	(23)	(4)	—	(27)
Balance at March 31, 2016	$120	$—	$—	$120
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2016	2015
Charges against reserve	$(27)	$(37)
Asset impairments	—	—
Effects of foreign currency and other non-cash items	(1)	6
Restructuring Cash Payments	$(28)	$(31)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2016	2015
Services	$37	$5
Document Technology	86	9
Other	—	—
Total Net Restructuring Charges	$123	$14

Note 10 – Debt
Term Loan Facility
On March 4, 2016, Xerox Corporation entered into a $1.0 billion senior unsecured term facility. The facility was fully drawn by April 1, 2016 ($750 was drawn on March 11, 2016 and $250 on April 1, 2016) and must be repaid on the earlier of 364 days or upon receipt of financing related to the separation of Xerox into two independent publicly traded companies. Refer to Note 1- Basis of Presentation for information regarding the planned Company separation.
The proceeds of the facility were used to repay maturing debt of $950 ($700 Senior Notes on March 15, 2016 and $250 Notes on April 1, 2016).

Xerox 2016 Form 10-Q

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2016	2015
Interest expense(1)	$88	$89
Interest income(2)	85	92
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of March 31, 2016, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $15 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at March 31, 2016:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$15	2.49%	4.5%	Libor	2021
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
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $9 and $(1) as of March 31, 2016 and December 31, 2015, respectively.

Xerox 2016 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$15	$4
	Other current liabilities	(5)	(4)
Foreign currency options	Other current liabilities	(1)	(1)
Interest rate swaps	Other long-term assets	15	7
	Net Designated Derivative Asset	$24	$6

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$54	$51
	Other current liabilities	(21)	(8)
	Net Undesignated Derivative Asset	$33	$43

Summary of Derivatives	Total Derivative Assets	$84	$62
	Total Derivative Liabilities	(27)	(13)
	Net Derivative Asset	$57	$49
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2016	2015
Fair Value Hedges - Interest rate contracts
Derivative gain recognized in interest expense	$8	$4
Hedged item loss recognized in interest expense	(8)	(4)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain recognized in OCI (effective portion)	$16	$31
Derivative loss reclassified from AOCI to income - Cost of sales (effective portion)	(1)	(10)
During the three months ended March 31, 2016 and 2015, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2016, a net after-tax gain of $10 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Xerox 2016 Form 10-Q

The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain	2016	2015
Foreign exchange contracts – forwards	Other expense – Currency gains, net	$71	$15
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three months ended March 31, 2016 and 2015, currency losses, net were $4 and $6, respectively.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2016	December 31, 2015
Assets:
Foreign exchange contracts - forwards	$69	$55
Interest rate swaps	15	7
Deferred compensation investments in cash surrender life insurance	92	92
Deferred compensation investments in mutual funds	34	33
Total	$210	$187
Liabilities:
Foreign exchange contracts - forwards	$26	$12
Foreign currency options	1	1
Deferred compensation plan liabilities	124	125
Total	$151	$138
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,189	$1,189	$1,368	$1,368
Accounts receivable, net	2,456	2,456	2,319	2,319
Short-term debt	2,029	2,055	985	976
Long-term debt	5,359	5,310	6,354	6,395
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

Xerox 2016 Form 10-Q

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$6	$8	$1	$2
Interest cost	38	38	52	53	8	9
Expected return on plan assets	(40)	(38)	(64)	(73)	—	—
Recognized net actuarial loss	5	7	17	19	1	—
Amortization of prior service credit	—	(1)	(1)	—	(1)	(7)
Recognized settlement loss	29	27	—	—	—	—
Defined Benefit Plans	33	34	10	7	9	4
Defined contribution plans	14	16	10	9	n/a	n/a
Net Periodic Benefit Cost	47	50	20	16	9	4

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial loss(1)	123	88	—	—	—	—
Amortization of prior service credit	—	1	1	—	1	7
Amortization of net actuarial loss	(34)	(34)	(17)	(19)	(1)	—
Total Recognized in Other Comprehensive Loss(2)	89	55	(16)	(19)	—	7
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$136	$105	$4	$(3)	$9	$11
_____________________________

(1)	The net actuarial loss for U.S. Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.

(2)	Amounts represent the pre-tax effect included within Other comprehensive loss. Refer to Note 15 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Contributions
During the three months ended March 31, 2016, we made cash contributions of $36 ($7 U.S. and $29 Non-U.S.) to our defined benefit pension plans and $14 to our retiree health benefit plans. We presently anticipate additional cash contributions of $104 ($18 U.S. and $86 Non-U.S.) to our defined benefit pension plans and $56 to our retiree health benefit plans in 2016 for total full-year cash contributions of approximately $140 ($25 U.S. and $115 Non-U.S.) to our defined benefit pension plans and $70 to our retiree health benefit plans. In 2015, full-year cash contributions to our defined benefit pension plans were $309 ($177 U.S. and $132 Non-U.S.) and $63 to our retiree health benefit plans. The 2016 expected pension plan contributions do not include any planned contributions for our domestic tax-qualified defined benefit plans because none are required to meet the minimum funding requirements. However, once the January 1, 2016 actuarial valuations and projected results as of the end of the 2016 measurement year are available, the desirability of making additional contributions will be reassessed.  Based on these results, we may voluntarily decide to contribute to these plans.

Xerox 2016 Form 10-Q

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$1,013	$3,017	$9,686	$(4,642)	$9,074	$43	$9,117
Comprehensive income, net	—	—	34	88	122	2	124
Cash dividends declared- common(1)	—	—	(79)	—	(79)	—	(79)
Cash dividends declared - preferred(2)	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	—	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Balance at March 31, 2016	$1,013	$3,032	$9,635	$(4,554)	$9,126	$37	$9,163

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	225	(381)	(156)	4	(152)
Cash dividends declared-common(1)	—	—	—	(79)	—	(79)	—	(79)
Cash dividends declared-preferred(2)	—	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	1	30	—	—	—	31	—	31
Payments to acquire treasury stock, including fees	—	—	(216)	—	—	(216)	—	(216)
Cancellation of treasury stock	(12)	(162)	174	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Balance at March 31, 2015	$1,113	$4,151	$(147)	$9,675	$(4,540)	$10,252	$38	$10,290
_____________________________

(1)	Cash dividends declared on common stock of $0.0775 per share and $0.07 per share in the first quarter of 2016 and 2015, respectively.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2016 and 2015.

(3)	Refer to Note 15 - Other Comprehensive Income (Loss) for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2016.

Xerox 2016 Form 10-Q

Note 15 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended March 31,
	2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$193	$191	$(506)	$(509)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains	16	9	31	25
Changes in cash flow hedges reclassed to earnings(1)	1	—	10	5
Other losses	—	—	(1)	(1)
Net Unrealized Gains	17	9	40	29

Defined Benefit Plans (Losses) Gains:
Net actuarial loss	(123)	(76)	(88)	(54)
Prior service amortization(2)	(2)	(1)	(8)	(5)
Actuarial loss amortization/settlement(2)	52	35	53	35
Fuji Xerox changes in defined benefit plans, net(3)	(75)	(75)	19	19
Other gains(4)	5	5	103	103
Changes in Defined Benefit Plans (Losses) Gains	(143)	(112)	79	98

Other Comprehensive Income (Loss)	67	88	(387)	(382)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	(1)
Other Comprehensive Income (Loss) Attributable to Xerox	$67	$88	$(386)	$(381)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2016	December 31, 2015
Cumulative translation adjustments	$(2,211)	$(2,402)
Other unrealized gains, net	10	1
Benefit plans net actuarial losses and prior service credits(1)	(2,353)	(2,241)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,554)	$(4,642)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2016 Form 10-Q

Note 16 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2016	2015
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$34	$191
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	28	185
Net income from discontinued operations attributable to Xerox	—	34
Adjusted Net Income Available to Common Shareholders	$28	$219

Weighted average common shares outstanding	1,013,033	1,109,999
Basic Earnings per Share:
Continuing operations	$0.03	$0.17
Discontinued operations	—	0.03
Total	$0.03	$0.20

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$34	$191
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$28	$185
Net income from discontinued operations attributable to Xerox	—	34
Adjusted Net Income Available to Common Shareholders	$28	$219

Weighted average common shares outstanding	1,013,033	1,109,999
Common shares issuable with respect to:
Stock options	850	1,879
Restricted stock and performance shares	6,640	14,740
Convertible preferred stock	—	—
Adjusted Weighted Average Common Shares Outstanding	1,020,523	1,126,618
Diluted Earnings per Share:
Continuing operations	$0.03	$0.16
Discontinued operations	—	0.03
Total	$0.03	$0.19

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	2,104	2,716
Restricted stock and performance shares	18,718	16,730
Convertible preferred stock	26,966	26,966
Total Anti-Dilutive Securities	47,788	46,412

Dividends per Common Share	$0.0775	$0.0700

Xerox 2016 Form 10-Q

Note 17 – Contingencies and Litigation
Legal Matters
We are involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law, commercial and contracts law, the Employee Retirement Income Security Act (ERISA) and regulatory matters. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
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
As of March 31, 2016, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $670, with the increase from December 31, 2015 balance of approximately $577 primarily related to currency and interest. With respect to the unreserved balance of $670, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2016, we had $78 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $15, and additional letters of credit and surety bonds of approximately $127 and $79, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2016 Form 10-Q

Other Matters
On January 5, 2016, the Consumer Financial Protection Bureau (CFPB) notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when the Company, through XES, received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain states' attorney general offices and other regulatory agencies, began similar reviews. The Company has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response. The Company cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor is the Company able to predict the likely outcome of the investigations into this matter.
Other Contingencies -
We have issued or provided the following guarantees as of March 31, 2016:

•
$348 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$767 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2016, we serviced a FFEL portfolio of approximately 1.7 million loans with an outstanding principal balance of approximately $26.6 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2016, other current liabilities included reserves of approximately $3 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.
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

Xerox 2016 Form 10-Q

Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

Xerox 2016 Form 10-Q

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
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency"; “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. In 2016 we revised our calculation of the currency impact on revenue growth, or constant currency revenue growth, to include the currency impacts from the developing market countries (Latin America, Brazil, Middle East, India, Eurasia and Central-Eastern Europe), which had been previously excluded from the calculation. As a result of economic changes in these markets over the past few years, we currently manage our exchange risk in our developing market countries in a similar manner to the exchange risk in our developed market countries, and therefore, the exclusion of the developing market countries from the calculation of the currency effect is no longer warranted. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.

Overview
Planned Company Separation
On January 29, 2016, Xerox announced that its Board of Directors approved management’s plan to separate the Company's Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing business. Each of the businesses will operate as an independent, publicly-traded company. Leadership and names of the two companies will be determined as the separation process progresses. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, tax considerations, securing any necessary financing and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees.
In conjunction with the separation, Xerox also began a three-year strategic transformation program targeting a cumulative $2.4 billion of savings across all segments. The program is inclusive of ongoing activities and $600 million of incremental transformation initiatives.
First Quarter 2016 Review
First quarter 2016 results included revenue growth in both the Document Outsourcing and BPO businesses of our Services segment, a strong renewal rate in Services and a modest year-over-year improvement in Services segment margin. Document Technology revenue declines remained in line with last quarter and continue to be pressured by weak developing markets economies. Technology margin declined year-over-year reflecting both adverse transaction currency and cost declines not keeping pace with revenue declines. In response to these pressures, the Company is accelerating its cost reduction efforts and expects to begin realizing the benefits in the second quarter.
Total revenue of $4.3 billion for the first quarter 2016 declined 4% from first quarter 2015 including a 1-percentage point negative impact from currency. Services segment revenues of $2.5 billion, which represented 58% of total revenues, increased 1% with a 1-percentage point negative impact from currency. Services segment margin of 7.7% increased 0.1-percentage points from first quarter 2015. Document Technology segment revenues of $1.6

Xerox 2016 Form 10-Q

billion decreased by 10%, with a 1-percentage point negative impact from currency. Document Technology segment margin of 10.2% decreased 2.5-percentage points as compared to prior year. In response to these pressures, the Company is accelerating its cost reduction efforts and expects to begin realizing the benefits in the second quarter.
Net income from continuing operations attributable to Xerox for the first quarter 2016 was $34 million and included after-tax costs of $197 million related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and separation costs. Net income from continuing operations attributable to Xerox for the first quarter 2015 was $191 million and included after-tax costs of $87 million related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs. The decrease in adjusted earnings was primarily due to lower revenues and operating income.
Cash used in operating activities was $25 million for the first quarter 2016, as compared to cash provided by operating activities of $113 million in the prior year period. The $138 million decrease is primarily due to lower earnings and working capital. Cash used in investing activities of $125 million primarily includes a $52 million dollar payment to Atos, reflecting final working capital adjustments associated with the 2015 sale of the ITO business, and capital expenditures (including internal use software) of $72 million. Cash used in financing activities of $42 million primarily reflects $77 million for dividends and $11 million of distributions to noncontrolling interests partially offset by $45 million of net proceeds on debt.
2016 Outlook
We continue to expect total revenues to decline 2 to 4% in 2016, excluding the impact of currency, which is expected to have about a 1-percentage point negative impact on total revenues in 2016. We continue to expect margin improvements in the Services segment and a Document Technology segment margin generally consistent with 2015.
2016 full-year earnings are expected to be negatively impacted by separation costs estimated at $200 million to $250 million as well as restructuring and related costs of $300 million, which includes incremental costs as we accelerate some strategic cost initiatives. Estimated separation costs do not include potential tax costs related to the separation, some of which may be offset by foreign tax credits. Adjusted earning expectations remain unchanged for the full-year.

The company has updated its 2016 cash flow expectations only to include the impact of separation costs and higher restructuring. Underlying operating cash flow expectations remain unchanged. We expect full year 2016 cash flows from operations to be between $950 million and $1.2 billion reflecting increased cash requirements for separation costs and restructuring. Capital expenditures are expected to be approximately $350 million, which includes approximately $50 million for separation activities.

Financial Review
Revenues

Xerox 2016 Form 10-Q

	Three Months Ended March 31,				Three Months Ended March 31,
(in millions)	2016	2015	% Change	CC % Change	% of Total Revenue 2016	% of Total Revenue 2015
Equipment sales	$560	$624	(10)%	(9)%	13%	14%
Annuity revenue	3,721	3,845	(3)%	(2)%	87%	86%
Total Revenue	$4,281	$4,469	(4)%	(3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,021	$1,126	(9)%	(8)%
Less: Supplies, paper and other sales	(461)	(502)	(8)%	(6)%
Equipment Sales	$560	$624	(10)%	(9)%

Outsourcing, maintenance and rentals	$3,177	$3,253	(2)%	(1)%
Add: Supplies, paper and other sales	461	502	(8)%	(6)%
Add: Financing	83	90	(8)%	(6)%
Annuity Revenue	$3,721	$3,845	(3)%	(2)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.

Total revenue for first quarter 2016 decreased 4% as compared to first quarter 2015, with a 1-percentage point negative impact from currency. The negative impact from currency reflects the continued weakening of foreign currencies against the U.S. Dollar as compared to prior year. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 4% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 24% of our total consolidated revenues, while overall non-U.S. revenues represent almost one third of the total. First quarter 2016 total revenues reflect the following:

•	Annuity revenue decreased 3% as compared to first quarter 2015, with a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,177 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue both primarily within our Document Technology segment. These revenues declined 2%, with a 1-percentage point negative impact from currency, primarily due to a continued decline in the Document Technology segment.

◦
Supplies, paper and other sales of $461 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The 8% revenue decline includes a 2-percentage point negative impact from currency, reduced supplies demand as a result of lower equipment sales in prior periods, continued weakness in developing markets and lower OEM supplies sales. The rate of supplies revenue decline did, however, moderate sequentially to a more normalized level.

◦
Financing revenue is generated from financed equipment sale transactions primarily within the Document Technology segment. The 8% revenue decline reflects a 2-percentage point negative impact from currency and a declining finance receivables balance due to lower equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing (DO) business within our Services segment. Equipment sales revenue decreased 10% as compared to first quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by developing markets and product launch timing as well as overall price declines that continue to be within our historical range of 5% to 10%. These areas of decline were partially offset by strong Document Outsourcing equipment sales growth.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2016 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
	Reported				Adjusted (1)
	2016	2015	B/(W)		2016	2015	B/W
Total Gross Margin	29.9%	31.2%	(1.3)	pts.	30.3%	31.6%	(1.3)	pts.
RD&E as a % of Revenue	3.1%	3.2%	0.1	pts.	2.9%	3.0%	0.1	pts.
SAG as a % of Revenue	20.6%	20.5%	(0.1)	pts.	20.1%	20.0%	(0.1)	pts.

Operating Margin (1)	N/A	N/A	N/A		7.2%	8.5%	(1.3)	pts.
Pre-tax Income Margin	(0.4)%	4.5%	(4.9)	pts.	N/A	N/A	N/A
_______________
(1) Refer to the Operating Income/Margin and the Key Financial Ratios reconciliation tables in the "Non-GAAP Financial Measures" section.
Operating Margin
First quarter 2016 operating margin1 of 7.2% decreased 1.3-percentage points as compared to first quarter 2015 driven by the operating margin decline in Document Technology, where productivity improvements only partially offset revenue declines and currency impacts.
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2016 gross margin of 29.9% decreased 1.3-percentage points as compared to first quarter 2015. On an adjusted1 basis, gross margin of 30.3% decreased by 1.3-percentage points. Document Technology gross margin decreased 0.9-percentage points while Services gross margin improved by 0.1-percentage point year-over-year. These results combined with the higher proportion of our revenue from Services (which historically has a lower gross margin) resulted in a reduction in overall gross margin.
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2016	2015	Change
R&D	$109	$109	$—
Sustaining engineering	25	32	(7)
Total RD&E Expenses	$134	$141	$(7)

First quarter 2016 RD&E as a percentage of revenue of 3.1% decreased 0.1-percentage point from first quarter 2015. On an adjusted1 basis, RD&E was 2.9% of revenue and decreased 0.1-percentage point due to the benefits from restructuring and productivity improvements and the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $134 million decreased by $7 million compared to first quarter 2015. On an adjusted1 basis, RD&E of $126 million decreased by $8 million. Innovation at Xerox is a core strength, and we strategically coordinate R&D with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 20.6% increased 0.1-percentage point from first quarter 2015. On an adjusted1 basis, SAG was 20.1% of revenue and increased 0.1-percentage point. The total company revenue decline was only partially matched by restructuring and productivity improvements, due in part to lower restructuring in 2015, and a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue).

Xerox 2016 Form 10-Q

SAG of $882 million was $33 million lower than first quarter 2015. On an adjusted1 basis, SAG of $861 million decreased $35 million and included a $17 million favorable impact from currency and reflects the following:

•	$21 million decrease in selling expenses.

•	$8 million decrease in general and administrative expenses.

•	$6 million decrease in bad debt expense. First quarter 2016 bad debt expense remained at less than one percent of receivables.
Restructuring and Related Costs
Restructuring and related costs of $126 million include restructuring and asset impairment charges of $123 million as well as $3 million of additional costs.
During first quarter 2016, we recorded net restructuring and asset impairment charges of $123 million, which includes $124 million of severance costs related to headcount reductions of approximately 4,800 employees worldwide and $2 million of lease cancellation costs. Approximately 70% of the charges were related to our Document Technology segment, and 30% to our Services segment. The first quarter 2016 actions impacted several functional areas, with approximately 65% of the costs focused on gross margin improvements and approximately 30% on SAG reductions with the remainder focused on RD&E optimization. These costs were partially offset by $3 million of net reversals for changes in estimated reserves from prior period initiatives. In first quarter 2016, we also recorded $3 million of costs primarily related to professional support services associated with the implementation of the strategic transformation program.

During first quarter 2015, we recorded net restructuring and asset impairment charges of $14 million, which included $21 million of severance costs related to headcount reductions of approximately 580 employees worldwide and $1 million of lease cancellation costs. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives.

The restructuring reserve balance as of March 31, 2016 for all programs was $120 million, of which $116 million is expected to be spent over the next twelve months.

We expect to incur restructuring and related costs of approximately $100 million in second quarter 2016 for actions and initiatives that have not yet been finalized. For the full year 2016, we expect to incur restructuring and related costs of approximately $300 million.
Refer to Note 9 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Separation costs
Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the separation.
During first quarter 2016, we recorded separation costs of $8 million. For full-year 2016, we expect to incur separation costs of approximately $200 to $250 million. This amount does not include any estimated tax costs associated with aligning entities and business activities to effect the separation, a portion of which may be mitigated by foreign tax credits.
Amortization of Intangible Assets
First quarter 2016 amortization of intangible assets of $89 million increased $12 million compared to first quarter 2015 primarily due to the impairment of a customer relationship asset as a result of a lost contract.
Worldwide Employment
Worldwide employment was approximately 135,300 as of March 31, 2016 and decreased by 8,300 from December 31, 2015, due primarily to the impact of seasonal reductions as well as restructuring and productivity improvements partially offset by ramping new business and acquisitions.

Xerox 2016 Form 10-Q

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2016	2015
Non-financing interest expense	$55	$56
Interest income	(2)	(2)
Gains on sales of businesses and assets	(20)	(16)
Currency losses, net	4	6
Litigation matters	7	(1)
Loss on sales of accounts receivable	4	3
Deferred compensation investment gains	—	(4)
All other expenses, net	9	4
Total Other Expenses, Net	$57	$46
_______________
Note: Total Other Expenses, Net with the exception of Deferred compensation investment (gains) losses are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: First quarter 2016 non-financing interest expense of $55 million was $1 million lower than first quarter 2015. When combined with financing interest expense (cost of financing), total company interest expense declined by $1 million from first quarter 2015, driven by a lower average debt balance.
Gains on Sales of Businesses and Assets: First quarter 2016 and first quarter 2015 include gains on the sale of surplus technology of $17 million and $14 million, respectively.
Litigation Matters: First quarter 2016 litigation matters reflect probable losses and reserves for various legal matters.
Income Taxes
First quarter 2016 effective tax rate was 93.8%. On an adjusted1 basis, first quarter 2016 tax rate was 22.5%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries and the geographical mix of profits.
First quarter 2015 effective tax rate was 19.4%. On an adjusted1 basis, first quarter 2015 tax rate was 25.7%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries and the geographical mix of profits.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our estimated full year effective tax rate includes a benefit of approximately 19-percentage points from these non-U.S. operations, which is a result of our current geographical mix of pre-tax income adjusted for any available foreign tax credit benefits.
Our estimated effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our estimated effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement-related costs, separation costs and other discrete items, we anticipate that our adjusted effective tax rate will be approximately 26% to 28% for the second quarter and full-year 2016.

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2016	2015
Total equity in net income of unconsolidated affiliates	$37	$34
Fuji Xerox after-tax restructuring costs included in equity income	—	1

Xerox 2016 Form 10-Q

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. First quarter 2016 equity income of $37 million was $3 million higher than first quarter 2015 primarily due to translation currency impacts.
Net Income from Continuing Operations
First quarter 2016 net income from continuing operations attributable to Xerox was $34 million, or $0.03 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $231 million, or $0.22 per diluted share. First quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, and separation costs.
First quarter 2015 net income from continuing operations attributable to Xerox was $191 million, or $0.16 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $278 million, or $0.24 per diluted share. First quarter 2015 adjustments to net income include the amortization of intangible assets, restructuring charges, and non-service retirement-related costs.
Refer to Note 16 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Refer to Note 4 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income
First quarter 2016 net income attributable to Xerox was $34 million, or $0.03 per diluted share. First quarter 2015 net income attributable to Xerox was $225 million, or $0.19 per diluted share.
Other Comprehensive Income (Loss)
First quarter 2016 Other comprehensive income attributable to Xerox was $88 million as compared to a loss of $381 million in the first quarter 2015. The change of $469 million, is primarily due to a $700 million change from the translation of our foreign currency denominated net assets. The first quarter 2016 reflects translation gains of $191 million primarily as a result of the strengthening of our major foreign currencies as compared to the U.S. Dollar at quarter-end spot rates. First quarter 2015 reflects translation losses of $509 million primarily due to a significant weakening of those same foreign currencies against the U.S. dollar in the prior year. Offsetting this change were net losses from changes in defined benefit plans of $112 million in the first quarter 2016 as compared to net gains of $98 million in the first quarter 2015. The benefit plan losses in the first quarter 2016 were primarily due to a decrease in discount rates as compared to an increase in rates in the prior year.
Refer to Note 13 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans and related losses and gains.
(1) See “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Segment Review
In first quarter 2016, we revised our segment reporting to reflect the following changes:

•
The transfer of the Education/Student Loan business from the Services segment to Other as a result of the expected continued run-off of this business. The business does not meet the threshold for separate segment reporting.

•	The exclusion of the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit.

Prior year amounts were revised accordingly to reflect these changes.

Xerox 2016 Form 10-Q

	Three Months Ended March 31,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Services	$109	$2,373	$2,482	58%	$190	7.7%
Document Technology	432	1,207	1,639	38%	167	10.2%
Other	19	141	160	4%	(66)	(41.3)%
Total	$560	$3,721	$4,281	100%	$291	6.8%

2015
Services	$97	$2,370	$2,467	55%	$187	7.6%
Document Technology	509	1,321	1,830	41%	232	12.7%
Other	18	154	172	4%	(47)	(27.3)%
Total	$624	$3,845	$4,469	100%	$372	8.3%

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended March 31,
(in millions)	2016	2015	% Change	CC % Change
Business Process Outsourcing	$1,690	$1,687	—%	1%
Document Outsourcing	792	780	2%	5%
Total Services Revenue	$2,482	$2,467	1%	2%
_______________
Note: The above table excludes intercompany revenue.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency

First quarter 2016 Services revenue of $2,482 million was 58% of total revenue and increased 1% from first quarter 2015, with a 1-percentage point negative impact from currency.

•
BPO revenue was essentially flat from first quarter 2015, with a 1-percentage point negative impact from currency, and represented 68% of total Services revenue. Growth was driven by acquisitions and ramping new contracts, particularly in Healthcare. This increase more than offset the impacts of lost business and lower volumes, primarily in Commercial Industries, and overall price declines that were consistent with prior period trends.

◦
In first quarter 2016, BPO revenue mix across the major business areas was as follows: Commercial Industries (excluding healthcare) - 44%; Healthcare - 27%; Public Sector - 25%; and all other (including our Health Enterprise (HE) Medicaid platform implementations) - 4%.

•
DO revenue increased 2% with a 3-percentage point negative impact from currency, and represented 32% of Services revenue. Growth was driven primarily from our partner print services offerings, reflected in both equipment and annuity revenue, and from strong equipment sales related to higher prior-period signings.

Segment Margin
First quarter 2016 Services segment margin of 7.7% increased by 0.1-percentage point from first quarter 2015. Anticipated year-over-year benefits from lower expenses associated with our HE platform implementations, a result of decisions we made in 2015 to curtail this business, were partially offset by margin pressures in our customer care offering, modest declines in DO margin and impacts from unfavorable line-of-business mix and price declines.
Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. First quarter 2016 Services signings were $2.1 billion in Total Contract Value (TCV).

Xerox 2016 Form 10-Q

Signings were as follows:

(in billions)	Three Months Ended March 31, 2016
BPO	$1.5
DO	0.6
Total Signings	$2.1
Signings declined 13% from first quarter 2015, with a 2-percentage point negative impact from currency, primarily reflecting lower renewal opportunities. On a trailing twelve month (TTM) basis, signings increased 9% from the comparable prior year period. New business TCV increased 6% at constant currency from first quarter 2015 and increased 35% on a TTM basis. DO signings do not include signings from our growing partner print services offerings.
Note: TCV is the estimated total contractual revenue related to signed contracts.
Renewal Rate (Total Services): Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The combined first quarter 2016 contract renewal rate for BPO and DO contracts was 89%, which is at the high end of our target range of 85%-90%.
Government Healthcare Charge
In 2015 we determined that we would not fully complete the implementation of the HE platform in California and Montana. As a result of the determination we recorded a pre-tax charge of $389 million ($241 million after-tax) in 2015 reflecting write-offs and estimated settlement costs as well as other impacts from this determination. The charge included $164 million for the write-off of contract receivables and other non-cash impairments and adjustments. The remainder of the charge is primarily related to settlement costs including payments to subcontractors.
Although our settlement negotiations with California and Montana have been finalized, we continue to negotiate with various subcontractors on a final settlement. We believe we have recorded our best estimate of the required liability for the settlement of this matter; however, the estimate is subject to change when negotiations are finalized. We remain committed to the implementation and ongoing operation of the HE platform for our four other state clients, including our largest state client, New York.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended March 31,		% Change	CC % Change
(in millions)	2016	2015
Equipment sales	$432	$509	(15)%	(14)%
Annuity revenue	1,207	1,321	(9)%	(7)%
Total Revenue	$1,639	$1,830	(10)%	(9)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
First quarter 2016 Document Technology revenue of $1,639 million decreased 10% from first quarter 2015, with a 1-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, first quarter 2016 aggregate document-related revenue decreased 7% from first quarter 2015, with a 2-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue declined 15% from first quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by continued weakness in developing markets, product launch timing, continued migration of customers to our partner print services offering (included in our Services segment) as well as overall price declines that continue to be within our historical range of 5 to 10%.

Xerox 2016 Form 10-Q

•
Annuity revenue decreased by 9% from first quarter 2015, with a 2-percentage point negative impact from currency. The annuity revenue reduction reflects lower equipment sales in prior periods, resulting in ongoing page declines and lower supplies demand, although the supplies revenue decline moderated sequentially to a more normalized level. The reduction also reflects the continued migration of customers to our partner print services offering (included in our Services segment). These declines were partially offset by good annuity growth in our high-end color product group.

Document Technology revenue mix was 57% mid-range, 24% high-end and 19% entry, consistent with recent quarters.
Total revenue in the Document Technology segment is expected to continue to decline over the next three years as we continue to migrate the business to more services-based offerings. These services-based offerings are reported within our Services segment as part of our Document Outsourcing business. This segment also continues to be impacted by lower equipment placements and price declines as well as related supplies and page declines. We expect to continue to mitigate these declines through focus on productivity and cost improvements, as well as investments in growth areas of the market.
Segment Margin
First quarter 2016 Document Technology segment margin of 10.2% declined 2.5-percentage points from first quarter 2015, including a 0.9-percentage point reduction in gross margin. The gross margin decrease reflects unfavorable currency impacts and price declines. SAG increased as a percent of revenue as overall lower revenue was only partially matched by productivity improvements due in part to lower 2015 restructuring.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the first quarter 2016:
Entry(2):

•	1% increase in color multifunction devices driven by demand for new products primarily in Document Outsourcing.

•	16% decrease in black-and-white multifunction devices reflecting continued declines in developing markets.

Mid-Range:

•	1% increase in mid-range color installs.

•	14% decrease in mid-range black-and-white reflecting higher declines in developing markets and a transition to color devices.

High-End:

•
56% increase in high-end color systems, excluding Fuji Xerox digital front-end sales, as growth in Color Press 800 and 1000 products was partially offset by declines in other production color products, reflecting product launch timing.

•	8% decrease in high-end black-and-white systems consistent with overall market declines.

Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenue from Document Outsourcing installations is reported in our Services segment.

(2)	Entry installations exclude OEM sales; including OEM sales Entry color multifunction devices increased 117%, while Entry black-and-white multifunction devices increased 11%.

Xerox 2016 Form 10-Q

Other
Revenue
First quarter 2016 Other revenue of $160 million decreased 7% from first quarter 2015, with a 3-percentage point negative impact from currency. The decrease is driven by the anticipated run-off of the student loan business, now reported in Other, and lower paper and wide-format revenues. Total paper revenue (all within developing markets) and the student loan business each comprise approximately one third of Other revenue.

Other Loss
Non-financing interest expense as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within Other and were $57 million in first quarter 2016 as compared to $50 million in first quarter 2015. The $7 million increase was primarily due to an increase in litigation-related costs. Remaining Other loss of $9 million in first quarter 2016 increased $12 million from first quarter 2015 primarily related to lower profitability in the student loan business.

Capital Resources and Liquidity
As of March 31, 2016 and December 31, 2015, total cash and cash equivalents were $1,189 million and $1,368 million, respectively. There were no borrowings under our Commercial Paper Program, or letters of credit under our $2 billion Credit Facility at March 31, 2016 or December 31, 2015, respectively.
We expect cash flows from operations will be between $950 million and $1.2 billion in 2016, with the reduction from previous expectations due to costs associated with the separation and restructuring.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2016	2015
Net cash (used in) provided by operating activities	$(25)	$113	$(138)
Net cash used in investing activities	(125)	(98)	(27)
Net cash used in financing activities	(42)	(485)	443
Effect of exchange rate changes on cash and cash equivalents	13	(69)	82
Decrease in cash and cash equivalents	(179)	(539)	360
Cash and cash equivalents at beginning of period	1,368	1,411	(43)
Cash and Cash Equivalents at End of Period	$1,189	$872	$317
Cash Flows from Operating Activities
Net cash used in operating activities was $25 million in the first quarter 2016. The $138 million decrease in operating cash from the prior period was primarily due to the following:

•	$122 million decrease in pre-tax income before depreciation and amortization, restructuring charges and gains on sales of businesses and assets.

•	$87 million decrease in accounts payable and accrued compensation primarily related to a reduction in days payable outstanding.

•	$15 million decrease from finance receivables reflecting a moderating rate of portfolio run-off.

•	$14 million decrease reflecting settlement payments associated with our third quarter 2015 decision to not fully complete the HE implementations in California and Montana.

•	$41 million increase from accounts receivable primarily due to improved collections and lower revenues.

•	$29 million increase from the settlements of foreign currency derivative contracts. These derivatives primarily relate to hedges of Yen inventory purchases.

•	$27 million increase primarily due to lower inventory requirements reflecting reduced equipment and supplies demand as well as lower levels of in-transit inventory.

•	$13 million increase due to the prior year use of cash in the discontinued ITO business.

Cash Flows from Investing Activities
Net cash used in investing activities was $125 million in the first quarter 2016. The $27 million decrease in cash from first quarter 2015 was primarily due to the following:

Xerox 2016 Form 10-Q

•	$59 million decrease primarily due to a $52 million payment to Atos reflecting final working capital adjustments associated with the 2015 ITO divestiture.

•	$23 million increase due to lower capital expenditures (including internal use software) primarily due to the sale of the ITO business.

•	$10 million increase from lower acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $42 million in the first quarter 2016. The $443 million increase in cash from first quarter 2015 was primarily due to the following:

•	$216 million increase as there were no share repurchases in first quarter 2016.

•
$195 million increase from net debt activity. First quarter 2016 reflects net proceeds of $749 million from a Senior Unsecured Term Facility offset by a $700 million Senior Notes payment. 2015 reflects a $1 billion Senior Notes payment offset by net proceeds of $648 million from the issuance of Senior Notes and an increase of $204 million in Commercial Paper.

•	$43 million increase due to lower distributions to noncontrolling interests.
Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2016	December 31, 2015
Total finance receivables, net(1)	$3,972	$3,988
Equipment on operating leases, net	489	495
Total Finance Assets, net(2)	$4,461	$4,483
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2015 includes an increase of $64 million due to currency across all Finance Assets.

The following summarizes our debt:

(in millions)	March 31, 2016	December 31, 2015
Principal debt balance(1)	$7,409	$7,365
Net unamortized discount	(50)	(52)
Debt issuance cost(3)	(27)	(28)
Fair value adjustments(2)
- terminated swaps	41	47
- current swaps	15	7
Total Debt	$7,388	$7,339
____________________________

(1)	Includes Notes Payable of $2 million and $3 million as of March 31, 2016 and December 31, 2015, respectively.

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

(3)
Reflects the adoption of ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs effective January 1, 2016; which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability. Prior year amounts were revised to reflect the new presentation.

Refer to Note 10 - Debt, in the Condensed Consolidated Financial Statements for additional information.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

Xerox 2016 Form 10-Q

(in millions)	March 31, 2016	December 31, 2015
Financing debt(1)	$3,903	$3,923
Core debt	3,485	3,416
Total Debt	$7,388	$7,339
____________________________

(1)
Financing debt includes $3,476 million and $3,490 million as of March 31, 2016 and December 31, 2015, respectively, of debt associated with total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Sales of Accounts Receivable
Refer to Note 5 - Accounts Receivable, Net, in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables
Refer to Note 6 - Finance Receivables, Net, in the Condensed Consolidated Financial Statements for additional information.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2016 Q2	$260
2016 Q3	8
2016 Q4	7
2017	1,779
2018	1,020
2019	1,161
2020	1,207
2021	1,067
2022	—
2023	—
2024	300
2025 and thereafter	600
Total	$7,409
Treasury Stock
There were no share repurchases during the first quarter 2016 or through the date of our filing on April 29, 2016.

Xerox 2016 Form 10-Q

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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 11 – Financial Instruments, in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

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
NOTE: In 2016 we revised our calculation of Adjusted Earnings Measures to exclude the following items in addition to the amortization of intangibles:

•	Restructuring and related costs including those related to Fuji Xerox.

•	The non-service related elements of our defined benefit pension and retiree health plan costs (retirement-related).

•	Separation costs

When these measures are presented in 2016, the prior year measures will be revised accordingly to conform to the changes.

Xerox 2016 Form 10-Q

Adjusted Earnings Measures

•	Net income and Earnings per share (EPS)

•	Effective tax rate

•	Gross margin, RD&E and SAG (adjusted for non-service retirement-related costs only)
The above measures were adjusted for the following items:
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
Restructuring and related costs:
Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our strategic transformation program beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our strategic transformation program are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
Non-service retirement-related costs:
Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the Company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortized actuarial gains/losses and (iv) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. Adjusted earnings will continue to include the elements of our retirement costs related to current employee service (service cost and amortization of prior service cost) as well as the cost of our defined contribution plans.
Separation costs:
Separation costs are expenses incurred in connection with Xerox's planned separation into two independent, publicly traded companies. Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the separation. These costs are incremental to normal operating charges and are being incurred solely as a result of the separation transaction. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Operating Income and Margin
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the costs noted for our Adjusted Earnings measures, operating income and margin also exclude Other expenses, net. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.

Xerox 2016 Form 10-Q

Summary
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, the following non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported(1)	$34	$0.03	$191	$0.16
Adjustments:
Amortization of intangible assets	89		77
Restructuring and related costs - Xerox	126		14
Non-service retirement-related costs	46		42
Separation costs	8		—
Income tax adjustments(2)	(72)		(47)
Restructuring charges - Fuji Xerox	—		1
Adjusted	$231	$0.22	$278	$0.24
Weighted average shares for adjusted EPS(3)		1,021		1,154
Fully diluted shares at end of period(4)		1,048
 ____________________________

(1)	Net income and EPS from continuing operations.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
Average shares for the 2016 calculation of adjusted EPS exclude 27 million of shares associated with our Series A convertible preferred stock and therefore the related quarterly dividend of $6 million is included. Average shares for the 2015 calculation of adjusted EPS include 27 million of shares associated with our Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(4)
Represents common shares outstanding at March 31, 2016, as well as shares associated with our Series A convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the first quarter 2016.

Effective Tax Rate reconciliation:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(16)	$(15)	93.8%	$201	$39	19.4%
Non-GAAP Adjustments(2)	269	72		133	47
Adjusted - revised(3)	$253	$57	22.5%	$334	$86	25.7%
____________________________

(1)	Pre-Tax (Loss) Income and Income Tax (Benefit) Expense from continuing operations.

(2)	Refer to Net Income/EPS reconciliation for details. Amounts exclude Fuji Xerox restructuring as these amounts are net of tax.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2016 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax (Loss) Income(1)	$(16)	$4,281	(0.4)%	$201	$4,469	4.5%
Adjustments:
Amortization of intangible assets	89			77
Restructuring and related costs - Xerox	126			14
Non-service retirement-related costs	46			42
Separation costs	8			—
Other expenses, net	57			46
Adjusted Operating Income/Margin	$310	$4,281	7.2%	$380	$4,469	8.5%
____________________________

(1)	(Loss) Profit and revenue from continuing operations.

Key Financial Ratios reconciliation:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions)	As Reported	Non-service retirement-related costs	Adjusted	As Reported	Non-service retirement-related costs	Adjusted
Gross Profit	$1,280	$17	$1,297	$1,394	$16	$1,410
RD&E	134	(8)	126	141	(7)	134
SAG	882	(21)	861	915	(19)	896

Gross Margin	29.9%	0.4%	30.3%	31.2%	0.4%	31.6%
RD&E as a % of Revenue	3.1%	(0.2)%	2.9%	3.2%	(0.2)%	3.0%
SAG as a % of Revenue	20.6%	(0.5)%	20.1%	20.5%	(0.4)%	20.0%

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

Xerox 2016 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 17 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2015 Annual Report. The Risk Factors remain applicable from our 2015 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2016
During the quarter ended March 31, 2016, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 15, 2016: Registrant issued 50,673 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $8.98 per DSU (aggregate price $455,044), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on January 29, 2016: Registrant issued 5,035 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $10.62 per DSU (aggregate price $53,472), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2016
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2016 or through the date of our filing on April 29, 2016.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	12,727	$9.50	n/a	n/a
February 1 through 29	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	12,727
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2016 Form 10-Q

ITEM 6 — EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K dated for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through December 4, 2015.
Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10 (b)(2)	Form of Short-Term Cash Separation Award Agreement under 2016 Separation Incentive Program
10 (b)(3)	Form of Long-Term Cash Separation Award Agreement under 2016 Separation Incentive Program
10 (e)(25)	Amendment No. 2 dated as of February 24, 2016 to 2012 PIP
10 (e)(26)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units -- CEO)
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 29, 2016

Xerox 2016 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through December 4, 2015.
Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10 (b)(2)	Form of Short-Term Cash Separation Award Agreement under 2016 Separation Incentive Program
10 (b)(3)	Form of Long-Term Cash Separation Award Agreement under 2016 Separation Incentive Program
10 (e)(25)	Amendment No. 2 dated as of February 24, 2016 to 2012 PIP
10 (e)(26)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units -- CEO)
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q