Form 10-Q
period 2016-06-30
XEROX CORP
filed 2016-08-04
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2016
Common Stock, $1 par value	1,013,303,609 shares

Xerox 2016 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectability of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; the possibility that the proposed separation of the Business Process Outsourcing (BPO) business from the Document Technology and Document Outsourcing business will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to our business in connection with the proposed separation; the potential that BPO and Document Technology and Document Outsourcing do not realize all of the expected benefits of the separation, and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Such factors also include, but are not limited to, the factors that are set forth in the "Risk Factors" section, the "Legal Proceedings" section and other sections of the Conduent Incorporated Form 10 Registration Statement filed with the SEC. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2016 Form 10-Q

XEROX CORPORATION
FORM 10-Q
June 30, 2016

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2016 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2016	2015	2016	2015
Revenues
Sales	$1,145	$1,224	$2,166	$2,350
Outsourcing, maintenance and rentals	3,158	3,279	6,335	6,532
Financing	82	87	165	177
Total Revenues	4,385	4,590	8,666	9,059
Costs and Expenses
Cost of sales	707	776	1,331	1,450
Cost of outsourcing, maintenance and rentals	2,279	2,356	4,623	4,724
Cost of financing	32	32	65	65
Research, development and engineering expenses	128	142	262	283
Selling, administrative and general expenses	862	906	1,744	1,821
Restructuring and related costs	71	157	197	171
Amortization of intangible assets	78	79	167	156
Separation costs	28	—	36	—
Other expenses, net	55	68	112	114
Total Costs and Expenses	4,240	4,516	8,537	8,784
Income before Income Taxes and Equity Income	145	74	129	275
Income tax expense (benefit)	9	(9)	(6)	30
Equity in net income of unconsolidated affiliates	22	29	59	63
Income from Continuing Operations	158	112	194	308
Loss from discontinued operations, net of tax	—	(95)	—	(61)
Net Income	158	17	194	247
Less: Net income attributable to noncontrolling interests	3	5	5	10
Net Income Attributable to Xerox	$155	$12	$189	$237

Amounts Attributable to Xerox:
Net income from continuing operations	$155	$107	$189	$298
Net loss from discontinued operations	—	(95)	—	(61)
Net Income Attributable to Xerox	$155	$12	$189	$237

Basic Earnings per Share:
Continuing operations	$0.15	$0.09	$0.17	$0.26
Discontinued operations	—	(0.08)	—	(0.06)
Total Basic Earnings per Share	$0.15	$0.01	$0.17	$0.20
Diluted Earnings per Share:
Continuing operations	$0.15	$0.09	$0.17	$0.26
Discontinued operations	—	(0.08)	—	(0.06)
Total Diluted Earnings per Share	$0.15	$0.01	$0.17	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$158	$17	$194	$247
Less: Net income attributable to noncontrolling interests	3	5	5	10
Net Income Attributable to Xerox	155	12	189	237

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(77)	194	114	(315)
Unrealized gains (losses), net	24	(19)	33	10
Changes in defined benefit plans, net	20	67	(92)	165
Other Comprehensive (Loss) Income, Net	(33)	242	55	(140)
Less: Other comprehensive (loss) income, net attributable to noncontrolling interests	(1)	1	(1)	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(32)	241	56	(140)

Comprehensive Income, Net	125	259	249	107
Less: Comprehensive income, net attributable to noncontrolling interests	2	6	4	10
Comprehensive Income, Net Attributable to Xerox	$123	$253	$245	$97

(1) Refer to Note 15 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,203	$1,368
Accounts receivable, net	2,477	2,319
Billed portion of finance receivables, net	98	97
Finance receivables, net	1,295	1,315
Inventories	1,017	942
Other current assets	761	644
Total current assets	6,851	6,685
Finance receivables due after one year, net	2,508	2,576
Equipment on operating leases, net	484	495
Land, buildings and equipment, net	973	996
Investments in affiliates, at equity	1,471	1,389
Intangible assets, net	1,605	1,765
Goodwill	8,726	8,823
Other long-term assets	2,023	2,060
Total Assets	$24,641	$24,789
Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,029	$985
Accounts payable	1,379	1,614
Accrued compensation and benefits costs	646	651
Unearned income	404	428
Other current liabilities	1,437	1,576
Total current liabilities	5,895	5,254
Long-term debt	5,355	6,354
Pension and other benefit liabilities	2,680	2,513
Post-retirement medical benefits	752	785
Other long-term liabilities	394	417
Total Liabilities	15,076	15,323

Commitments and Contingencies (See Note 17)
Series A Convertible Preferred Stock	349	349

Common stock	1,013	1,013
Additional paid-in capital	3,047	3,017
Retained earnings	9,704	9,686
Accumulated other comprehensive loss	(4,586)	(4,642)
Xerox shareholders’ equity	9,178	9,074
Noncontrolling interests	38	43
Total Equity	9,216	9,117
Total Liabilities and Equity	$24,641	$24,789

Shares of common stock issued and outstanding	1,013,304	1,012,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Cash Flows from Operating Activities:
Net income	$158	$17	$194	$247
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	278	297	568	593
Provision for receivables	12	14	27	32
Provision for inventory	6	10	15	16
Net loss (gain) on sales of businesses and assets	4	74	(16)	62
Undistributed equity in net income of unconsolidated affiliates	9	(3)	(28)	(34)
Stock-based compensation	13	23	27	45
Restructuring and asset impairment charges	63	157	186	171
Payments for restructurings	(37)	(30)	(65)	(61)
Defined benefit pension cost	33	32	76	73
Contributions to defined benefit pension plans	(35)	(57)	(71)	(98)
Increase in accounts receivable and billed portion of finance receivables	(83)	(6)	(268)	(245)
Collections of deferred proceeds from sales of receivables	74	62	133	134
Decrease (increase) in inventories	7	(67)	(92)	(193)
Increase in equipment on operating leases	(68)	(69)	(130)	(139)
Decrease in finance receivables	21	6	85	78
Collections on beneficial interest from sales of finance receivables	7	12	15	27
(Increase) decrease in other current and long-term assets	(1)	11	(60)	(60)
Decrease in accounts payable and accrued compensation	(158)	(53)	(305)	(111)
Decrease in other current and long-term liabilities	(119)	(57)	(186)	(83)
Net change in income tax assets and liabilities	(27)	17	(74)	49
Net change in derivative assets and liabilities	(66)	14	(49)	2
Other operating, net	86	(55)	170	(43)
Net cash provided by operating activities	177	349	152	462
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(51)	(77)	(101)	(152)
Proceeds from sales of land, buildings and equipment	1	—	20	16
Cost of additions to internal use software	(22)	(25)	(44)	(45)
Proceeds from sale of businesses	3	930	(53)	933
Acquisitions, net of cash acquired	—	(20)	(18)	(48)
Other investing, net	2	23	4	29
Net cash (used in) provided by investing activities	(67)	831	(192)	733
Cash Flows from Financing Activities:
Net proceeds on short-term debt	249	310	998	514
Proceeds from issuance of long-term debt	5	10	9	673
Payments on long-term debt	(257)	(267)	(965)	(1,284)
Common stock dividends	(78)	(77)	(149)	(147)
Preferred stock dividends	(6)	(6)	(12)	(12)
Proceeds from issuances of common stock	2	4	3	14
Excess tax benefits from stock-based compensation	—	1	—	3
Payments to acquire treasury stock, including fees	—	(395)	—	(611)
Repurchases related to stock-based compensation	—	—	—	(1)
Distributions to noncontrolling interests	(1)	(2)	(12)	(56)
Other financing	(1)	(1)	(1)	(1)
Net cash used in financing activities	(87)	(423)	(129)	(908)
Effect of exchange rate changes on cash and cash equivalents	(9)	12	4	(57)
Increase (decrease) in cash and cash equivalents	14	769	(165)	230
Cash and cash equivalents at beginning of period	1,189	872	1,368	1,411
Cash and Cash Equivalents at End of Period	$1,203	$1,641	$1,203	$1,641

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

Planned Company Separation
On January 29, 2016, Xerox announced plans for the complete legal and structural separation of the Company's Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business. Each of the businesses will operate as an independent, publicly-traded company. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
During second quarter 2016, we announced that the new BPO company will be named Conduent Incorporated (Conduent) and that the DT/DO company will retain the Xerox Corporation name. In addition, the CEO for each of the two new companies was announced, and an initial Form 10 registration statement for Conduent was filed with the U.S. Securities and Exchange Commission (SEC) on June 30, 2016. As part of the SEC's standard review process, we expect to receive comments from the SEC and file amendments to this filing to address SEC comments and to provide further information about the new company.
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. To effect the separation, Xerox will first undertake a series of internal transactions, following which Conduent Incorporated will hold, directly or through its subsidiaries, the BPO business. The separation will be completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox's shareholders.
Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of a Form 10 registration statement with the SEC, tax considerations, securing any necessary financing and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees.
In conjunction with the separation, Xerox also began a three-year strategic transformation program targeting a cumulative $2.4 billion of savings across all segments. The program is inclusive of ongoing activities and $600 of incremental transformation initiatives. Refer to Note 9- Restructuring Programs for additional information.

Xerox 2016 Form 10-Q

Note 2 – Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). In April 2016, the FASB issued ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018, and we will use the cumulative catch-up transition method. We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13 Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
Equity Method Accounting
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. This update is effective for our fiscal year beginning January 1, 2017, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
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

Xerox 2016 Form 10-Q

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
Other Updates
In 2016 and 2015, the FASB also issued the following Accounting Standards Updates which are not expected to have a material impact on our financial condition, results of operations or cash flows when adopted in future periods. Those updates are as follows:

•
Financial Instruments - Classification and Measurement: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update is effective for our fiscal year beginning January 1, 2018.

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

•
Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for our fiscal year ending December 31, 2016.

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

Xerox 2016 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2016
Services	$2,470	$236	$4,952	$426
Document Technology	1,752	221	3,391	388
Other	163	(80)	323	(146)
Total	$4,385	$377	$8,666	$668
2015
Services	$2,526	$181	$4,993	$368
Document Technology	1,880	235	3,710	467
Other	184	(62)	356	(109)
Total	$4,590	$354	$9,059	$726

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2016	2015	2016	2015
Segment Profit	$377	$354	$668	$726
Reconciling items:
Restructuring and related costs	(71)	(157)	(197)	(171)
Restructuring charges of Fuji Xerox	(1)	(1)	(1)	(2)
Business transformation costs(1)	—	(3)	(1)	(7)
Amortization of intangible assets	(78)	(79)	(167)	(156)
Non-service retirement-related costs(2)	(32)	(10)	(78)	(52)
Equity in net income of unconsolidated affiliates	(22)	(29)	(59)	(63)
Separation costs(3)	(28)	—	(36)	—
Other	—	(1)	—	—
Pre-tax Income	$145	$74	$129	$275
__________________________

(1)
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

(3)
Separation costs are expenses incurred in connection with Xerox's planned separation into two independent, publicly-traded companies. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services. Refer to Note 1 - Basis of Presentation for additional information regarding Xerox's planned separation.

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

Xerox 2016 Form 10-Q

Other Discontinued Operations
There were no Discontinued Operations as of June 30, 2016. Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	ITO	Other	Total	ITO	Other	Total
Revenues	$308	$—	$308	$619	$—	$619
Income from operations (1)	43	—	43	104	—	104
Loss on disposal	(68)	—	(68)	(72)	—	(72)
Net (loss) income before income taxes	$(25)	$—	$(25)	$32	$—	$32
Income tax expense	(70)	—	(70)	(93)	—	(93)
Loss from discontinued operations, net of tax	$(95)	$—	$(95)	$(61)	$—	$(61)
(1) ITO Income from operations excludes depreciation and amortization expenses of approximately $41 and $80 (including $7 and $14 of intangible amortization) for the three and six months ended June 30, 2015, respectively, since the business was held for sale.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2016	December 31, 2015
Amounts billed or billable	$2,209	$2,110
Unbilled amounts	345	289
Allowance for doubtful accounts	(77)	(80)
Accounts Receivable, Net	$2,477	$2,319

Unbilled receivables include receivables associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at June 30, 2016 and December 31, 2015 were approximately $826 and $849, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances, a portion of the sales proceeds is held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets and were $59 and $61 at June 30, 2016 and December 31, 2015, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2016 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $603 and $660 remained uncollected as of June 30, 2016 and December 31, 2015, respectively.
Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accounts receivable sales	$648	$586	$1,328	$1,188
Deferred proceeds	59	57	130	119
Loss on sales of accounts receivable	4	3	8	6
Estimated decrease to operating cash flows(1)	(34)	(27)	(57)	(10)
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
The principal value of finance receivables derecognized from our balance sheet was $163 and $238 (sales value of approximately $154 and $256) at June 30, 2016 and December 31, 2015, respectively.

Summary
The lease portfolios transferred and sold were from our Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $26 and $38 at June 30, 2016 and December 31, 2015, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $17 and $30 at June 30, 2016 and December 31, 2015, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Impact from prior sales of finance receivables(1)	$(51)	$(89)	$(110)	$(194)
Collections on beneficial interest	8	15	18	33
Estimated decrease to operating cash flows	$(43)	$(74)	$(92)	$(161)
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Provision	—	1	7		8
Charge-offs	(3)	(2)	(3)	—	(8)
Recoveries and other(3)	—	1	(2)	—	(1)
Balance at June 30, 2016	$54	$18	$51	$2	$125
Finance receivables as of June 30, 2016 collectively evaluated for impairment(4)	$2,149	$389	$1,424	$64	$4,026

Balance at December 31, 2014(1)	$51	$20	$58	$2	$131
Provision	4	1	5	1	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(3)	—	—	(6)	—	(6)
Balance at March 31, 2015	$55	$18	$56	$2	$131
Provision	3	1	6	—	10
Charge-offs	(3)	(2)	(5)	—	(10)
Recoveries and other(3)	(1)	1	3	—	3
Balance at June 30, 2015	$54	$18	$60	$2	$134
Finance receivables as of June 30, 2015 collectively evaluated for impairment(1),(4)	$2,074	$397	$1,619	$66	$4,156
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $125 and $134 at June 30, 2016 and 2015, respectively.
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

Xerox 2016 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2016				December 31, 2015(4)
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$183	$327	$93	$603	$195	$285	$91	$571
Government and education	554	54	6	614	575	48	7	630
Graphic arts	137	108	107	352	145	92	127	364
Industrial	85	71	24	180	89	62	22	173
Healthcare	82	48	16	146	90	46	19	155
Other	97	104	53	254	121	107	53	281
Total United States	1,138	712	299	2,149	1,215	640	319	2,174
Finance and other services	60	41	9	110	55	35	9	99
Government and education	58	7	1	66	59	7	2	68
Graphic arts	44	39	22	105	45	35	21	101
Industrial	24	13	4	41	23	12	3	38
Other	37	26	4	67	33	23	3	59
Total Canada	223	126	40	389	215	112	38	365
France	191	245	66	502	203	207	101	511
U.K./Ireland	198	83	2	283	235	91	3	329
Central(1)	207	165	23	395	206	186	25	417
Southern(2)	40	133	14	187	36	138	17	191
Nordics(3)	31	24	2	57	24	35	2	61
Total Europe	667	650	107	1,424	704	657	148	1,509
Other	41	20	3	64	41	16	1	58
Total	$2,069	$1,508	$449	$4,026	$2,175	$1,425	$506	$4,106
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$9	$4	$2	$15	$588	$603	$12
Government and education	13	4	4	21	593	614	25
Graphic arts	13	1	—	14	338	352	6
Industrial	3	2	1	6	174	180	5
Healthcare	3	2	1	6	140	146	5
Other	9	2	1	12	242	254	6
Total United States	50	15	9	74	2,075	2,149	59
Canada	3	—	—	3	386	389	10
France	4	—	—	4	498	502	29
U.K./Ireland	2	1	—	3	280	283	1
Central(1)	3	1	1	5	390	395	8
Southern(2)	7	2	2	11	176	187	7
Nordics(3)	1	—	—	1	56	57	2
Total Europe	17	4	3	24	1,400	1,424	47
Other	3	—	—	3	61	64	—
Total	$73	$19	$12	$104	$3,922	$4,026	$116

	December 31, 2015(4)
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$10	$2	$2	$14	$557	$571	$14
Government and education	12	1	4	17	613	630	37
Graphic arts	12	2	1	15	349	364	8
Industrial	5	1	1	7	166	173	7
Healthcare	4	1	1	6	149	155	9
Other	14	2	2	18	263	281	7
Total United States	57	9	11	77	2,097	2,174	82
Canada	3	—	—	3	362	365	9
France	—	—	—	—	511	511	25
U.K./Ireland	1	—	—	1	328	329	1
Central(1)	3	1	1	5	412	417	7
Southern(2)	8	2	3	13	178	191	10
Nordics(3)	1	—	—	1	60	61	4
Total Europe	13	3	4	20	1,489	1,509	47
Other	1	1	—	2	56	58	—
Total	$74	$13	$15	$102	$4,004	$4,106	$138
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

Note 7 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2016	December 31, 2015
Finished goods	$855	$792
Work-in-process	65	51
Raw materials	97	99
Total Inventories	$1,017	$942

Note 8 – Investment in Affiliates, at Equity
Our equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fuji Xerox	$19	$25	$52	$56
Other investments	3	4	7	7
Total Equity in Net Income of Unconsolidated Affiliates	$22	$29	$59	$63
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Summary of Operations:
Revenues	$2,450	$2,389	$5,128	$5,120
Costs and expenses	2,329	2,211	4,793	4,731
Income before income taxes	121	178	335	389
Income tax expense	44	63	109	129
Net Income	77	115	226	260
Less: Net income – noncontrolling interests	1	2	3	4
Net Income – Fuji Xerox	$76	$113	$223	$256
Weighted Average Exchange Rate(1)	107.84	121.39	111.62	120.27
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2016 Form 10-Q

Note 9 – Restructuring Programs
During the six months ended June 30, 2016, we recorded net restructuring and asset impairment charges of $186, which included approximately $197 of severance costs related to headcount reductions of approximately 6,100 employees worldwide, $4 of lease cancellation costs and $2 of asset impairments. These costs were offset by $12 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives, as well as a gain of $5 from the sale of real estate impaired in prior periods.
We also recorded $11 of costs during the six months ended June 30, 2016, primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the six months ended June 30, 2016 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2015	$22	$2	$—	$24
Provision	197	4	2	203
Reversals	(12)	—	(5)	(17)
Net Current Period Charges(1)	185	4	(3)	186
Charges against reserve and currency	(64)	(5)	3	(66)
Balance at June 30, 2016	$143	$1	$—	$144
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Charges against reserve	$(39)	$(175)	$(66)	$(212)
Asset impairments	2	146	2	146
Effects of foreign currency and other non-cash items	—	(1)	(1)	5
Restructuring Cash Payments	$(37)	$(30)	$(65)	$(61)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services (1)	$25	$149	$62	$154
Document Technology	42	8	128	17
Other	(4)	—	(4)	—
Total Net Restructuring Charges	$63	$157	$186	$171
 _____________________________

(1)	The three and six months ended June 30, 2015 includes $146 of software asset impairment charges.

Xerox 2016 Form 10-Q

Note 10 – Debt
Term Loan Facility
On March 4, 2016, Xerox Corporation entered into a $1.0 billion senior unsecured term facility. The facility was fully drawn by April 1, 2016 ($750 was drawn on March 11, 2016 and $250 on April 1, 2016) and must be repaid on the earlier of 364 days or upon receipt of financing related to the separation of Xerox into two independent publicly traded companies. Refer to Note 1- Basis of Presentation for information regarding the planned Company separation. Borrowings under the facility currently bear interest at a rate of LIBOR plus 1.50% and current interest rates vary between 2.13% and 2.16%.
The proceeds of the facility were used to repay maturing debt of $950 ($700 of 6.40% Senior Notes on March 15, 2016 and $250 of 7.20% Notes on April 1, 2016).

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense(1)	$81	$88	$169	$177
Interest income(2)	84	89	169	181
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of June 30, 2016, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $18 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at June 30, 2016:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$18	2.52%	4.5%	Libor	2021

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

Xerox 2016 Form 10-Q

At June 30, 2016 and December 31, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,843 and $3,212 respectively, with terms less than 12 months. The associated currency exposures being hedged at June 30, 2016 were consistent with year-end, and there has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net asset/(liability) fair value of these contracts were $37 and $(1) as of June 30, 2016 and December 31, 2015, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$39	$4
	Other current liabilities	(2)	(4)
Foreign currency options	Other current liabilities	—	(1)
Interest rate swaps	Other long-term assets	18	7
	Net Designated Derivative Asset	$55	$6

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$115	$51
	Other current liabilities	(12)	(8)
	Net Undesignated Derivative Asset	$103	$43

Summary of Derivatives	Total Derivative Assets	$172	$62
	Total Derivative Liabilities	(14)	(13)
	Net Derivative Asset	$158	$49
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2016	2015	2016	2015
Fair Value Hedges - Interest rate contracts
Derivative gain (loss) recognized in interest expense	$2	$(4)	$11	$—
Hedged item (loss) gain recognized in interest expense	(2)	4	(11)	—

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain (loss) recognized in OCI (effective portion)	$41	$(24)	$57	$7
Derivative gain (loss) reclassified from AOCI to income - Cost of sales (effective portion)	8	—	7	(10)
During the three and six months ended June 30, 2016 and 2015, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

Xerox 2016 Form 10-Q

At June 30, 2016, a net after-tax gain of $33 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2016	2015	2016	2015
Foreign exchange contracts – forwards	Other expense – Currency gains (loss), net	$78	$(50)	$149	$(35)
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three and six months ended June 30, 2016, currency gains (losses), net were $3 and $(1), respectively. For the three and six months ended June 30, 2015, currency gains (losses), net were $5 and $(1), respectively.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2016	December 31, 2015
Assets:
Foreign exchange contracts - forwards	$154	$55
Interest rate swaps	18	7
Deferred compensation investments in cash surrender life insurance	94	92
Deferred compensation investments in mutual funds	35	33
Total	$301	$187
Liabilities:
Foreign exchange contracts - forwards	$14	$12
Foreign currency options	—	1
Deferred compensation plan liabilities	127	125
Total	$141	$138
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

Xerox 2016 Form 10-Q

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,203	$1,203	$1,368	$1,368
Accounts receivable, net	2,477	2,477	2,319	2,319
Short-term debt	2,029	2,048	985	976
Long-term debt	5,355	5,394	6,354	6,395
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

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$10	$9	$2	$2
Interest cost	35	38	53	53	8	8
Expected return on plan assets	(36)	(38)	(69)	(74)	—	—
Recognized net actuarial loss	7	6	17	21	—	1
Amortization of prior service credit	(1)	—	(1)	(2)	(1)	(8)
Recognized settlement loss	17	18	—	—	—	—
Recognized curtailment gain	—	—	—	—	—	(22)
Defined Benefit Plans	23	25	10	7	9	(19)
Defined contribution plans	15	15	10	11	n/a	n/a
Net Periodic Benefit Cost	38	40	20	18	9	(19)

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss (Income):
Net actuarial loss (gain)(2)	134	(140)	—	(2)	(34)	(58)
Amortization of prior service credit	1	—	1	2	1	8
Amortization of net actuarial loss	(24)	(24)	(17)	(21)	—	(1)
Curtailment gain - recognition of net prior service credit	—	—	—	—	—	22
Total Recognized in Other Comprehensive Loss (Income)(3)	111	(164)	(16)	(21)	(33)	(29)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss (Income)	$149	$(124)	$4	$(3)	$(24)	$(48)

Xerox 2016 Form 10-Q

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015	2016	2015
Service cost	$2	$2	$16	$17	$3	$4
Interest cost	73	76	105	106	16	17
Expected return on plan assets	(76)	(76)	(133)	(147)	—	—
Recognized net actuarial loss	12	13	34	40	1	1
Amortization of prior service credit	(1)	(1)	(2)	(2)	(2)	(15)
Recognized settlement loss	46	45	—	—	—	—
Recognized curtailment gain	—	—	—	—	—	(22)
Defined Benefit Plans	56	59	20	14	18	(15)
Defined contribution plans(1)	29	31	20	20	n/a	n/a
Net Periodic Benefit Cost	85	90	40	34	18	(15)

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss (Income):
Net actuarial loss (gain)(2)	257	(52)	—	(2)	(34)	(58)
Amortization of prior service credit	1	1	2	2	2	15
Amortization of net actuarial loss	(58)	(58)	(34)	(40)	(1)	(1)
Curtailment gain - recognition of net prior service credit	—	—	—	—	—	22
Total Recognized in Other Comprehensive Loss (Income)(3)	200	(109)	(32)	(40)	(33)	(22)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss (Income)	$285	$(19)	$8	$(6)	$(15)	$(37)
_____________________________

(1)
The six months ended June 30, 2015 excludes defined contribution expense of $4 related to our ITO business, which was reported as a discontinued operation up to its sale on June 30, 2015. Refer to Note 4 - Divestitures for additional information regarding this sale.

(2)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(3)	Amounts represent the pre-tax effect included within Other comprehensive loss. Refer to Note 15 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	Est. 2016(1)	2015
U.S. Plans	$13	$13	$25	$177
Non-U.S. Plans	58	85	115	132
Total	$71	$98	$140	$309

Retiree Health	$30	$29	$65	$63
___________

(1)
These full year estimates are based on current expectations that we will make additional 2016 cash contributions of $69 ($12 U.S. and $57 Non-U.S) to our defined benefit pension plans and $35 to our retiree health benefit plans.

The 2016 expected pension plan contributions do not include any planned contributions for our domestic tax-qualified defined benefit plans because none are required to meet the minimum funding requirements. However, the desirability of making additional contributions will continue to be assessed, and we may voluntarily decide to contribute to these plans later in 2016.
Plan Amendments
In June 2015, we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retire before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax

Xerox 2016 Form 10-Q

curtailment gain of $22 in the second quarter 2015. The gain represents the recognition of deferred gains from other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees.

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$1,013	$3,017	$9,686	$(4,642)	$9,074	$43	$9,117
Comprehensive income, net	—	—	189	56	245	4	249
Cash dividends declared - common(1)	—	—	(159)	—	(159)	—	(159)
Cash dividends declared - preferred(2)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	—	30	—	—	30	—	30
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Balance at June 30, 2016	$1,013	$3,047	$9,704	$(4,586)	$9,178	$38	$9,216

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	237	(140)	97	10	107
Cash dividends declared - common(1)	—	—	—	(155)	—	(155)	—	(155)
Cash dividends declared - preferred(2)	—	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	3	54	—	—	—	57	—	57
Payments to acquire treasury stock, including fees	—	—	(611)	—	—	(611)	—	(611)
Cancellation of treasury stock	(30)	(370)	400	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(42)	(42)
Balance at June 30, 2015	$1,097	$3,967	$(316)	$9,605	$(4,299)	$10,054	$43	$10,097
_____________________________

(1)	Cash dividends declared on common stock of $0.0775 per share in each quarter of 2016 and $0.07 per share in each quarter of 2015.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2016 and 2015.

(3)	Refer to Note 15 - Other Comprehensive (Loss) Income for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the second quarter 2016.

Xerox 2016 Form 10-Q

Note 15 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(75)	$(77)	$191	$194	$118	$114	$(315)	$(315)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains (losses)	41	30	(24)	(18)	57	39	7	7
Changes in cash flow hedges reclassed to earnings(1)	(8)	(5)	—	(1)	(7)	(5)	10	4
Other (losses) gains	(1)	(1)	1	—	(1)	(1)	—	(1)
Net Unrealized Gains (Losses)	32	24	(23)	(19)	49	33	17	10

Defined Benefit Plans (Losses) Gains:
Net actuarial (losses) gains	(100)	(62)	200	123	(223)	(138)	112	69
Prior service amortization(2)	(3)	(2)	(32)	(19)	(5)	(3)	(40)	(24)
Actuarial loss amortization/settlement(2)	41	28	46	32	93	63	99	67
Fuji Xerox changes in defined benefit plans, net(3)	(25)	(25)	8	8	(100)	(100)	27	27
Other gains (losses)(4)	81	81	(76)	(77)	86	86	27	26
Changes in Defined Benefit Plans (Losses) Gains	(6)	20	146	67	(149)	(92)	225	165

Other Comprehensive (Loss) Income	(49)	(33)	314	242	18	55	(73)	(140)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(1)	(1)	1	1	(1)	(1)	—	—
Other Comprehensive (Loss) Income Attributable to Xerox	$(48)	$(32)	$313	$241	$19	$56	$(73)	$(140)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2016	December 31, 2015
Cumulative translation adjustments	$(2,287)	$(2,402)
Other unrealized gains, net	34	1
Benefit plans net actuarial losses and prior service credits(1)	(2,333)	(2,241)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,586)	$(4,642)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2016 Form 10-Q

Note 16 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$155	$107	$189	$298
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Net Income From Continuing Operations Available to Common Shareholders	149	101	177	286
Net loss from discontinued operations attributable to Xerox	—	(95)	—	(61)
Net Income Available to Common Shareholders	$149	$6	$177	$225

Weighted average common shares outstanding	1,013,284	1,087,720	1,013,164	1,098,370
Basic Earnings per Share:
Continuing operations	$0.15	$0.09	$0.17	$0.26
Discontinued operations	—	(0.08)	—	(0.06)
Total	$0.15	$0.01	$0.17	$0.20

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$155	$107	$189	$298
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Net Income From Continuing Operations Available to Common Shareholders	$149	$101	$177	$286
Net loss from discontinued operations attributable to Xerox	—	(95)	—	(61)
Net Income Available to Common Shareholders	$149	$6	$177	$225

Weighted average common shares outstanding - Basic	1,013,284	1,087,720	1,013,164	1,098,370
Common shares issuable with respect to:
Stock options	822	1,409	837	1,615
Restricted stock and performance shares	7,915	16,140	7,156	15,300
Convertible preferred stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	1,022,021	1,105,269	1,021,157	1,115,285
Diluted Earnings per Share:
Continuing operations	$0.15	$0.09	$0.17	$0.26
Discontinued operations	—	(0.08)	—	(0.06)
Total	$0.15	$0.01	$0.17	$0.20

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	1,944	2,590	1,930	2,384
Restricted stock and performance shares	15,909	13,981	16,669	14,820
Convertible preferred stock	26,966	26,966	26,966	26,966
Total Anti-Dilutive Securities	44,819	43,537	45,565	44,170

Dividends per Common Share	$0.0775	$0.0700	$0.1550	$0.1400

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
Brazil Tax and Labor Contingencies
Our Brazilian operations are involved in various litigation matters and have received, or been the subject of, numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals, gross revenue taxes and import taxes and duties. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees.
As of June 30, 2016, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $751, with the increase from December 31, 2015 balance of approximately $577 primarily related to currency and interest. With respect to the unreserved balance of $751, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2016, we had $87 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18, and additional letters of credit and surety bonds of approximately $143 and $88, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively, the "Xerox Defendants") violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Xerox Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Xerox Defendants filed their Answer in June, 2014 denying all allegations. The Xerox Defendants will continue to vigorously defend themselves in this matter. We do not believe it is probable that we will incur a material loss in excess of the amount accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiff’s counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on our results of

Xerox 2016 Form 10-Q

operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Other Matters
On January 5, 2016, the Consumer Financial Protection Bureau (CFPB) notified Xerox Education Services, Inc. (XES) that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against XES, alleging that XES violated the Consumer Financial Protection Act’s prohibition of unfair practices. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action is recommended or commenced. This notice stems from an inquiry that commenced in 2014 when the Company, through XES, received and responded to a Civil Investigative Demand containing a broad request for information. During this process, XES self-disclosed to the Department of Education and the CFPB certain adjustments it had become aware that had not been timely made relating to its servicing of a small percentage of third-party student loans under outsourcing arrangements for various financial institutions. The CFPB and the Department of Education, as well as certain states' attorney general offices and other regulatory agencies, began similar reviews. The Company has cooperated and continues to fully cooperate with all regulatory agencies, and XES has submitted its NORA response. The Company cannot provide assurance that the CFPB or another party will not ultimately commence a legal action against XES in this matter nor is the Company able to predict the likely outcome of the investigations into this matter.
Other Contingencies
We have issued or provided the following guarantees as of June 30, 2016:

•
$367 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$783 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2016, we serviced a FFEL portfolio of approximately 1.7 million loans with an outstanding principal balance of approximately $25.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2016, other current liabilities included reserves of approximately $4 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.
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

Xerox 2016 Form 10-Q

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

Overview
Planned Company Separation
On January 29, 2016, Xerox announced plans for the complete legal and structural separation of the Company's Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business. Each of the businesses will operate as an independent, publicly-traded company. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
During second quarter 2016, we announced that the new BPO company will be named Conduent Incorporated (Conduent) and that the DT/DO company will retain the Xerox Corporation name. The CEO for each of the two new companies was announced, and an initial Form 10 registration statement for Conduent was filed with the U.S. Securities and Exchange Commission (SEC) on June 30, 2016. As part of the SEC's standard review process, we expect to receive comments from the SEC and file amendments to this filing to address SEC comments and to provide further information about the new company.
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. To effect the separation, Xerox will first undertake a series of internal transactions, following which Conduent will hold, directly or through its subsidiaries, the BPO business. The separation will be completed by way of a pro rata distribution of Conduent Incorporated shares held by Xerox to Xerox's shareholders.
Our objective is to complete the separation by year-end 2016, subject to customary regulatory approvals, the effectiveness of the Form 10 registration statement with the SEC, tax considerations, securing any necessary financing and final approval of the Xerox Board of Directors. Until the separation is complete, we will continue to operate and report as a single company, and it will continue to be business as usual for our customers and employees.
In conjunction with the separation, Xerox also began a three-year strategic transformation program targeting a cumulative $2.4 billion of savings across all segments. The program is inclusive of ongoing activities and $600 million of incremental transformation initiatives.

Xerox 2016 Form 10-Q

Second Quarter 2016 Review
Second quarter 2016 results reflected solid progress. Although year over year revenues declined in total and in both segments, operating margin, earnings and segment margins all improved primarily reflecting cost and productivity improvements, including benefits from our strategic cost transformation program.
Total revenue of $4.4 billion for the second quarter 2016 declined 4% from second quarter 2015 with minimal overall negative impact from currency. Services segment revenues of $2.5 billion, which represented 56% of total revenues, decreased 2% with a 1-percentage point negative impact from currency. An increase in Document Outsourcing revenues was offset by a decrease in Business Processing Outsourcing revenues. Services segment margin of 9.6% increased 2.4-percentage points from second quarter 2015, primarily reflecting improvements in our BPO business. Document Technology segment revenues of $1.8 billion decreased by 7%, with a 1-percentage point negative impact from currency and represented a moderation in the rate of revenue decline as compared to prior periods. Document Technology segment margin of 12.6% increased 0.1-percentage point as compared to prior year and 2.4-percentage points from the prior quarter.
Total revenue of $8.7 billion for the six months ended June 30, 2016 declined 4% from the prior year including a 1-percentage point negative impact from currency. Services segment revenues of $5.0 billion, which represented 57% of total revenues, decreased 1% with a 1-percentage point negative impact from currency. Services segment margin of 8.6% increased 1.2-percentage points from the prior year. Document Technology segment revenues of $3.4 billion decreased by 9%, with a 2-percentage point negative impact from currency. Document Technology segment margin of 11.4% decreased 1.2-percentage points as compared to prior year.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2016 was $155 million and $189 million, respectively, and included after-tax costs of $156 million and $353 million, respectively, related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and separation costs, resulting in adjusted net income of $311 million and $542 million, respectively. Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2015 was $107 million and $298 million, respectively, and included $157 million and $244 million, respectively, related to the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted net income of $264 million and $542 million, respectively. The increase in adjusted net income for the second quarter 2016 primarily reflects lower income taxes and improved operating profits. Year-to-date adjusted net income was flat as compared to the prior year as lower operating profit was offset by lower income taxes.
Cash provided by operating activities was $152 million for the six months ended June 30, 2016, as compared to cash provided by operating activities of $462 million in the prior year period. The $310 million decrease is primarily due to lower pre-tax earnings, increased working capital, payments related to the prior year Health Enterprise settlement and separation costs. Cash used in investing activities of $192 million includes a $52 million dollar payment to Atos, reflecting the final working capital adjustments associated with the 2015 sale of the ITO business, and capital expenditures (including internal use software) of $145 million. Cash used in financing activities of $129 million primarily reflects $161 million for dividends and $12 million of distributions to noncontrolling interests partially offset by $42 million of net proceeds on debt.
2016 Outlook
We continue to expect total revenues to decline 2 to 4% in 2016, excluding the impact of currency which at June 30, 2016 exchange rates, is expected to have about a 1-percentage point negative impact on total revenues in 2016. We continue to expect margin improvements in the Services segment and a Document Technology segment margin in the 12 to 14% range.
2016 full-year earnings are expected to be negatively impacted by separation costs estimated at $175 million to $200 million as well as restructuring and related costs of about $300 million. We also expect to incur additional tax costs related to the separation, which are currently estimated to be in the range of $40 million to $50 million. Reported and adjusted earnings expectations remain unchanged for the full-year.

We expect full year 2016 cash flows from operations to be between $950 million and $1.2 billion reflecting increased cash requirements for separation costs and restructuring. Capital expenditures are expected to be approximately $350 million, which includes approximately $50 million for separation activities.

Xerox 2016 Form 10-Q

Recent Developments
On June 23, 2016, a referendum was held in the United Kingdom in which it was decided that the United Kingdom would withdraw from the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused financial market volatility during the current period, and we anticipate this volatility will likely continue into the future. Brexit did not, however, have a material impact on our financial statements for the period ended June 30, 2016. Approximately 5% of the Company's total revenues are pound sterling-denominated, and approximately 15% are Euro-denominated.

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	% Change	CC % Change	2016	2015	% Change	CC % Change	% of Total Revenue 2016	% of Total Revenue 2015
Equipment sales	$675	$719	(6)%	(5)%	$1,235	$1,343	(8)%	(7)%	14%	15%
Annuity revenue	3,710	3,871	(4)%	(3)%	7,431	7,716	(4)%	(2)%	86%	85%
Total Revenue	$4,385	$4,590	(4)%	(4)%	$8,666	$9,059	(4)%	(3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,145	$1,224	(6)%	(5)%	$2,166	$2,350	(8)%	(6)%
Less: Supplies, paper and other sales	(470)	(505)	(7)%	(5)%	(931)	(1,007)	(8)%	(5)%
Equipment Sales	$675	$719	(6)%	(5)%	$1,235	$1,343	(8)%	(7)%

Outsourcing, maintenance and rentals	$3,158	$3,279	(4)%	(3)%	$6,335	$6,532	(3)%	(2)%
Add: Supplies, paper and other sales	470	505	(7)%	(5)%	931	1,007	(8)%	(5)%
Add: Financing	82	87	(6)%	(5)%	165	177	(7)%	(5)%
Annuity Revenue	$3,710	$3,871	(4)%	(3)%	$7,431	$7,716	(4)%	(2)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.

Total revenue for second quarter 2016 decreased 4% as compared to second quarter 2015, with minimal overall negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 1% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues (including revenues from the Pound Sterling, which represent approximately 5% of the total), while overall non-U.S. revenues represent almost one third of the total. Second quarter 2016 total revenues reflect the following:

•	Annuity revenue decreased 4% as compared to second quarter 2015, with a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,158 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. These revenues declined 4%, with a 1-percentage point negative impact from currency, primarily due to a continued decline in the Document Technology segment as well as a modest decline in the Services segment.

Xerox 2016 Form 10-Q

◦
Supplies, paper and other sales of $470 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The 7% decline in these revenues included a 2-percentage point negative impact from currency, reduced supplies demand as a result of lower equipment sales in prior periods, continued weakness in developing markets and lower OEM supplies sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within the Document Technology segment. The 6% decline in these revenues reflected a 1-percentage point negative impact from currency and a declining finance receivables balance due to lower equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing (DO) business within our Services segment. Equipment sales revenue decreased 6% as compared to second quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by continued developing markets weakness as well as overall price declines that continue to be within our historical range of 5% to 10%.

Total revenue for the six months ended June 30, 2016 decreased 4% as compared to the prior period, with a 1-percentage point negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 3% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues, while overall non-U.S. revenues represent almost one third of the total. Total revenue for the six months ended June 30, 2016 reflects the following:

•
Annuity revenue for the six months ended June 30, 2016 decreased 4% as compared to the prior year period, with a 2-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $6,335 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue both primarily within our Document Technology segment. These revenues declined 3%, with a 1-percentage point negative impact from currency, primarily due to a continued decline in the Document Technology segment as well as a modest decline in the Services segment.

◦
Supplies, paper and other sales of $931 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The 8% decline in these revenues included a 3-percentage point negative impact from currency, reduced supplies demand as a result of lower equipment sales in prior periods, continued weakness in developing markets and lower OEM supplies sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within the Document Technology segment. The 7% decline in these revenues reflected a 2-percentage point negative impact from currency and a declining finance receivables balance due to lower equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing (DO) business within our Services segment. Equipment sales revenue decreased 8% as compared to the prior year period, with a 1-percentage point negative impact from currency. The decline was driven by continued developing markets weakness and product launch timing as well as overall price declines that continue to be within our historical range of 5% to 10%.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2016 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,
	Reported				Adjusted (1)
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	31.2%	31.1%	0.1	pts.	31.4%	31.2%	0.2	pts.
RD&E as a % of Revenue	2.9%	3.1%	0.2	pts.	2.8%	3.1%	0.3	pts.
SAG as a % of Revenue	19.7%	19.7%	—	pts.	19.3%	19.6%	0.3	pts.

Pre-tax Income Margin	3.3%	1.6%	1.7	pts.	N/A	N/A	N/A
Operating Margin (1)	N/A	N/A	N/A		9.3%	8.5%	0.8	pts.

	Six Months Ended June 30,
	Reported				Adjusted (1)
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	30.5%	31.1%	(0.6)	pts.	30.9%	31.4%	(0.5)	pts.
RD&E as a % of Revenue	3.0%	3.1%	0.1	pts.	2.9%	3.0%	0.1	pts.
SAG as a % of Revenue	20.1%	20.1%	—	pts.	19.7%	19.8%	0.1	pts.

Pre-tax Income Margin	1.5%	3.0%	(1.5)	pts.	N/A	N/A	N/A
Operating Margin (1)	N/A	N/A	N/A		8.3%	8.5%	(0.2)	pts.

______________
(1) Refer to the Operating Income/Margin and the Key Financial Ratios reconciliation tables in the "Non-GAAP Financial Measures" section.
Pre-tax Income Margin
Second quarter 2016 pre-tax income margin of 3.3% increased 1.7-percentage points as compared to second quarter 2015 primarily due to an improved operating margin (see below) as well as lower restructuring and related costs and Other expenses, net. Partially offsetting these items were an increase in non-service retirement related costs of $22 million, due primarily to a $22 million curtailment gain recorded in the second quarter 2015, and separation costs.

Pre-tax income margin for the six months ended June 30, 2016 of 1.5% decreased 1.5-percentage points as compared to prior year primarily due to separation costs, higher restructuring and related costs and amortization of intangible assets, which are all discussed in subsequent sections. In addition, an increase in non-service retirement related costs of $26 million, due primarily to the $22 million curtailment gain recorded in the second quarter 2015, also contributed to the decline in pre-tax margin.

Additional analysis on changes in restructuring and related costs, amortization of intangible assets, separation costs and other expenses, net are included in subsequent sections.
Operating Margin
Second quarter 2016 operating margin1 of 9.3% increased 0.8-percentage points as compared to second quarter 2015 driven by Services improvement, where cost and productivity improvements offset revenue declines.
Operating Margin1 for the six months ended June 30, 2016 of 8.3% decreased 0.2-percentage points as compared to the prior year period as the operating margin decline in Document Technology, where productivity improvements only partially offset revenue declines and currency impacts, was only partially offset by Services improvement, where cost and productivity improvements more than offset revenue declines.
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2016 Form 10-Q

Gross Margin
Second quarter 2016 gross margin of 31.2% increased 0.1-percentage points as compared to second quarter 2015. On an adjusted1 basis, gross margin of 31.4% increased by 0.2-percentage points. Services gross margin improved by 1.8-percentage points year-over-year while Document Technology gross margin increased 0.1-percentage point. These increases were partially offset by the higher proportion of our revenue from Services (which historically has a lower gross margin).
Gross Margin for the six months ended June 30, 2016 of 30.5% decreased 0.6-percentage points as compared to the prior year period. On an adjusted1 basis, gross margin of 30.9% decreased by 0.5-percentage points. Services gross margin improved by 0.9-percentage point year-over-year while Document Technology gross margin decreased 0.4-percentage points. The overall decrease is primarily due to the higher proportion of our revenue from Services (which historically has a lower gross margin).
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change
R&D	$104	$112	$(8)	$213	$221	$(8)
Sustaining engineering	24	30	(6)	49	62	(13)
Total RD&E Expenses	$128	$142	$(14)	$262	$283	$(21)

Second quarter 2016 RD&E as a percentage of revenue of 2.9% decreased 0.2-percentage point from second quarter 2015. On an adjusted1 basis, RD&E was 2.8% of revenue and decreased 0.3-percentage points due to restructuring and a higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $128 million decreased by $14 million compared to second quarter 2015. On an adjusted1 basis, RD&E of $122 million decreased by $19 million.
RD&E as a percentage of revenue for the six months ended June 30, 2016 of 3.0% decreased 0.1-percentage points from the prior year period. On an adjusted1 basis, RD&E was 2.9% of revenue and decreased 0.1-percentage points due to restructuring and a higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $262 million decreased by $21 million compared to the six months ended June 30, 2015. On an adjusted1 basis, RD&E of $248 million decreased by $27 million. We strategically coordinate R&D with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.7% was flat from second quarter 2015. On an adjusted1 basis, SAG was 19.3% of revenue and decreased 0.3-percentage points. Restructuring and productivity improvements and a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) offset higher marketing and communications spending, due primarily to our participation at the Drupa printing trade show, and the decline in total company revenue.
SAG of $862 million was $44 million lower than second quarter 2015. On an adjusted1 basis, SAG of $848 million decreased $53 million, included a $10 million favorable impact from currency, and reflected the following:

•	$22 million decrease in selling expenses.

•	$27 million decrease in general and administrative expenses.

•	$4 million decrease in bad debt expense. Second quarter 2016 bad debt expense remained at less than one percent of receivables.
SAG as a percentage of revenue for six months ended June 30, 2016 of 20.1% was flat from the prior year period. On an adjusted1 basis, SAG was 19.7% of revenue and decreased 0.1-percentage point from the prior year period. Restructuring and productivity improvements, a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), and lower bad debt expense offset higher marketing and communications spending, due primarily to our participation at the Drupa printing trade show.

Xerox 2016 Form 10-Q

The decline in total company revenue and higher marketing and communications spend was more than offset by restructuring and productivity improvements, lower bad debt expense and a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue).
SAG of $1,744 million for six months ended June 30, 2016 was $77 million lower than the prior year period. On an adjusted1 basis, SAG of $1,709 million decreased $88 million, included a $28 million favorable impact from currency, and reflected the following:

•	$43 million decrease in selling expenses.

•	$35 million decrease in general and administrative expenses.

•	$10 million decrease in bad debt expense. Second quarter 2016 bad debt expense remained at less than one percent of receivables.

Restructuring and Related Costs
During second quarter 2016, Restructuring and related costs of $71 million included restructuring and asset impairment charges of $63 million as well as $8 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program.
Second quarter 2016 net restructuring and asset impairment charges of $63 million included $73 million of severance costs related to headcount reductions of approximately 1,300 employees worldwide, $2 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $9 million of net reversals for changes in estimated reserves from prior period initiatives as well as a $5 million gain from the sale of real estate impaired in prior periods.
During the six months ended June 30, 2016 Restructuring and related costs of $197 million included restructuring and asset impairment charges of $186 million as well as $11 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program.
During the six months ended June 30, 2016, we recorded net restructuring and asset impairment charges of $186 million, which included $197 million of severance costs related to headcount reductions of approximately 6,100 employees worldwide, $4 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $12 million of net reversals for changes in estimated reserves from prior period initiatives as well as a $5 million gain from the sale of real estate impaired in prior periods.
Approximately 65% of the 2016 charges related to our Document Technology segment, and 35% to our Services segment. 2016 actions impacted several functional areas, with approximately 55% of the costs focused on gross margin improvements and approximately 40% on SAG reductions with the remainder focused on RD&E optimization.
During second quarter 2015, we recorded net restructuring and asset impairment charges of $157 million. Net restructuring charges of $11 million included $17 million of severance costs related to headcount reductions of approximately 420 employees worldwide and $2 million of lease cancellation costs partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives. Asset impairment charges of $146 million were associated with software asset impairments resulting from a change in our Government Healthcare Solutions strategy in the Services segment. See Services section within "Segment Review" for further discussion.
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
The restructuring reserve balance as of June 30, 2016 for all programs was $144 million, of which $139 million is expected to be spent over the next twelve months.
We expect to incur restructuring and related costs of approximately $40 million in third quarter 2016 for actions and initiatives that have not yet been finalized. We expect to incur restructuring and related costs totaling approximately $300 million for full-year 2016.
Refer to Note 9 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Xerox 2016 Form 10-Q

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
During the three and six months ended June 30, 2016, we recorded separation costs of $28 and $36 million, respectively. For full-year 2016, we have refined our estimates and now expect to incur separation costs of approximately $175 to $200 million, which exclude tax-related separation costs discussed below in Income Taxes. We continue to anticipate separation-related capital spending of approximately $50 million for full-year 2016.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2016 of $167 million increased $11 million compared to the prior year period primarily due to the impairment of a customer relationship asset resulting from a lost contract.
Worldwide Employment
Worldwide employment was approximately 131,800 as of June 30, 2016 and decreased by 11,800 from December 31, 2015, due primarily to the impact of seasonal reductions as well as restructuring and productivity-related reductions.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Non-financing interest expense	$49	$56	$104	$112
Interest income	(2)	(2)	(4)	(4)
Losses (gains) on sales of businesses and assets(1)	4	6	(16)	(10)
Currency (gains) losses, net	(3)	(5)	1	1
Litigation matters	6	3	13	2
Loss on sales of accounts receivable	4	3	8	6
Deferred compensation investment gains	(3)	—	(3)	(4)
All other expenses, net	—	7	9	11
Total Other Expenses, Net	$55	$68	$112	$114
_______________
(1) Excludes the loss on sale of the ITO business reported in Discontinued Operations
Note: Total Other Expenses, Net with the exception of Deferred compensation investment (gains) losses are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2016 of $49 million and $104 million, respectively, was $7 million and $8 million, respectively, lower than the prior year comparable periods. When combined with financing interest expense (cost of financing), total company interest expense declined by $7 million and $8 million, respectively, from the prior year comparable period, primarily driven by a lower average cost of debt, primarily due to a lower rate on our one-year $1.0 billion senior unsecured term facility, and a lower debt balance.
Gains on Sales of Businesses and Assets: The six months ended June 30, 2016 and 2015 include gains on the sale of surplus technology assets of $17 million and $14 million, respectively.
Litigation Matters: The six months ended June 30, 2016 and 2015 litigation matters reflect probable losses and reserves for various legal matters.
Income Taxes
Second quarter 2016 effective tax rate was 6.2%. On an adjusted1 basis, second quarter 2016 tax rate was 17.8%. Both rates were lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized

Xerox 2016 Form 10-Q

tax positions upon conclusion of several audits as well as foreign tax credits resulting from anticipated dividends from our foreign subsidiaries. The effective tax rate of 6.2% also included tax-related separation costs, which are discussed below.
The effective tax rate for the six months ended June 30, 2016 was (4.7%). On an adjusted1 basis, the six months ended June 30, 2016 tax rate was 19.8%. Both rates were lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized tax positions upon conclusion of several audits, foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, and the geographical mix of profits.
Second quarter 2015 effective tax rate was (12.2%) and was negative primarily due to the discrete tax benefit of the software impairment charge. On an adjusted1 basis, second quarter 2015 tax rate was 25.3%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance.
The effective tax rate for the six months ended June 30, 2015 was 10.9% primarily due to the discrete tax benefit of the second quarter 2015 software impairment charges. On an adjusted1 basis, the six months ended June 30, 2015 tax rate was 25.5%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our estimated full year effective tax rate includes a benefit of approximately 20-percentage points from these non-U.S. operations, which is a result of our current geographical mix of pre-tax income adjusted for any available foreign tax credit benefits.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our estimated effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement-related costs, separation costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 26% to 28% for the second half of 2016 and approximately 24% to 26% for full-year 2016.
Tax-related Separation Costs
We recorded a deferred tax benefit/asset of $14 million on our separation costs for the six months ended June 30, 2016. We expect a portion of this deferred tax asset will be eliminated at the time the separation is executed, as certain separation costs will be non-deductible.
In connection with the actual legal separation of the company, we expect to effect certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. Although we believe that, for the most part, this reorganization of entities can be completed in a tax-free manner, we do expect to incur incremental income tax expense associated with certain elements of the reorganization. Accordingly, in second quarter 2016, we recorded $26 million for the estimated income tax on the book/tax basis differences currently associated with our investments in certain subsidiaries that are expected to be impacted by these internal reorganizations. Upon final separation of the company, we also expect to recognize additional income tax expense in certain state and international jurisdictions primarily related to the change in realizability of certain deferred tax assets. At present, we estimate that this additional income tax expense will be approximately $15 to $25 million, for a total of $40 to $50 million for full-year 2016.

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total equity in net income of unconsolidated affiliates	$22	$29	$59	$63
Fuji Xerox after-tax restructuring costs included in equity income	1	1	1	2

Xerox 2016 Form 10-Q

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $7 million and $4 million for the three and six months ended June 30, 2016, respectively, is primarily due to our share of Fuji Xerox's lower net income, partially offset by translation currency impacts.
Net Income from Continuing Operations
Second quarter 2016 net income from continuing operations attributable to Xerox was $155 million, or $0.15 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $311 million, or $0.30 per diluted share. Second quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, and separation costs.
Second quarter 2015 net income from continuing operations attributable to Xerox was $107 million, or $0.09 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $264 million, or $0.23 per diluted share. Second quarter 2015 adjustments to net income include the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2016 was $189 million or $0.17 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $542 million, or $0.52 per diluted share, and reflects the adjustments for the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, and separation costs.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2015 was $298 million, or $0.26 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $542 million, or $0.47 per diluted share, and reflects the adjustments for amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
Refer to Note 16 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Information Technology Outsourcing (ITO):
In fourth quarter 2014, we announced an agreement to sell the ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. There were no Discontinued Operations as of June 30, 2016.
Refer to Note 4 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income
Second quarter 2016 net income attributable to Xerox was $155 million, or $0.15 per diluted share. Second quarter 2015 net income attributable to Xerox was $12 million, or $0.01 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2016 was $189 million, or $0.17 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2015 was $237 million, or $0.20 per diluted share.
Other Comprehensive Income (Loss)
Second quarter 2016 Other comprehensive loss attributable to Xerox was $32 million as compared to income of $241 million in the second quarter 2015. The change of $273 million, is primarily due to a $271 million change from the translation of our foreign currency denominated net assets. The second quarter 2016 reflects translation losses of $77 million primarily as a result of the weakening of the Euro and Pound Sterling as compared to the U.S. Dollar at quarter-end spot rates. Second quarter 2015 reflects translation gains of $194 million primarily due to a strengthening of those same foreign currencies against the U.S. dollar in the prior year. In addition, net gains from changes in defined benefit plans decreased by $47 million to a gain of $20 million in the second quarter 2016 from a gain of $67 million in the second quarter 2015. The reduction in benefit plan gains in the second quarter 2016 was primarily due to a decrease in discount rates partially offset by currency adjustments on accumulated defined

Xerox 2016 Form 10-Q

benefit plan losses. Offsetting these impacts was a $43 million increase in unrealized gains primarily from foreign currency derivatives.
Other Comprehensive income attributable to Xerox for the six months ended June 30, 2016 was $56 million as compared to a loss of $140 million in the prior year period. The change of $196 million, is primarily due to a $429 million change from the translation of our foreign currency denominated net assets. The six months ended June 30, 2016 reflects translation gains of $114 million primarily as a result of the strengthening of the Brazilian Real, Japanese Yen and Canadian Dollar as compared to the U.S. Dollar as the Euro and Pound Sterling were essentially flat in the first half of 2016. The six months ended June 30, 2015 reflects translation losses of $315 million primarily due to a significant weakening across all foreign currencies against the U.S. dollar. Offsetting the change in translation were net losses from changes in defined benefit plans of $92 million in the six months ended June 30, 2016 as compared to net gains of $165 million in the six months ended June 30, 2015. The benefit plan losses in the six months ended June 30, 2016 were primarily due to a decrease in discount rates. In addition, unrealized gains increased by $23 million in the six months ended June 30, 2016 as compared to the prior year primarily from foreign currency derivatives.
Refer to Note 11 - Financial Instruments, in the Condensed Consolidated Financial Statements, for additional information regarding foreign currency derivatives, and Refer to Note 13 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.
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

•	The exclusion of the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit.

Prior year amounts were revised accordingly to reflect these changes.

	Three Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Services	$133	$2,337	$2,470	56%	$236	9.6%
Document Technology	512	1,240	1,752	40%	221	12.6%
Other	30	133	163	4%	(80)	(49.1)%
Total	$675	$3,710	$4,385	100%	$377	8.6%

2015
Services	$134	$2,392	$2,526	55%	$181	7.2%
Document Technology	550	1,330	1,880	41%	235	12.5%
Other	35	149	184	4%	(62)	(33.7)%
Total	$719	$3,871	$4,590	100%	$354	7.7%

Xerox 2016 Form 10-Q

	Six Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Services	$242	$4,710	$4,952	57%	$426	8.6%
Document Technology	944	2,447	3,391	39%	388	11.4%
Other	49	274	323	4%	(146)	(45.2)%
Total	$1,235	$7,431	$8,666	100%	$668	7.7%

2015
Services	$231	$4,762	$4,993	55%	$368	7.4%
Document Technology	1,059	2,651	3,710	41%	467	12.6%
Other	53	303	356	4%	(109)	(30.6)%
Total	$1,343	$7,716	$9,059	100%	$726	8.0%

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	% Change	CC % Change	2016	2015	% Change	CC % Change
Business Process Outsourcing	$1,630	$1,693	(4)%	(3)%	$3,320	$3,380	(2)%	(1)%
Document Outsourcing	840	833	1%	2%	1,632	1,613	1%	3%
Total Services Revenue	$2,470	$2,526	(2)%	(1)%	$4,952	$4,993	(1)%	—%
_______________
Note: The above table excludes intercompany revenue.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Second quarter 2016 Services revenue of $2,470 million was 56% of total revenue and decreased 2% from second quarter 2015, with a 1-percentage point negative impact from currency.

•
BPO revenue decreased 4% from second quarter 2015, with a 1-percentage point negative impact from currency, and represented 66% of total Services revenue. The decline was driven by our third quarter 2015 decision to not fully complete the Health Enterprise (HE) Medicaid platform implementations in California and Montana, which had just over a 1-percentage point negative impact. In addition, revenues decreased due to lower volumes and lost business as well as overall price declines that were consistent with prior periods. These areas of decline were partially offset by growth from acquisitions and new contracts.

◦
In second quarter 2016, BPO revenue mix across the major business areas was as follows: Commercial Industries (excluding healthcare) - 44%; Healthcare - 25%; Public Sector - 27%; and all other (including our HE Medicaid platform implementations) - 4%.

•	DO revenue increased 1% with a 1-percentage point negative impact from currency and represented 34% of Services revenue. Growth was driven from our partner print services offerings.

Services revenue for the six months ended June 30, 2016 of $4,952 million was 57% of total revenue and decreased 1% from the prior year period, with a 1-percentage point negative impact from currency.

•
BPO revenue decreased 2% from the prior year period, with a 1-percentage point negative impact from currency, and represented 67% of total Services revenue. The decline reflects our third quarter 2015 decision to not fully complete the HE Medicaid platform implementations in California and Montana. In addition, revenues decreased due to lower volumes and lost business as well as overall price declines that were consistent with prior periods. These areas of decline were partially offset by growth from acquisitions and new contracts, particularly in Healthcare.

◦
BPO revenue mix for the six months ended June 30, 2016 across the major business areas was as follows: Commercial Industries (excluding healthcare) - 44%; Healthcare - 26%; Public Sector - 26%; and all other (including our HE Medicaid platform implementations) - 4%.

Xerox 2016 Form 10-Q

•
DO revenue increased 1% with a 2-percentage point negative impact from currency and represented 33% of Services revenue. Growth was driven from our partner print services offerings, reflected in both equipment and annuity revenue, and from strong equipment sales.

Segment Margin
Second quarter 2016 Services segment margin of 9.6% increased by 2.4-percentage points from second quarter 2015. The increase reflected restructuring and productivity improvements in BPO and DO, which more than offset price declines, as well as anticipated year-over-year benefits from lower expenses associated with our HE platform implementations and a higher portion of DO revenue. These benefits were partially offset by continuing margin pressures in our customer care offering.
Services segment margin for the six months ended June 30, 2016 of 8.6% increased by 1.2-percentage points from the prior year period. The increase reflected restructuring and productivity improvements in BPO and DO, which more than offset price declines, as well as anticipated year-over-year benefits from lower expenses associated with our HE platform implementations and a higher portion of DO revenue. These benefits were partially offset by continuing margin pressures in our customer care offering. BPO margin does not reflect the impact of our student loan business, which is included in Other.
Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Second quarter 2016 Services signings were $2.9 billion in Total Contract Value (TCV).
Signings were as follows:

(in billions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
BPO	$2.2	$3.7
DO	0.7	1.3
Total Signings	$2.9	$5.0
Signings declined 9% from second quarter 2015, with a 2-percentage point negative impact from currency, primarily reflecting lower contribution from new business. On a trailing twelve month (TTM) basis, signings increased 2% at constant currency from the comparable prior year period. New business TCV at constant currency decreased 56% from second quarter 2015 and decreased 6% on a TTM basis; prior year included the large New York Medicaid Management Information System new business signing. DO signings do not include signings from our growing partner print services offerings.
Note: TCV is the estimated total contractual revenue related to signed contracts.
Renewal Rate (Total Services): Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The combined second quarter 2016 contract renewal rate for BPO and DO contracts was 82%, slightly below our target range of 85%-90%. The year-to-date renewal rate is 85%.
Signings and renewal rate reflect in part our decision to not pursue opportunities with lower margin and return profiles.
Government Healthcare Charge
In 2015 we determined that we would not fully complete the implementation of the HE platform in California and Montana. As a result we recorded a 2015 pre-tax charge of $389 million ($241 million after-tax) reflecting write-offs and estimated settlement costs as well as other impacts from this determination.
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

Xerox 2016 Form 10-Q

Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended June 30,		% Change	CC % Change	Six Months Ended June 30,		% Change	CC % Change
(in millions)	2016	2015			2016	2015
Equipment sales	$512	$550	(7)%	(6)%	$944	$1,059	(11)%	(10)%
Annuity revenue	1,240	1,330	(7)%	(6)%	2,447	2,651	(8)%	(6)%
Total Revenue	$1,752	$1,880	(7)%	(6)%	$3,391	$3,710	(9)%	(7)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Second quarter 2016 Document Technology revenue of $1,752 million decreased 7% from second quarter 2015, with a 1-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, second quarter 2016 aggregate document-related revenue decreased 4% from second quarter 2015, with a 1-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue declined 7% from second quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by continued weakness in developing markets and continued migration of customers to our partner print services offering (included in our Services segment) as well as overall price declines that continue to be within our historical range of 5 to 10%. These declines were partially offset by benefits from recent product launches primarily in our mid-range category.

•
Annuity revenue decreased by 7% from second quarter 2015, with a 1-percentage point negative impact from currency. The annuity revenue reduction reflects lower equipment sales in prior periods resulting in ongoing page declines and lower supplies demand, as well as the continued migration of customers to our partner print services offering (included in our Services segment). These areas of decline were partially offset by annuity growth in our high-end color product group.

Document Technology revenue mix was 58% mid-range, 24% high-end and 18% entry, consistent with recent quarters.

Document Technology revenue of $3,391 million for the six months ended June 30, 2016 decreased 9% from the prior year period, with a 2-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, aggregate document-related revenue for the six months ended June 30, 2016 decreased 6% from the prior year period, with a 2-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue declined 11% from the prior year period, with a 1-percentage point negative impact from currency. The decline was driven by continued weakness in developing markets, continued migration of customers to our partner print services offering (included in our Services segment) as well as overall price declines that continue to be within our historical range of 5 to 10%. These declines were partially offset by benefits from recent product launches primarily in our mid-range category.

•
Annuity revenue decreased by 8% from the prior year period, with a 2-percentage point negative impact from currency. The annuity revenue reduction reflects lower equipment sales in prior periods, resulting in ongoing page declines and lower supplies demand, as well as the continued migration of customers to our partner print services offering (included in our Services segment). These areas of decline were partially offset by annuity growth in our high-end color product group.

Document Technology revenue mix was 57% mid-range, 24% high-end and 19% entry, consistent with recent quarters.
Total revenue in the Document Technology segment is expected to continue to decline over the next three years as we continue to migrate the business to more services-based offerings. These services-based offerings are reported within our Services segment as part of our Document Outsourcing business. This segment also continues to be impacted by lower equipment placements and price declines as well as related supplies and page declines. We expect to continue to mitigate these declines through focus on productivity and cost improvements, as well as

Xerox 2016 Form 10-Q

investments in growth areas of the market.
Segment Margin
Second quarter 2016 Document Technology segment margin of 12.6% improved 0.1-percentage points from second quarter 2015, including a 0.1-percentage point improvement in gross margin. The gross margin increase reflects restructuring and productivity improvements partially offset by price declines. SAG increased as a percent of revenue primarily due to higher spending related to our participation at the Drupa printing trade show.
Document Technology segment margin for the six months ended June 30, 2016 of 11.4% declined 1.2-percentage points from the prior year period, including a 0.4-percentage point reduction in gross margin. The gross margin decrease reflects restructuring and productivity improvements more than offset by unfavorable currency impacts and price declines. SAG increased as a percent of revenue, primarily due to higher spending related to our participation at the Drupa printing trade show, as well as overall lower revenue which was only partially matched by productivity improvements, due in part to no second half 2015 restructuring.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the second quarter 2016:
Entry(2):

•	9% decrease in color multifunction devices driven by declines in developing markets.

•	2% increase in black-and-white multifunction devices.

Mid-Range:

•	6% increase in mid-range color installs including the benefit of recent product launches.

•	14% decrease in mid-range black-and-white reflecting continued declines in developing markets and a transition to color devices.

High-End:

•	14% increase in high-end color systems, excluding Fuji Xerox digital front-end sales, as growth in Versant Color Press 80 products was partially offset by declines in other production color products.

•	21% decrease in high-end black-and-white systems consistent with overall market declines.

Installs for the six months ended June 30, 2016:
Entry(2):

•	4% decrease in color multifunction devices driven by a decline in developing markets.

•	8% decrease in black-and-white multifunction devices reflecting continued declines in developing markets.

Mid-Range:

•	4% increase in mid-range color installs, including the benefit of recent product launches.

•	14% decrease in mid-range black-and-white reflecting continued declines in developing markets and a transition to color devices.

High-End:

•
31% increase in high-end color systems, excluding Fuji Xerox digital front-end sales, as growth in Color Press 800 and 1000 products as well as Versant Color Press 80 products was partially offset by declines in other production color products, reflecting product launch timing.

•	15% decrease in high-end black-and-white systems consistent with overall market declines.

Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenue from Document Outsourcing installations is reported in our Services segment.

(2)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 74% and 93% for the three and six months ended June 30, 2016, respectively, while Entry black-and-white multifunction devices increased 28% and 20% for the three and six months ended June 30, 2016, respectively.

Xerox 2016 Form 10-Q

Other
Revenue
Second quarter 2016 Other revenue of $163 million decreased 11% from second quarter 2015, with a 1-percentage point negative impact from currency. The decrease is driven by the anticipated run-off of the student loan business, now reported in Other, and lower paper and wide-format revenues. Total paper revenue (all within developing markets) and the student loan business combined comprise approximately 50% of Other revenue.
Other revenue for the six months ended June 30, 2016 of $323 million decreased 9% from the prior year period, with a 2-percentage point negative impact from currency. The decrease is driven by the anticipated run-off of the student loan business, now reported in Other, and lower paper and wide-format revenues. Total paper revenue (all within developing markets) and the student loan business combined comprise approximately 50% of Other revenue.

Other Loss
Second quarter 2016 Other loss of $80 million increased $18 million from second quarter 2015. Non-financing interest expense as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within Other and were $58 million in second quarter 2016 as compared to $68 million in second quarter 2015. The $10 million decrease was primarily due to a decrease in non-financing interest expense. Remaining Other loss of $22 million in second quarter 2016 increased $28 million from second quarter 2015 primarily related to lower profitability in the student loan business.

Other loss for the six months ended June 30, 2016 of $146 million increased $37 million from the prior year period. Non-financing interest expense as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within Other and were $115 million for the six months ended June 30, 2016 as compared to $118 million for the six months ended June 30, 2015. Remaining Other loss of $31 million for the six months ended June 30, 2016 increased $40 million from the six months ended June 30, 2015, primarily related to lower profitability in the student loan business.

Capital Resources and Liquidity
As of June 30, 2016 and December 31, 2015, total cash and cash equivalents were $1,203 million and $1,368 million, respectively. There were no borrowings under our Commercial Paper Program, or letters of credit under our $2 billion Credit Facility at June 30, 2016 or December 31, 2015, respectively.
We continue to expect cash flows from operations will be between $950 million and $1.2 billion in 2016.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2016	2015
Net cash provided by operating activities	$152	$462	$(310)
Net cash (used in) provided by investing activities	(192)	733	(925)
Net cash used in financing activities	(129)	(908)	779
Effect of exchange rate changes on cash and cash equivalents	4	(57)	61
(Decrease) increase in cash and cash equivalents	(165)	230	(395)
Cash and cash equivalents at beginning of period	1,368	1,411	(43)
Cash and Cash Equivalents at End of Period	$1,203	$1,641	$(438)
Cash Flows from Operating Activities
Net cash provided by operating activities was $152 million for the six months ended June 30, 2016. The $310 million decrease in operating cash from the prior year period was primarily due to the following:

•	$104 million decrease in pre-tax income before depreciation and amortization, restructuring charges, curtailment gain, gains on sales of businesses and assets and separation-related costs.

•	$191 million decrease in accounts payable and accrued compensation primarily related to a reduction in days payable outstanding.

•	$24 million decrease from accounts receivable primarily due to the timing of collections.

Xerox 2016 Form 10-Q

•	$76 million decrease reflecting settlement payments associated with our third quarter 2015 decision to not fully complete the HE implementations in California and Montana.

•	$39 million decrease due to the prior year source of cash in the discontinued ITO business.

•	$11 million decrease due to payments for separation-related costs.

•	$101 million increase primarily due to lower inventory requirements as well as lower levels of in transit inventory.

•	$27 million increase due to lower pension contributions.

Cash Flows from Investing Activities
Net cash used in investing activities was $192 million for the six months ended June 30, 2016. The $925 million decrease in cash from the prior year period was primarily due to the following:

•
$986 million decrease primarily due to a $52 million payment to Atos in 2016, reflecting final working capital adjustments associated with the 2015 ITO divestiture, compared to $930 million of net proceeds from the sale of the ITO business in 2015.

•	$52 million increase due to lower capital expenditures (including internal use software) primarily due to the sale of the ITO business.

Cash Flows from Financing Activities
Net cash used in financing activities was $129 million for the six months ended June 30, 2016. The $779 million increase in cash from the prior year period was primarily due to the following:

•	$611 million increase, as there were no share repurchases in 2016.

•
$139 million increase from net debt activity. 2016 reflects net proceeds of $1 billion from a Senior Unsecured Term Facility offset by payments of $700 million on Senior Notes and $250 million on Notes. 2015 reflects payment of $1,250 million on Senior Notes offset by net proceeds of $648 million from the issuance of Senior Notes and an increase of $511 million in Commercial Paper.

•	$44 million increase from lower distributions to noncontrolling interests.

Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2016	December 31, 2015
Total finance receivables, net(1)	$3,901	$3,988
Equipment on operating leases, net	484	495
Total Finance Assets, net(2)	$4,385	$4,483
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2015 includes an increase of $22 million due to currency across all Finance Assets.

The following summarizes our debt:

(in millions)	June 30, 2016	December 31, 2015
Principal debt balance(1)	$7,402	$7,365
Net unamortized discount	(47)	(52)
Debt issuance cost(2)	(25)	(28)
Fair value adjustments(3)
- terminated swaps	36	47
- current swaps	18	7
Total Debt	$7,384	$7,339
____________________________

(1)	Includes Notes Payable of $2 million and $3 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Reflects the adoption of ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs effective January 1, 2016, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability. Prior year amounts were revised to reflect the new presentation.

(3)
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

Xerox 2016 Form 10-Q

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2016	December 31, 2015
Financing debt(1)	$3,837	$3,923
Core debt	3,547	3,416
Total Debt	$7,384	$7,339
____________________________

(1)
Financing debt includes $3,413 million and $3,490 million as of June 30, 2016 and December 31, 2015, respectively, of debt associated with total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2016 Q3	$10
2016 Q4	1,007
2017	1,028
2018	1,020
2019	1,162
2020	1,208
2021	1,067
2022	—
2023	—
2024	300
2025 and thereafter	600
Total	$7,402
Treasury Stock
There were no share repurchases during the second quarter 2016 or through the date of our filing on August 4, 2016.

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with U.S. GAAP are set forth on the following tables. These reconciliations also include the income tax effects for our non-GAAP performance measures in total, to the extent applicable. The income tax effects are calculated under the same accounting principles as applied to our reported pre-tax performance measures under ASC 740, which employs an annual effective tax rate method. The noted income tax effect for our non-GAAP performance measures is effectively the difference in income taxes for reported and adjusted pre-tax income calculated under the annual effective tax rate method.
NOTE: In 2016 we revised our calculation of Adjusted Earnings Measures to exclude the following items in addition to the amortization of intangibles:

•	Restructuring and related costs including those related to Fuji Xerox.

•	The non-service related elements of our defined benefit pension and retiree health plan costs (retirement-related).

•	Separation costs

Xerox 2016 Form 10-Q

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
Separation costs:
Separation costs are expenses incurred in connection with Xerox's planned separation into two independent, publicly traded companies. Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the separation as well as incremental income tax expense related to the reorganization of legal entities and operations in order to effect the legal separation of the Company. These costs are incremental to normal operating charges and are being incurred solely as a result of the separation transaction. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
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

Xerox 2016 Form 10-Q

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$155	$0.15	$107	$0.09	$189	$0.17	$298	$0.26
Adjustments:
Amortization of intangible assets	78		79		167		156
Restructuring and related costs - Xerox	71		157		197		171
Non-service retirement-related costs	32		10		78		52
Separation costs	28		—		36		—
Income tax adjustments(2)	(80)		(90)		(152)		(137)
Tax related separation costs(2)	26		—		26		—
Restructuring charges - Fuji Xerox	1		1		1		2
Adjusted	$311	$0.30	$264	$0.23	$542	$0.52	$542	$0.47
Weighted average shares for adjusted EPS(3)		1,049		1,132		1,048		1,142
Fully diluted shares at end of period(4)		1,049
 ____________________________

(1)	Net income and EPS from continuing operations.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
Average shares for the calculations of adjusted EPS include 27 million shares associated with our Series A convertible preferred stock and therefore the related quarterly dividend of $6 million was excluded.

(4)
Represents common shares outstanding at June 30, 2016, as well as shares associated with our Series A convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the second quarter 2016.

Xerox 2016 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$145	$9	6.2%	$74	$(9)	(12.2)%	$129	$(6)	(4.7)%	$275	$30	10.9%
Non-GAAP Adjustments(2)	209	80		246	90		478	152		379	137
Tax related separation costs	—	(26)		—	—		—	(26)		—	—
Adjusted - revised(3)	$354	$63	17.8%	$320	$81	25.3%	$607	$120	19.8%	$654	$167	25.5%
____________________________

(1)	Pre-Tax Income and Income Tax Expense (Benefit) from continuing operations.

(2)	Refer to Net Income/EPS reconciliation for details. Amounts exclude Fuji Xerox restructuring as these amounts are net of tax.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$145	$4,385	3.3%	$74	$4,590	1.6%	$129	$8,666	1.5%	$275	$9,059	3.0%
Adjustments:
Amortization of intangible assets	78			79			167			156
Restructuring and related costs - Xerox	71			157			197			171
Non-service retirement-related costs	32			10			78			52
Separation costs	28			—			36			—
Other expenses, net	55			68			112			114
Adjusted Operating Income/Margin	$409	$4,385	9.3%	$388	$4,590	8.5%	$719	$8,666	8.3%	$768	$9,059	8.5%
____________________________

(1)	Profit and revenue from continuing operations.
Key Financial Ratios reconciliation:

	Three Months Ended June 30,
	2016			2015
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Gross Profit	$1,367	$12	$1,379	$1,426	$4	$1,430
RD&E	128	(6)	122	142	(1)	141
SAG	862	(14)	848	906	(5)	901

Gross Margin	31.2%		31.4%	31.1%		31.2%
RD&E as a % of Revenue	2.9%		2.8%	3.1%		3.1%
SAG as a % of Revenue	19.7%		19.3%	19.7%		19.6%

Xerox 2016 Form 10-Q

	Six Months Ended June 30,
	2016			2015
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Gross Profit	$2,647	$29	$2,676	$2,820	$20	$2,840
RD&E	262	(14)	248	283	(8)	275
SAG	1,744	(35)	1,709	1,821	(24)	1,797

Gross Margin	30.5%		30.9%	31.1%		31.4%
RD&E as a % of Revenue	3.0%		2.9%	3.1%		3.0%
SAG as a % of Revenue	20.1%		19.7%	20.1%		19.8%
__________________________

(1)	Profit and revenue from continuing operations.

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

Xerox 2016 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2016
During the quarter ended June 30, 2016, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

Dividend Equivalent:

a.	Securities issued on April 29, 2016: Registrant issued 5,709 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $11.12 per DSU (aggregate price $63,484), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2016

Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the second quarter 2016 or through the date of our filing on August 4, 2016.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	23,047	$11.10	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	23,047
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2016 Form 10-Q

ITEM 6 — EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K dated for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through December 4, 2015.
Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10(c)	Letter Agreement dated May 20, 2016 between Registrant and Ursula M. Burns, Registrant’s Chairman of the Board and Chief Executive Officer.
10(e)(27)	Registrant’s 2004 Performance Incentive Plan, as amended and restated effective as of May 20, 2016.
10(e)(28)	Amendment to Certain [RSU Retention] Agreements Pursuant to Registrant’s 2004 Performance Incentive Plan.
10(e)(29)	2016 CEO Executive Long-Term Incentive Program Award Agreement (Performance Shares and Restricted Stock Units)
10(e)(30)	2017 CEO Executive Long-Term Incentive Program Award Agreement (Restricted Stock Units)
10(t)	Agreement dated June 27, 2016 between the Icahn Group and Registrant re: voting provisions and election of a director to Registrant’s Board.
Incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated June 27, 2016. See SEC File Number 001-04471.
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 4, 2016

Xerox 2016 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through December 4, 2015.
Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10(c)	Letter Agreement dated May 20, 2016 between Registrant and Ursula M. Burns, Registrant’s Chairman of the Board and Chief Executive Officer.
10(e)(27)	Registrant’s 2004 Performance Incentive Plan, as amended and restated effective as of May 20, 2016.
10(e)(28)	Amendment to Certain [RSU Retention] Agreements Pursuant to Registrant’s 2004 Performance Incentive Plan.
10(e)(29)	2016 CEO Executive Long-Term Incentive Program Award Agreement (Performance Shares and Restricted Stock Units)
10(e)(30)	2017 CEO Executive Long-Term Incentive Program Award Agreement (Restricted Stock Units)
10(t)	Agreement dated June 27, 2016 between the Icahn Group and Registrant re: voting provisions and election of a director to Registrant’s Board.
Incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated June 27, 2016. See SEC File Number 001-04471.
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q