Form 10-Q
period 2016-09-30
XEROX CORP
filed 2016-11-03
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2016
Common Stock, $1 par value	1,013,776,524 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectability of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; the possibility that the proposed separation of the Business Process Outsourcing (BPO) business from the Document Technology and Document Outsourcing business will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to our business in connection with the proposed separation; the potential that BPO and Document Technology and Document Outsourcing do not realize all of the expected benefits of the separation, and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Such factors also include, but are not limited to, the factors that are set forth in the "Risk Factors" section, the "Legal Proceedings" section and other sections of the Conduent Incorporated Form 10 Registration Statement, as amended, filed with the SEC. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2016 Form 10-Q

XEROX CORPORATION
FORM 10-Q
September 30, 2016

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2016 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2016	2015	2016	2015
Revenues
Sales	$1,076	$1,150	$3,242	$3,500
Outsourcing, maintenance and rentals	3,053	3,098	9,388	9,630
Financing	83	85	248	262
Total Revenues	4,212	4,333	12,878	13,392
Costs and Expenses
Cost of sales	657	721	1,988	2,171
Cost of outsourcing, maintenance and rentals	2,216	2,592	6,839	7,316
Cost of financing	32	33	97	98
Research, development and engineering expenses	126	135	388	418
Selling, administrative and general expenses	827	855	2,571	2,676
Restructuring and related costs	32	20	229	191
Amortization of intangible assets	77	77	244	233
Separation costs	39	—	75	—
Other expenses, net	56	73	168	187
Total Costs and Expenses	4,062	4,506	12,599	13,290
Income (Loss) before Income Taxes and Equity Income	150	(173)	279	102
Income tax expense (benefit)	5	(105)	(1)	(75)
Equity in net income of unconsolidated affiliates	39	40	98	103
Income (Loss) from Continuing Operations	184	(28)	378	280
Loss from discontinued operations, net of tax	—	(3)	—	(64)
Net Income (Loss)	184	(31)	378	216
Less: Net income attributable to noncontrolling interests	3	3	8	13
Net Income (Loss) Attributable to Xerox	$181	$(34)	$370	$203

Amounts Attributable to Xerox:
Net income (loss) from continuing operations	$181	$(31)	$370	$267
Net loss from discontinued operations	—	(3)	—	(64)
Net Income (Loss) Attributable to Xerox	$181	$(34)	$370	$203

Basic Earnings (Loss) per Share:
Continuing operations	$0.17	$(0.04)	$0.35	$0.23
Discontinued operations	—	—	—	(0.06)
Total Basic Earnings (Loss) per Share	$0.17	$(0.04)	$0.35	$0.17
Diluted Earnings (Loss) per Share:
Continuing operations	$0.17	$(0.04)	$0.34	$0.23
Discontinued operations	—	—	—	(0.06)
Total Diluted Earnings (Loss) per Share	$0.17	$(0.04)	$0.34	$0.17

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$184	$(31)	$378	$216
Less: Net income attributable to noncontrolling interests	3	3	8	13
Net Income (Loss) Attributable to Xerox	181	(34)	370	203

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(22)	(206)	92	(521)
Unrealized (losses) gains, net	(9)	8	24	18
Changes in defined benefit plans, net	(15)	97	(107)	262
Other Comprehensive (Loss) Income, Net	(46)	(101)	9	(241)
Less: Other comprehensive loss, net attributable to noncontrolling interests	—	(1)	(1)	(1)
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(46)	(100)	10	(240)

Comprehensive Income (Loss), Net	138	(132)	387	(25)
Less: Comprehensive income, net attributable to noncontrolling interests	3	2	7	12
Comprehensive Income (Loss), Net Attributable to Xerox	$135	$(134)	$380	$(37)

(1) Refer to Note 15 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,423	$1,368
Accounts receivable, net	2,466	2,319
Billed portion of finance receivables, net	99	97
Finance receivables, net	1,279	1,315
Inventories	1,019	942
Other current assets	721	644
Total current assets	7,007	6,685
Finance receivables due after one year, net	2,457	2,576
Equipment on operating leases, net	488	495
Land, buildings and equipment, net	958	996
Investments in affiliates, at equity	1,524	1,389
Intangible assets, net	1,528	1,765
Goodwill	8,688	8,823
Other long-term assets	1,992	2,060
Total Assets	$24,642	$24,789
Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,033	$985
Accounts payable	1,312	1,614
Accrued compensation and benefits costs	647	651
Unearned income	401	428
Other current liabilities	1,389	1,576
Total current liabilities	5,782	5,254
Long-term debt	5,346	6,354
Pension and other benefit liabilities	2,738	2,513
Post-retirement medical benefits	744	785
Other long-term liabilities	389	417
Total Liabilities	14,999	15,323

Commitments and Contingencies (See Note 17)
Series A Convertible Preferred Stock	349	349

Common stock	1,014	1,013
Additional paid-in capital	3,071	3,017
Retained earnings	9,801	9,686
Accumulated other comprehensive loss	(4,632)	(4,642)
Xerox shareholders’ equity	9,254	9,074
Noncontrolling interests	40	43
Total Equity	9,294	9,117
Total Liabilities and Equity	$24,642	$24,789

Shares of common stock issued and outstanding	1,013,777	1,012,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2016 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$184	$(31)	$378	$216
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	275	317	843	910
Provision for receivables	15	16	42	48
Provision for inventory	6	8	21	24
Net (gain) loss on sales of businesses and assets	(2)	5	(18)	67
Undistributed equity in net income of unconsolidated affiliates	(36)	(37)	(64)	(71)
Stock-based compensation	22	(8)	49	37
Restructuring and asset impairment charges	13	20	199	191
Payments for restructurings	(55)	(20)	(120)	(81)
Defined benefit pension cost	32	29	108	102
Contributions to defined benefit pension plans	(35)	(50)	(106)	(148)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(44)	115	(312)	(130)
Collections of deferred proceeds from sales of receivables	58	58	191	192
Increase in inventories	(12)	(61)	(104)	(254)
Increase in equipment on operating leases	(74)	(71)	(204)	(210)
Decrease (increase) in finance receivables	53	(30)	138	48
Collections on beneficial interest from sales of finance receivables	5	10	20	37
Decrease (increase) in other current and long-term assets	17	(34)	(43)	(94)
Decrease in accounts payable and accrued compensation	(92)	(96)	(397)	(207)
(Decrease) increase in other current and long-term liabilities	(29)	271	(215)	188
Net change in income tax assets and liabilities	(19)	(142)	(93)	(93)
Net change in derivative assets and liabilities	49	(19)	—	(17)
Other operating, net	39	21	209	(22)
Net cash provided by operating activities	370	271	522	733
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(52)	(39)	(153)	(191)
Proceeds from sales of land, buildings and equipment	3	7	23	23
Cost of additions to internal use software	(21)	(26)	(65)	(71)
Proceeds from sale of businesses	—	6	(53)	939
Acquisitions, net of cash acquired	—	(153)	(18)	(201)
Other investing, net	1	(1)	5	28
Net cash (used in) provided by investing activities	(69)	(206)	(261)	527
Cash Flows from Financing Activities:
Net proceeds (payments) on short-term debt	2	(463)	1,000	51
Proceeds from issuance of long-term debt	5	398	14	1,071
Payments on long-term debt	(8)	(9)	(973)	(1,293)
Common stock dividends	(79)	(84)	(228)	(231)
Preferred stock dividends	(6)	(6)	(18)	(18)
Proceeds from issuances of common stock	3	3	6	17
Excess tax benefits from stock-based compensation	—	14	—	17
Payments to acquire treasury stock, including fees	—	(691)	—	(1,302)
Repurchases related to stock-based compensation	—	(49)	—	(50)
Distributions to noncontrolling interests	(1)	(1)	(13)	(57)
Other financing	—	—	(1)	(1)
Net cash used in financing activities	(84)	(888)	(213)	(1,796)
Effect of exchange rate changes on cash and cash equivalents	3	(14)	7	(71)
Increase (decrease) in cash and cash equivalents	220	(837)	55	(607)
Cash and cash equivalents at beginning of period	1,203	1,641	1,368	1,411
Cash and Cash Equivalents at End of Period	$1,423	$804	$1,423	$804

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

Separation Update
On January 29, 2016, Xerox announced plans for the complete legal and structural separation of the Company's Business Process Outsourcing (BPO) business, to be named Conduent Incorporated (Conduent), from its Document Technology and Document Outsourcing (DT/DO) business, which will retain the Xerox Corporation name. Each of the businesses will operate as an independent, publicly-traded company. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
During third quarter 2016, the CFO for Conduent was announced, and several amendments to the Form 10 registration statement for Conduent were filed with the U.S. Securities and Exchange Commission (SEC), including one that provided additional information on its pro-forma capitalization and results and another that named the majority of its executive management and seven of nine of its directors. Also, Xerox's credit ratings remain investment grade following recent updates from the major rating agencies. Conduent is expected to be a high non-investment grade rated company following the separation. These ratings are in line with management's expectations. In addition, we released Conduent's brand identity and announced that its stock will trade on the New York Stock Exchange (NYSE) under the symbol "CNDT" while Xerox will continue to trade on the NYSE as "XRX".
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. To effect the separation, Xerox is currently undertaking a series of internal transactions, following which Conduent will hold, directly or through its subsidiaries, the BPO business. The separation will be completed by way of a pro rata distribution of Conduent shares held by Xerox to Xerox's shareholders.
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

Xerox 2016 Form 10-Q

Note 2 – Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). In April 2016, the FASB issued ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018, and we will use the modified retrospective method. We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current GAAP is either unclear or does not include specific guidance. This update is effective for our fiscal year beginning January 1, 2018. This update includes specific guidance which requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Currently, those collections are reported in operating cash flows. We reported $211 and $305 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively. The other seven issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 is effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 for the most part is not expected to have a material impact on our financial condition, results of operations or cash flows. However, the update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under current GAAP, recognition of the income tax consequences for asset transfers other than inventory could not be recognized until the asset was sold to a third party. This update is effective for our fiscal year beginning January 1, 2018 and should be applied on a modified retrospective basis

Xerox 2016 Form 10-Q

through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.
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

Xerox 2016 Form 10-Q

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
In the first quarter of 2016, we revised our segment reporting to reflect the following changes:

•
The transfer of the Education/Student Loan business from the Services segment to Other as a result of the expected continued run-off of this business. This business does not meet the threshold for separate segment reporting.

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

Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing revenues, Global Imaging Systems (GIS) network integration solutions, electronic presentation systems, Education/Student Loan business and non-allocated corporate items including non-financing interest and other items included in Other expenses, net.

Xerox 2016 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2016
Services	$2,398	$226	$7,350	$652
Document Technology	1,626	213	5,017	601
Other	188	(65)	511	(211)
Total	$4,212	$374	$12,878	$1,042
2015
Services (1)	$2,367	$(196)	$7,360	$172
Document Technology	1,778	248	5,488	715
Other	188	(55)	544	(164)
Total	$4,333	$(3)	$13,392	$723
_____________

(1)
Services segment results for the three and nine months ended September 30, 2015 include a charge of $389 related to our Health Enterprise platform implementations in California and Montana. $116 of the charge was recorded as a reduction to revenues and the remainder of $273 was recorded to Cost of outsourcing, maintenance and rentals.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2016	2015	2016	2015
Segment Profit (Loss)	$374	$(3)	$1,042	$723
Reconciling items:
Restructuring and related costs	(32)	(20)	(229)	(191)
Restructuring charges of Fuji Xerox	(2)	(2)	(3)	(4)
Business transformation costs(1)	(2)	(2)	(3)	(9)
Amortization of intangible assets	(77)	(77)	(244)	(233)
Non-service retirement-related costs(2)	(34)	(30)	(112)	(82)
Equity in net income of unconsolidated affiliates	(39)	(40)	(98)	(103)
Separation costs(3)	(39)	—	(75)	—
Other	1	1	1	1
Pre-tax Income (Loss)	$150	$(173)	$279	$102
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

Xerox 2016 Form 10-Q

Other Discontinued Operations
There were no Discontinued Operations as of September 30, 2016. Summarized financial information for our Discontinued Operations in prior periods is as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	ITO	Other	Total	ITO	Other	Total
Revenues	$—	$—	$—	$619	$—	$619
Income from operations (1)	—	—	—	104	—	104
Loss on disposal	(5)	—	(5)	(77)	—	(77)
Net (loss) income before income taxes	$(5)	$—	$(5)	$27	$—	$27
Income tax benefit (expense)	2	—	2	(91)	—	(91)
Loss from discontinued operations, net of tax	$(3)	$—	$(3)	$(64)	$—	$(64)
_______________

(1)
ITO Income from operations for the nine months ended September 30, 2015, excludes approximately $80 of depreciation and amortization expenses (including $14 of intangible amortization) since the business was held for sale.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2016	December 31, 2015
Amounts billed or billable	$2,180	$2,110
Unbilled amounts	360	289
Allowance for doubtful accounts	(74)	(80)
Accounts Receivable, Net	$2,466	$2,319

Unbilled receivables include receivables associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at September 30, 2016 and December 31, 2015 were approximately $843 and $849, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances, a portion of the sales proceeds is held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets and were $55 and $61 at September 30, 2016 and December 31, 2015, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2016 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $540 and $660 remained uncollected as of September 30, 2016 and December 31, 2015, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accounts receivable sales	$591	$551	$1,919	$1,739
Deferred proceeds	54	67	184	186
Loss on sales of accounts receivable	4	3	12	9
Estimated decrease to operating cash flows(1)	(60)	(31)	(114)	(45)
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
The principal value of finance receivables derecognized from our balance sheet was $107 and $238 (sales value of approximately $115 and $256) at September 30, 2016 and December 31, 2015, respectively.
The lease portfolios transferred and sold were from our Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $26 and $38 at September 30, 2016 and December 31, 2015, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $16 and $30 at September 30, 2016 and December 31, 2015, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Impact from prior sales of finance receivables(1)	$(41)	$(79)	$(151)	$(273)
Collections on beneficial interest	6	12	24	45
Estimated decrease to operating cash flows	$(35)	$(67)	$(127)	$(228)
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Provision	—	1	7	—	8
Charge-offs	(3)	(2)	(3)	—	(8)
Recoveries and other(3)	—	1	(2)	—	(1)
Balance at June 30, 2016	$54	$18	$51	$2	$125
Provision	3	1	5	—	9
Charge-offs	(1)	(2)	(3)	—	(6)
Recoveries and other(3)	1	—	—	—	1
Balance at September 30, 2016	$57	$17	$53	$2	$129
Finance receivables as of September 30, 2016 collectively evaluated for impairment (4)	$2,139	$377	$1,382	$66	$3,964

Balance at December 31, 2014(1)	$51	$20	$58	$2	$131
Provision	4	1	5	1	11
Charge-offs	—	(3)	(1)	(1)	(5)
Recoveries and other(3)	—	—	(6)	—	(6)
Balance at March 31, 2015	$55	$18	$56	$2	$131
Provision	3	1	6	—	10
Charge-offs	(3)	(2)	(5)	—	(10)
Recoveries and other(3)	(1)	1	3	—	3
Balance at June 30, 2015	$54	$18	$60	$2	$134
Provision	2	1	6	—	9
Charge-offs	—	(3)	(1)	—	(4)
Recoveries and other(3)	—	—	(1)	—	(1)
Balance at September 30, 2015	$56	$16	$64	$2	$138
Finance receivables as of September 30, 2015 collectively evaluated for impairment (1),(4)	$2,142	$366	$1,562	$67	$4,137
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $129 and $138 at September 30, 2016 and 2015, respectively.
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

Xerox 2016 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2016				December 31, 2015(4)
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$178	$336	$94	$608	$195	$285	$91	$571
Government and education	553	57	6	616	575	48	7	630
Graphic arts	133	117	98	348	145	92	127	364
Industrial	83	73	25	181	89	62	22	173
Healthcare	77	49	16	142	90	46	19	155
Other	90	102	52	244	121	107	53	281
Total United States	1,114	734	291	2,139	1,215	640	319	2,174
Finance and other services	57	41	10	108	55	35	9	99
Government and education	55	6	1	62	59	7	2	68
Graphic arts	42	38	22	102	45	35	21	101
Industrial	23	13	3	39	23	12	3	38
Other	35	25	6	66	33	23	3	59
Total Canada	212	123	42	377	215	112	38	365
France	192	237	60	489	203	207	101	511
U.K./Ireland	190	73	1	264	235	91	3	329
Central(1)	199	162	24	385	206	186	25	417
Southern(2)	42	134	14	190	36	138	17	191
Nordics(3)	28	25	1	54	24	35	2	61
Total Europe	651	631	100	1,382	704	657	148	1,509
Other	41	22	3	66	41	16	1	58
Total	$2,018	$1,510	$436	$3,964	$2,175	$1,425	$506	$4,106
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$12	$2	$2	$16	$592	$608	$11
Government and education	17	1	3	21	595	616	23
Graphic arts	14	1	—	15	333	348	5
Industrial	4	1	1	6	175	181	5
Healthcare	3	1	1	5	137	142	5
Other	10	1	1	12	232	244	6
Total United States	60	7	8	75	2,064	2,139	55
Canada	3	—	—	3	374	377	9
France	4	—	—	4	485	489	28
U.K./Ireland	3	1	—	4	260	264	1
Central(1)	2	1	2	5	380	385	12
Southern(2)	7	2	2	11	179	190	8
Nordics(3)	1	—	—	1	53	54	3
Total Europe	17	4	4	25	1,357	1,382	52
Other	3	—	—	3	63	66	—
Total	$83	$11	$12	$106	$3,858	$3,964	$116

	December 31, 2015(4)
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$10	$2	$2	$14	$557	$571	$14
Government and education	12	1	4	17	613	630	37
Graphic arts	12	2	1	15	349	364	8
Industrial	5	1	1	7	166	173	7
Healthcare	4	1	1	6	149	155	9
Other	14	2	2	18	263	281	7
Total United States	57	9	11	77	2,097	2,174	82
Canada	3	—	—	3	362	365	9
France	—	—	—	—	511	511	25
U.K./Ireland	1	—	—	1	328	329	1
Central(1)	3	1	1	5	412	417	7
Southern(2)	8	2	3	13	178	191	10
Nordics(3)	1	—	—	1	60	61	4
Total Europe	13	3	4	20	1,489	1,509	47
Other	1	1	—	2	56	58	—
Total	$74	$13	$15	$102	$4,004	$4,106	$138
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Form 10-Q

Note 7 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2016	December 31, 2015
Finished goods	$859	$792
Work-in-process	58	51
Raw materials	102	99
Total Inventories	$1,019	$942

Note 8 – Investment in Affiliates, at Equity
Our equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fuji Xerox	$35	$34	$87	$90
Other investments	4	6	11	13
Total Equity in Net Income of Unconsolidated Affiliates	$39	$40	$98	$103
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Summary of Operations:
Revenues	$2,695	$2,518	$7,823	$7,638
Costs and expenses	2,492	2,333	7,285	7,064
Income before income taxes	203	185	538	574
Income tax expense	54	57	163	186
Net Income	149	128	375	388
Less: Net income – noncontrolling interests	2	1	5	5
Net Income – Fuji Xerox	$147	$127	$370	$383
Weighted Average Exchange Rate(1)	102.41	122.11	108.45	120.88
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2016 Form 10-Q

Note 9 – Restructuring Programs
During the nine months ended September 30, 2016, we recorded net restructuring and asset impairment charges of $199, which included approximately $218 of severance costs related to headcount reductions of approximately 5,700 employees worldwide, $4 of lease cancellation costs and $2 of asset impairments. These costs were offset by $20 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives, as well as a gain of $5 from the sale of real estate impaired in prior periods.
We also recorded $30 of costs during the nine months ended September 30, 2016, primarily related to professional support services associated with the implementation of the strategic transformation program.
Information related to restructuring program activity during the nine months ended September 30, 2016 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2015	$22	$2	$—	$24
Provision	218	4	2	224
Reversals	(20)	—	(5)	(25)
Net Current Period Charges(1)	198	4	(3)	199
Charges against reserve and currency	(118)	(5)	3	(120)
Balance at September 30, 2016	$102	$1	$—	$103
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Charges against reserve	$(54)	$(30)	$(120)	$(242)
Asset impairments	—	7	2	153
Effects of foreign currency and other non-cash items	(1)	3	(2)	8
Restructuring Cash Payments	$(55)	$(20)	$(120)	$(81)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services (1)	$3	$11	$65	$165
Document Technology	10	1	138	18
Other	—	8	(4)	8
Total Net Restructuring Charges	$13	$20	$199	$191
 _____________________________

(1)	The nine months ended September 30, 2015 includes $146 of software asset impairment charges.

Xerox 2016 Form 10-Q

Note 10 – Debt
Term Loan Facility
On March 4, 2016, Xerox Corporation entered into a $1.0 billion senior unsecured term facility. The facility was fully drawn by April 1, 2016 and must be repaid on the earlier of 364 days or upon receipt of financing related to the separation of the Company into two independent publicly traded companies. Refer to Note 1- Basis of Presentation for information regarding the planned Company separation. Borrowings under the facility currently bear interest at a rate of LIBOR plus 1.50% and current interest rates vary between 2.02% and 2.15%.
The proceeds of the facility were used to repay maturing debt of $950 ($700 of 6.40% Senior Notes on March 15, 2016 and $250 of 7.20% Notes on April 1, 2016).

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense(1)	$81	$88	$250	$265
Interest income(2)	86	87	255	268
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of September 30, 2016, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $15 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at September 30, 2016:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$15	2.56%	4.5%	Libor	2021

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

Xerox 2016 Form 10-Q

At September 30, 2016 and December 31, 2015, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,473 and $3,212 respectively, with terms of less than 12 months. The associated currency exposures being hedged at September 30, 2016 were consistent with year-end currency exposures, and there has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net asset (liability) fair value of these contracts were $22 and $(1) as of September 30, 2016 and December 31, 2015, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$24	$4
	Other current liabilities	(2)	(4)
Foreign currency options	Other current liabilities	—	(1)
Interest rate swaps	Other long-term assets	15	7
	Net Designated Derivative Asset	$37	$6

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$62	$51
	Other current liabilities	(6)	(8)
	Net Undesignated Derivative Asset	$56	$43

Summary of Derivatives	Total Derivative Assets	$101	$62
	Total Derivative Liabilities	(8)	(13)
	Net Derivative Asset	$93	$49
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2016	2015	2016	2015
Fair Value Hedges - Interest rate contracts
Derivative (loss) gain recognized in interest expense	$(3)	$7	$8	$7
Hedged item gain (loss) recognized in interest expense	3	(7)	(8)	(7)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain recognized in OCI (effective portion)	$4	$5	$61	$12
Derivative gain (loss) reclassified from AOCI to income - Cost of sales (effective portion)	17	(11)	24	(21)
During the three and nine months ended September 30, 2016 and 2015, no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

Xerox 2016 Form 10-Q

At September 30, 2016, a net after-tax gain of $25 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2016	2015	2016	2015
Foreign exchange contracts – forwards	Other expense – Currency gains (loss), net	$33	$33	$182	$(2)
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three and nine months ended September 30, 2016, currency losses, net were $3 and $4, respectively. For the three and nine months ended September 30, 2015, currency losses, net were $3 and $4, respectively.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2016	December 31, 2015
Assets:
Foreign exchange contracts - forwards	$86	$55
Interest rate swaps	15	7
Deferred compensation investments in cash surrender life insurance	97	92
Deferred compensation investments in mutual funds	35	33
Total	$233	$187
Liabilities:
Foreign exchange contracts - forwards	$8	$12
Foreign currency options	—	1
Deferred compensation plan liabilities	127	125
Total	$135	$138
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

Xerox 2016 Form 10-Q

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,423	$1,423	$1,368	$1,368
Accounts receivable, net	2,466	2,466	2,319	2,319
Short-term debt	2,033	2,047	985	976
Long-term debt	5,346	5,537	6,354	6,395
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

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$7	$8	$1	$2
Interest cost	33	38	50	53	9	8
Expected return on plan assets	(35)	(38)	(63)	(73)	—	—
Recognized net actuarial loss	8	5	16	19	—	—
Amortization of prior service credit	—	—	(1)	—	(2)	(1)
Recognized settlement loss	16	16	—	—	—	—
Defined Benefit Plans	23	22	9	7	8	9
Defined contribution plans	16	15	8	8	n/a	n/a
Net Periodic Benefit Cost	39	37	17	15	8	9

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss (Income):
Net actuarial loss (gain)(1)	113	(40)	—	—	—	—
Amortization of prior service credit	—	—	1	—	2	1
Amortization of net actuarial loss	(24)	(21)	(16)	(19)	—	—
Total Recognized in Other Comprehensive Loss (Income)(2)	89	(61)	(15)	(19)	2	1
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss (Income)	$128	$(24)	$2	$(4)	$10	$10

Xerox 2016 Form 10-Q

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015	2016	2015
Service cost	$3	$3	$23	$25	$4	$6
Interest cost	106	114	155	159	25	25
Expected return on plan assets	(111)	(114)	(196)	(220)	—	—
Recognized net actuarial loss	20	18	50	59	1	1
Amortization of prior service credit	(1)	(1)	(3)	(2)	(4)	(16)
Recognized settlement loss	62	61	—	—	—	—
Recognized curtailment gain	—	—	—	—	—	(22)
Defined Benefit Plans	79	81	29	21	26	(6)
Defined contribution plans	45	46	28	28	n/a	n/a
Net Periodic Benefit Cost	124	127	57	49	26	(6)

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss (Income):
Net actuarial loss (gain)(1)	370	(92)	—	(2)	(34)	(58)
Amortization of prior service credit	1	1	3	2	4	16
Amortization of net actuarial loss	(82)	(79)	(50)	(59)	(1)	(1)
Curtailment gain - recognition of net prior service credit	—	—	—	—	—	22
Total Recognized in Other Comprehensive Loss (Income)(2)	289	(170)	(47)	(59)	(31)	(21)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss (Income)	$413	$(43)	$10	$(10)	$(5)	$(27)
_____________________________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive loss. Refer to Note 15 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	Estimated 2016(1)	2015
U.S. Plans	$20	$40	$25	$177
Non-U.S. Plans	86	108	115	132
Total	$106	$148	$140	$309

Retiree Health	$46	$49	$65	$63
___________

(1)
These full year estimates are based on current expectations that we will make additional 2016 cash contributions of $34 ($5 U.S. and $29 Non-U.S) to our defined benefit pension plans and $19 to our retiree health benefit plans.

The 2016 expected pension plan contributions do not include any planned contributions for our domestic tax-qualified defined benefit plans because none are required to meet the minimum funding requirements. However, the desirability of making additional contributions will continue to be assessed, and we may voluntarily decide to contribute to these plans before the end of the year.
Plan Amendments
In June 2015, we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retired before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax curtailment gain of $22 in the second quarter 2015. The gain represents the recognition of deferred gains from

Xerox 2016 Form 10-Q

other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees.

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$1,013	$3,017	$9,686	$(4,642)	$9,074	$43	$9,117
Comprehensive income, net	—	—	370	10	380	7	387
Cash dividends declared - common(1)	—	—	(237)	—	(237)	—	(237)
Cash dividends declared - preferred(2)	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	1	54	—	—	55	—	55
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at September 30, 2016	$1,014	$3,071	$9,801	$(4,632)	$9,254	$40	$9,294

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	203	(240)	(37)	12	(25)
Cash dividends declared - common(1)	—	—	—	(227)	—	(227)	—	(227)
Cash dividends declared - preferred(2)	—	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	11	8	—	—	—	19	—	19
Payments to acquire treasury stock, including fees	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Cancellation of treasury stock	(57)	(659)	716	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at September 30, 2015	$1,078	$3,632	$(691)	$9,493	$(4,399)	$9,113	$44	$9,157
_____________________________

(1)	Cash dividends declared on common stock of $0.0775 per share in each quarter of 2016 and $0.07 per share in each quarter of 2015.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2016 and 2015.

(3)	Refer to Note 15 - Other Comprehensive (Loss) Income for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the third quarter 2016 or for the nine months ended September 30, 2016.

Xerox 2016 Form 10-Q

Note 15 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(22)	$(22)	$(206)	$(206)	$96	$92	$(521)	$(521)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains	4	3	5	4	61	42	12	11
Changes in cash flow hedges reclassed to earnings(1)	(17)	(12)	11	5	(24)	(17)	21	9
Other losses	—	—	(2)	(1)	(1)	(1)	(2)	(2)
Net Unrealized (Losses) Gains	(13)	(9)	14	8	36	24	31	18

Defined Benefit Plans (Losses) Gains:
Net actuarial (losses) gains	(113)	(69)	40	25	(336)	(207)	152	94
Prior service amortization(2)	(3)	(2)	(1)	(2)	(8)	(5)	(41)	(26)
Actuarial loss amortization/settlement(2)	40	27	40	27	133	90	139	94
Fuji Xerox changes in defined benefit plans, net(3)	(8)	(8)	(5)	(5)	(108)	(108)	22	22
Other gains(4)	38	37	51	52	124	123	78	78
Changes in Defined Benefit Plans (Losses) Gains	(46)	(15)	125	97	(195)	(107)	350	262

Other Comprehensive (Loss) Income	(81)	(46)	(67)	(101)	(63)	9	(140)	(241)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	(1)	(1)	(1)	(1)	(1)
Other Comprehensive (Loss) Income Attributable to Xerox	$(81)	$(46)	$(66)	$(100)	$(62)	$10	$(139)	$(240)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2016	December 31, 2015
Cumulative translation adjustments	$(2,309)	$(2,402)
Other unrealized gains, net	25	1
Benefit plans net actuarial losses and prior service credits(1)	(2,348)	(2,241)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,632)	$(4,642)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2016 Form 10-Q

Note 16 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Xerox	$181	$(31)	$370	$267
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Net Income (Loss) From Continuing Operations Available to Common Shareholders	175	(37)	352	249
Net loss from discontinued operations attributable to Xerox	—	(3)	—	(64)
Net Income (Loss) Available to Common Shareholders	$175	$(40)	$352	$185

Weighted average common shares outstanding	1,013,718	1,045,131	1,013,360	1,080,020
Basic Earnings (Loss) per Share:
Continuing operations	$0.17	$(0.04)	$0.35	$0.23
Discontinued operations	—	—	—	(0.06)
Total	$0.17	$(0.04)	$0.35	$0.17

Diluted Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Xerox	$181	$(31)	$370	$267
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Net Income (Loss) From Continuing Operations Available to Common Shareholders	$175	$(37)	$352	$249
Net loss from discontinued operations attributable to Xerox	—	(3)	—	(64)
Net Income (Loss) Available to Common Shareholders	$175	$(40)	$352	$185

Weighted average common shares outstanding - Basic	1,013,718	1,045,131	1,013,360	1,080,020
Common shares issuable with respect to:
Stock options	601	—	691	1,265
Restricted stock and performance shares	10,978	—	8,326	11,995
Convertible preferred stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	1,025,297	1,045,131	1,022,377	1,093,280
Diluted Earnings (Loss) per Share:
Continuing operations	$0.17	$(0.04)	$0.34	$0.23
Discontinued operations	—	—	—	(0.06)
Total	$0.17	$(0.04)	$0.34	$0.17

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	1,307	3,391	1,217	2,125
Restricted stock and performance shares	22,631	25,996	25,283	18,214
Convertible preferred stock	26,966	26,966	26,966	26,966
Total Anti-Dilutive Securities	50,904	56,353	53,466	47,305

Dividends per Common Share	$0.0775	$0.0700	$0.2325	$0.2100

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
As of September 30, 2016, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $749, with the increase from our December 31, 2015 balance of approximately $577 primarily related to currency and interest. With respect to the unreserved balance of $749, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2016, we had $85 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $4, and additional letters of credit and surety bonds of approximately $141 and $91, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett and Robert K. Zapfel: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleges that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff seeks, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. Xerox and the individual defendants will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

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
Other Contingencies
We have issued or provided the following guarantees as of September 30, 2016:

•
$344 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$775 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

Xerox 2016 Form 10-Q

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2016, we serviced a FFEL portfolio of approximately 1.6 million loans with an outstanding principal balance of approximately $24.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2016, other current liabilities included reserves of approximately $4 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.
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

Overview
Separation Update
On January 29, 2016, Xerox announced plans for the complete legal and structural separation of the Company's Business Process Outsourcing (BPO) business, to be named Conduent Incorporated (Conduent), from its Document Technology and Document Outsourcing (DT/DO) business, which will retain the Xerox Corporation name. Each of the businesses will operate as an independent, publicly-traded company. The transaction is intended to be tax-free for Xerox shareholders for federal income tax purposes.
During third quarter 2016, the CFO for Conduent was announced, and several amendments to the Form 10 registration statement for Conduent were filed with the U.S. Securities and Exchange Commission (SEC), including one that provided additional information on its pro-forma capitalization and results and another that named the majority of its executive management and seven of nine of its directors. Also, Xerox's credit ratings remain investment grade following recent updates from the major rating agencies. Conduent is expected to be a high non-investment grade rated company following the separation. These ratings are in line with management’s expectations. In addition, we released Conduent's brand identity and announced that its stock will trade on the New York Stock Exchange (NYSE) under the symbol "CNDT" while Xerox will continue to trade on the NYSE as "XRX".
Xerox has begun the process to separate and is finalizing the transaction structure, which is predicated on a spin-off of the BPO business. To effect the separation, Xerox is currently undertaking a series of internal transactions, following which Conduent will hold, directly or through its subsidiaries, the BPO business. The separation will be completed by way of a pro rata distribution of Conduent shares held by Xerox to Xerox's shareholders.
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
In conjunction with the separation, Xerox also began a three-year Strategic Transformation program targeting a cumulative $2.4 billion savings across all segments. The program is inclusive of ongoing activities and $600 million of incremental transformation initiatives.

Xerox 2016 Form 10-Q

2015 Health Enterprise (HE) Charge
Prior year results include a pre-tax charge (HE charge) of $389 million ($241 million after-tax or $0.23 cents per share) associated with our third quarter 2015 decision to not fully complete the HE implementations in California and Montana. The charge included a $116 million reduction to revenues with the remaining $273 million recorded to costs of outsourcing, maintenance and rentals. As a result of the significant year-over-year impact of the HE charge on our reported revenues, earnings and key metrics, we are also comparing our current year results to adjusted prior year results, which exclude the HE charge. These adjusted results and comparisons are noted as "adjusted" in the discussion below.
Third Quarter 2016 Review
Although revenues were lower in both segments as compared to the prior year, the third quarter 2016 results reflected the following:

•	Continued cost and productivity progress from on-going restructuring and our Strategic Transformation program resulting in margin improvement in Services and solid margins in Document Technology.

•	Strong Services renewal opportunities and an 86% renewal rate, which drove overall signings growth.

•	Higher year-over-year operating cash flow reflecting the strength of our annuity based business model.
Total revenue of $4.2 billion for the third quarter 2016 declined 3% from third quarter 2015. On an adjusted1 basis, excluding the third quarter 2015 HE charge, total revenues decreased 5%, with a 1-percentage point negative impact from currency. Services segment revenues of $2.4 billion, which represented 57% of total revenues, increased 1%. On an adjusted1 basis, Services segment revenue decreased 3%, with a 1-percentage point negative impact from currency as a 4% decrease in Business Process Outsourcing (BPO) revenues was partially offset by a 1% increase in Document Outsourcing revenues. Services segment margin of 9.4% increased 17.7-percentage points from third quarter 2015, or 1.6-percentage points on an adjusted1 basis, primarily reflecting cost and productivity improvements across our BPO business. Document Technology segment revenues of $1.6 billion decreased by 9%, with a 2-percentage point negative impact from currency. Although Document Technology segment margin of 13.1% decreased 0.8-percentage points as compared to prior year, it improved sequentially and reflects continued productivity gains and cost savings from the company’s strategic transformation program.
Total revenue of $12.9 billion for the nine months ended September 30, 2016 declined 4% from the prior year. On an adjusted1 basis, excluding the third quarter 2015 HE charge, total revenue declined 5%, with a 2-percentage point negative impact from currency. Services segment revenues of $7.4 billion, which represented 57% of total revenues, was relatively flat compared to the prior year. On an adjusted1 basis, Services segment revenues declined 2% compared to the prior year, with a 2-percentage point negative impact from currency. Services segment margin of 8.9% increased 6.6-percentage points from the prior year or 1.4-percentage points on an adjusted1 basis. Document Technology segment revenues of $5.0 billion decreased by 9%, with a 2-percentage point negative impact from currency. Document Technology segment margin of 12.0% decreased 1-percentage point as compared to prior year.
Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2016 was $181 million and $370 million, respectively, and included after-tax costs of $105 million and $458 million, respectively, related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and separation costs, resulting in adjusted1 net income from continuing operations attributable to Xerox of $286 million and $828 million, respectively. Net (loss) income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2015 was $(31) million and $267 million, respectively, and included after-tax costs of $320 million and $564 million, respectively, related to the amortization of intangible assets, the HE charge, restructuring and related costs and non-service retirement-related costs, resulting in adjusted1 net income from continuing operations attributable to Xerox of $289 million and $831 million, respectively. Adjusted1 net income for the third quarter and year-to-date 2016 periods were relatively flat as compared to the prior year periods as lower operating profit was offset by lower income taxes.

Xerox 2016 Form 10-Q

Cash provided by operating activities was $522 million for the nine months ended September 30, 2016, as compared to cash provided by operating activities of $733 million in the prior year period. The $211 million decrease is primarily due to lower pre-tax earnings before non-cash charges, increased working capital and payments related to the prior year Health Enterprise settlement and separation costs. Cash used in investing activities of $261 million includes a $52 million payment to Atos, reflecting the final working capital adjustments associated with the 2015 sale of the ITO business, and capital expenditures (including internal use software) of $218 million. Cash used in financing activities of $213 million primarily reflects $246 million for dividends and $13 million of distributions to noncontrolling interests partially offset by $41 million of net proceeds on debt.
2016 Outlook
We continue to expect total revenues to decline 2 to 4% in 2016, excluding the impact of currency which at September 30, 2016 exchange rates, is expected to have about a 1-percentage point negative impact on total revenues in 2016. We expect Services segment revenues to be flat to down 1% on an adjusted basis (excluding the HE Charge from 2015 and currency) and we expect full year segment margin to be in line with the third quarter 2016. We continue to expect a 5 to 7% revenue decline before the impact of currency in Document Technology with segment margin in the 12 to 14% range.
2016 full-year earnings are expected to be negatively impacted by separation costs estimated at $175 million to $200 million as well as restructuring and related costs of about $300 million. We also expect to incur additional tax costs related to the separation, which are currently estimated to be in the range of $40 million to $50 million. Reported and adjusted earnings are anticipated to be in line with our full-year expectations.

We expect full year 2016 cash flows from operations to be between $950 million and $1.2 billion reflecting increased cash requirements for separation costs and restructuring. Capital expenditures are expected to be approximately $350 million.
Recent Developments
On June 23, 2016, a referendum was held in the United Kingdom in which it was decided that the United Kingdom would withdraw from the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused financial market volatility during the current period, and we anticipate this volatility will likely continue into the future. Brexit did not, however, have a material impact on our financial statements for the period ended September 30, 2016. Approximately 5% of the Company's total revenues are pound sterling-denominated, and approximately 15% are Euro-denominated.

Xerox 2016 Form 10-Q

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	% Change	CC % Change	2016	2015	% Change	CC % Change	% of Total Revenue 2016	% of Total Revenue 2015
Equipment sales	$613	$668	(8)%	(7)%	$1,848	$2,011	(8)%	(7)%	14%	15%
Annuity revenue	3,599	3,665	(2)%	(1)%	11,030	11,381	(3)%	(2)%	86%	85%
Total Revenue	$4,212	$4,333	(3)%	(2)%	$12,878	$13,392	(4)%	(3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,076	$1,150	(6)%	(5)%	$3,242	$3,500	(7)%	(6)%
Less: Supplies, paper and other sales	(463)	(482)	(4)%	(2)%	(1,394)	(1,489)	(6)%	(4)%
Equipment Sales	$613	$668	(8)%	(7)%	$1,848	$2,011	(8)%	(7)%

Outsourcing, maintenance and rentals	$3,053	$3,098	(1)%	—%	$9,388	$9,630	(3)%	(1)%
Add: Supplies, paper and other sales	463	482	(4)%	(2)%	1,394	1,489	(6)%	(4)%
Add: Financing	83	85	(2)%	(2)%	248	262	(5)%	(4)%
Annuity Revenue	$3,599	$3,665	(2)%	(1)%	$11,030	$11,381	(3)%	(2)%

Adjusted: (1)
Outsourcing, maintenance and rentals	$3,053	$3,214	(5)%	(4)%	$9,388	$9,746	(4)%	(3)%
Annuity revenue	$3,599	$3,781	(5)%	(4)%	$11,030	$11,497	(4)%	(3)%
Total Revenue	$4,212	$4,449	(5)%	(4)%	$12,878	$13,508	(5)%	(3)%
_______________
(1) Refer to the Revenue/Segment reconciliation table in the "Non-GAAP Financial Measures" section.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.

Total revenue for third quarter 2016 decreased 3% as compared to third quarter 2015. On an adjusted1 basis, excluding the third quarter 2015 HE charge, total revenues decreased 5%, with a 1-percentage point negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 3% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues (revenues from the Pound Sterling represent approximately 5% of the total), while overall non-U.S. revenues represent almost one third of the total. Third quarter 2016 total revenues reflect the following:

•
Annuity revenue decreased 2% as compared to third quarter 2015. On an adjusted[1] basis, annuity revenue decreased 5%, with a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,053 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. These revenues declined 1%, or 5% on an adjusted[1] basis, with a 1-percentage point negative impact from currency, primarily due to a continued decline in the Document Technology segment as well as a modest decline in the Services segment.

Xerox 2016 Form 10-Q

◦
Supplies, paper and other sales of $463 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The 4% decline in these revenues included a 2-percentage point negative impact from currency, reduced supplies demand as a result of lower equipment sales in prior periods and lower OEM supplies sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within the Document Technology segment. The 2% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 8% as compared to third quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by fewer     large-account sales in North America, lower OEM sales as well as overall price declines that continue to be within our historical range of 5% to 10%. These areas of decline were partially offset by modest growth in developing markets.

Total revenue for the nine months ended September 30, 2016 decreased 4% as compared to the prior period. On an adjusted1 basis, excluding the third quarter 2015 HE charge, total revenues decreased 5%, with a 2-percentage point negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 3% weaker against the U.S. Dollar as compared to the prior year. Revenues from these major foreign currencies comprise approximately 25% of our total consolidated revenues (revenues from the Pound Sterling represent approximately 5% of the total), while overall non-U.S. revenues represent almost one third of the total. Total revenue for the nine months ended September 30, 2016 reflects the following:

•
Annuity revenue for the nine months ended September 30, 2016 decreased 3% as compared to the prior year period. On an adjusted[1] basis, annuity revenue decreased 4%, with a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $9,388 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment and declined 3% as compared to the prior year period. On an adjusted[1] basis, these revenues decreased 4% with a 1-percentage point negative impact from currency, primarily due to a continued decline in the Document Technology segment as well as a modest decline in the Services segment.

◦
Supplies, paper and other sales of $1,394 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The 6% decline in these revenues included a 2-percentage point negative impact from currency, reduced supplies demand as a result of lower equipment sales in prior periods, continued weakness in developing markets and lower OEM supplies sales.

◦
Financing revenue is generated from financed equipment sale transactions primarily within the Document Technology segment. The 5% decline in these revenues reflected a 1-percentage point negative impact from currency and a declining finance receivables balance due to lower equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing (DO) business within our Services segment. Equipment sales revenue decreased 8% as compared to the prior year period, with a 1-percentage point negative impact from currency. The decline was driven by lower developing market sales, fewer large account sales in North America, lower OEM sales and overall price declines that continue to be within our historical range of 5% to 10%.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2016 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,
	Reported				Adjusted (1)
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	31.0%	22.8%	8.2	pts.	31.3%	31.2%	0.1	pts.
RD&E as a % of Revenue	3.0%	3.1%	0.1	pts.	2.8%	2.9%	0.1	pts.
SAG as a % of Revenue	19.6%	19.7%	0.1	pts.	19.3%	18.9%	(0.4)	pts.

Pre-tax Income Margin	3.6%	(4.0)%	7.6	pts.	N/A	N/A	N/A
Operating Margin (1)	N/A	N/A	N/A		9.2%	9.4%	(0.2)	pts.

	Nine Months Ended September 30,
	Reported				Adjusted (1)
	2016	2015	B/(W)		2016	2015	B/(W)
Total Gross Margin	30.7%	28.4%	2.3	pts.	31.0%	31.3%	(0.3)	pts.
RD&E as a % of Revenue	3.0%	3.1%	0.1	pts.	2.8%	3.0%	0.2	pts.
SAG as a % of Revenue	20.0%	20.0%	—	pts.	19.6%	19.5%	(0.1)	pts.

Pre-tax Income Margin	2.2%	0.8%	1.4	pts.	N/A	N/A	N/A
Operating Margin (1)	N/A	N/A	N/A		8.6%	8.8%	(0.2)	pts.
______________
(1) Refer to the Operating Income/Margin and the Key Financial Ratios reconciliation tables in the "Non-GAAP Financial Measures" section.
Pre-tax Income Margin
Third quarter 2016 pre-tax income margin of 3.6% increased 7.6-percentage points as compared to third quarter
2015. The increase was primarily driven by the third quarter 2015 HE charge of $389 million partially offset by higher 2016 restructuring and related costs as well as separation costs.
Pre-tax income margin for the nine months ended September 30, 2016 of 2.2% increased 1.4-percentage points as compared to prior year. The increase was primarily driven by third quarter 2015 HE charge of $389 million partially offset by higher 2016 restructuring and related costs as well as separation costs. In addition, an increase in non-service retirement related costs of $30 million, due primarily to the $22 million curtailment gain recorded in the second quarter 2015, also partially offset the increase in pre-tax margin.
Pre-tax income margin includes the amortization of intangible assets, restructuring and related costs, separation costs and other expenses, net, all of which are separately discussed in subsequent sections. Pre-tax income margin also includes non-service retirement related costs, which increased by $4 million and $30 million, respectively, for the three and nine months ended September 30, 2016. Operating margin, discussed below, excludes all of these items.
Additional analysis on changes in restructuring and related costs, amortization of intangible assets, separation costs and other expenses, net are included in subsequent sections.
Operating Margin
Third quarter 2016 operating margin1 of 9.2% decreased 0.2-percentage points as compared to third quarter 2015. Benefits from strategic transformation cost and productivity initiatives were more than offset by increased expense, particularly in SAG, due to favorable prior-year compensation and benefit adjustments as well as the decline in total company revenue.
Operating margin1 for the nine months ended September 30, 2016 of 8.6% decreased 0.2-percentage points as compared to the prior year period. Benefits from strategic transformation cost and productivity initiatives were more than offset by increased expense, particularly in SAG, due to favorable prior-year compensation and benefit adjustments as well as the decline in total company revenue.

Xerox 2016 Form 10-Q

(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2016 gross margin of 31.0% increased 8.2-percentage points as compared to third quarter 2015. On an adjusted1 basis, gross margin of 31.3% increased by 0.1-percentage point. Services and Document Technology gross margin each improved year-over-year driven by cost and productivity improvements. These improvements were partially offset by the higher proportion of our revenue from Services (which historically has a lower gross margin).
Gross Margin for the nine months ended September 30, 2016 of 30.7% increased 2.3-percentage points as compared to the prior year period. On an adjusted1 basis, gross margin of 31.0% decreased by 0.3-percentage points. Services and Document Technology gross margin each improved year-over-year driven by cost and productivity improvements. These improvements were partially offset by the higher proportion of our revenue from Services (which historically has a lower gross margin).
Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
R&D	$104	$103	$1	$317	$324	$(7)
Sustaining engineering	22	32	(10)	71	94	(23)
Total RD&E Expenses	$126	$135	$(9)	$388	$418	$(30)

Third quarter 2016 RD&E as a percentage of revenue of 3.0% decreased 0.1-percentage point from third quarter 2015. On an adjusted1 basis, RD&E was 2.8% of revenue and decreased 0.1-percentage point due to restructuring savings and a higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $126 million decreased by $9 million compared to third quarter 2015. On an adjusted1 basis, RD&E of $119 million decreased by $10 million.
RD&E as a percentage of revenue for the nine months ended September 30, 2016 of 3.0% decreased 0.1-percentage points from the prior year period. On an adjusted1 basis, RD&E was 2.8% of revenue and decreased 0.2-percentage points due to restructuring savings and a higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue).
RD&E of $388 million decreased by $30 million compared to the nine months ended September 30, 2015. On an adjusted1 basis, RD&E of $367 million decreased by $37 million. We strategically coordinate R&D with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.6% decreased 0.1-percentage point from third quarter 2015. On an adjusted1 basis, SAG was 19.3% of revenue and increased 0.4-percentage points. Restructuring and productivity improvements and a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue) were more than offset by higher compensation and benefit expense and the decline in total company revenue.
SAG of $827 million was $28 million lower than third quarter 2015. On an adjusted1 basis, SAG of $813 million decreased $28 million, including a $15 million favorable impact from currency, and reflected the following:

•	$33 million decrease in selling expenses.

•	$4 million increase in general and administrative expenses.

•	$1 million increase in bad debt expense. Third quarter 2016 bad debt expense remained at less than one percent of receivables.
SAG as a percentage of revenue for nine months ended September 30, 2016 of 20.0% was flat from the prior year period. On an adjusted1 basis, SAG was 19.6% of revenue and increased 0.1-percentage point from the prior year period. Restructuring and productivity improvements, a higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), and lower bad debt expense was offset by higher compensation and benefit expense and an overall decline in total company revenue.

Xerox 2016 Form 10-Q

SAG of $2,571 million for nine months ended September 30, 2016 was $105 million lower than the prior year period. On an adjusted1 basis, SAG of $2,522 million decreased $116 million, including a $42 million favorable impact from currency, and reflected the following:

•	$76 million decrease in selling expenses.

•	$31 million decrease in general and administrative expenses.

•	$9 million decrease in bad debt expense.

Restructuring and Related Costs
During third quarter 2016, Restructuring and related costs of $32 million include restructuring and asset impairment charges of $13 million as well as $19 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Third quarter 2016 net restructuring and asset impairment charges of $13 million included $21 million of severance costs related to headcount reductions of approximately 550 employees worldwide. Approximately 75% of the charges were related to our Document Technology segment and 25% to our Services segment. The third quarter 2016 actions impacted several functional areas, with approximately 40% of the costs focused on gross margin improvements and approximately 50% on SAG reductions, with the remainder focused on RD&E optimization. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2016 Restructuring and related costs of $229 million included restructuring and asset impairment charges of $199 million as well as $30 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
During the nine months ended September 30, 2016, we recorded net restructuring and asset impairment charges of $199 million, which included $218 million of severance costs related to headcount reductions of approximately 5,700 employees worldwide, $4 million of lease cancellation costs and $2 million of asset impairments. These costs were partially offset by $20 million of net reversals for changes in estimated reserves from prior period initiatives as well as a $5 million gain from the sale of real estate impaired in prior periods.
Approximately two-thirds of the 2016 charges related to our Document Technology segment, and about a third to our Services segment. 2016 actions impacted several functional areas, with approximately half of the costs focused on gross margin improvements and approximately 40% on SAG reductions, with the remainder focused on RD&E optimization.
During third quarter 2015, we recorded net restructuring and asset impairment charges of $20 million, which included approximately $16 million of severance costs related to headcount reductions of approximately 780 employees primarily related to our Services segment, $1 million of lease cancellation costs and $7 million of asset impairments which were primarily related to a surplus Canadian facility. These costs were partially offset by $4 million of net reversals for changes in estimated reserves from prior period initiatives.
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
The restructuring reserve balance as of September 30, 2016 for all programs was $103 million, of which $98 million is expected to be spent over the next twelve months.
We continue to expect restructuring and related costs of approximately $300 million for full-year 2016.
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
During the three and nine months ended September 30, 2016, we recorded separation costs of $39 million and $75 million, respectively. For full-year 2016, we continue to expect to incur separation costs of approximately $175 to $200 million, which exclude tax-related separation costs discussed below in Income Taxes. We also continue to anticipate separation-related capital spending of approximately $50 million for full-year 2016.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2016 of $244 million increased $11 million compared to the prior year period primarily due to the impairment of a customer relationship asset resulting from a lost contract.
Worldwide Employment
Worldwide employment was approximately 131,800 as of September 30, 2016 and decreased by 11,800 from December 31, 2015, due primarily to the impact of restructuring and productivity-related reductions as well as seasonal reductions.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Non-financing interest expense	$49	$55	$153	$167
Interest income	(3)	(2)	(7)	(6)
Gains on sales of businesses and assets(1)	(2)	—	(18)	(10)
Currency losses, net	3	3	4	4
Litigation matters	3	6	16	8
Loss on sales of accounts receivable	4	3	12	9
Deferred compensation investment (gains) losses	(2)	5	(5)	1
All other expenses, net	4	3	13	14
Total Other Expenses, Net	$56	$73	$168	$187
_______________
(1) Excludes the loss on sale of the ITO business reported in Discontinued Operations.
Note: Total Other Expenses, Net with the exception of Deferred compensation investment (gains) losses are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2016 of $49 million and $153 million, respectively, was $6 million and $14 million, respectively, lower than the prior year comparable periods. When combined with financing interest expense (cost of financing), total company interest expense declined by $7 million and $15 million, respectively, from the prior year comparable period, driven by a lower average cost of debt, primarily due to a lower rate on our one-year $1.0 billion senior unsecured term facility, and a lower debt balance.
Deferred Compensation Investment
Deferred compensation investment gains for the three and nine months ended September 30, 2016 were $7 million and $6 million higher, respectively, than the prior year comparable periods due to the performance of the underlying investments.
Gains on Sales of Businesses and Assets: The nine months ended September 30, 2016 and 2015 include gains on the sale of surplus technology assets of $17 million and $14 million, respectively.

Xerox 2016 Form 10-Q

Litigation Matters: The nine months ended September 30, 2016 and 2015 litigation matters reflect probable losses and reserves for various legal matters.
Income Taxes
Third quarter 2016 effective tax rate was 3.3%. On an adjusted1 basis, third quarter 2016 tax rate was 25.3%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries. The effective tax rate of 3.3% also included tax-related separation costs, which are discussed below.
The effective tax rate for the nine months ended September 30, 2016 was (0.4%). On an adjusted1 basis, the nine months ended September 30, 2016 tax rate was 21.7%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the redetermination of certain unrecognized tax positions upon conclusion of several audits, and the geographical mix of profits. The effective tax rate of (0.4%) also included tax-related separation costs, which are discussed below.
Third quarter 2015 effective tax rate was 60.7% which was higher than the U.S. statutory tax rate primarily due to the discrete tax benefit associated with the HE charge. On an adjusted1 basis, third quarter 2015 tax rate was
27.1%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance, partially offset by additions to unrecognized tax positions.
The effective tax rate for the nine months ended September 30, 2015 was (73.5%) and was negative primarily due to the discrete tax benefit associated with the HE charge and the second quarter 2015 software impairment charges. On an adjusted1 basis, the nine months ended September 30, 2015 tax rate was 26.1%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the geographical mix of profits and the reversal of a deferred tax valuation allowance, partially offset by additions to unrecognized tax positions.
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
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement related costs, separation costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 25% to 27% for fourth quarter 2016 and approximately 23% to 25% for full year
2016.
Tax-related Separation Costs
We recorded a deferred tax benefit/asset of $15 million related to our separation costs for third quarter 2016 and $29 million for the 2016 year-to-date period. We estimate half of the year-to-date deferred tax asset will be eliminated at the time the separation is executed, as certain separation costs are expected to be non-deductible.
In connection with the actual legal separation of the company, we expect to effect certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. Although we believe that, for the most part, this reorganization of entities can be completed in a tax-free manner, we do expect to incur incremental income tax expense associated with certain elements of the reorganization. Accordingly, for year-to-date 2016, we recorded $24 million, including a $2 million credit in third quarter 2016, for the estimated income tax on the book/tax basis differences currently associated with our investments in certain subsidiaries that are expected to be impacted by these internal reorganizations. Upon final separation of the company, we also expect to recognize additional income tax expense in certain state and international jurisdictions primarily related to the change in realizability of certain deferred tax assets. At present, we estimate that this additional income tax expense will be approximately $15 to $25 million, for a total of approximately $40 to $50 million for full-year 2016.

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2016 Form 10-Q

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Total equity in net income of unconsolidated affiliates	$39	$40	$98	$103
Fuji Xerox after-tax restructuring costs included in equity income	2	2	3	4
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $1 million and $5 million for the three and nine months ended September 30, 2016, respectively, is primarily due to our share of Fuji Xerox's lower net income, partially offset by translation currency impacts.
Net Income from Continuing Operations
Third quarter 2016 net income from continuing operations attributable to Xerox was $181 million, or $0.17 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $286 million, or $0.27 per diluted share. Third quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and separation costs.
Third quarter 2015 net loss from continuing operations attributable to Xerox was $31 million, or $0.04 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $289 million, or $0.27 per diluted share. Third quarter 2015 adjustments to net income include the amortization of intangible assets, restructuring and related costs, the HE charge and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2016 was $370 million or $0.34 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $828 million, or $0.79 per diluted share, and reflects the adjustments for the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, and separation costs.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2015 was $267 million, or $0.23 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $831 million, or $0.74 per diluted share, and reflects the adjustments for the amortization of intangible assets, restructuring and related costs, the HE charge and non-service retirement-related costs.
Refer to Note 16 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Information Technology Outsourcing (ITO):
In fourth quarter 2014, we announced an agreement to sell the ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. There were no Discontinued Operations for the three and nine months ended September 30, 2016.
Refer to Note 4 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income (Loss)
Third quarter 2016 net income attributable to Xerox was $181 million, or $0.17 per diluted share. Third quarter 2015 net loss attributable to Xerox was $34 million, or $0.04 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2016 was $370 million, or $0.34 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2015 was $203 million, or $0.17 per diluted share.

Xerox 2016 Form 10-Q

Other Comprehensive Income (Loss)
Third quarter 2016 Other comprehensive loss attributable to Xerox was $46 million as compared to a loss of $100 million in the third quarter 2015. The decreased loss is primarily due to a $184 million reduction in losses from the translation of our foreign currency denominated net assets. The third quarter 2016 reflects translation losses of $22 as compared to translation losses of $206 million in the third quarter 2015. The third quarter 2015 loss primarily reflected the weakening of the Pound Sterling and Brazilian Real against the U.S. dollar. Partially offsetting the reduction in translation losses was a $112 million increased loss from changes in defined benefit plans from a gain of $97 million in the third quarter 2015 to a loss of $15 million in the third quarter 2016. The third quarter 2016 change in benefit plans was primarily due to a decrease in discount rates partially offset by currency adjustments on accumulated defined benefit plan losses.
Other Comprehensive income attributable to Xerox for the nine months ended September 30, 2016 was $10 million as compared to a loss of $240 million in the prior year period. The change of $250 million, is primarily due to a $613 million change from the translation of our foreign currency denominated net assets. The nine months ended September 30, 2016 reflects translation gains of $92 million primarily as a result of the strengthening of the Brazilian Real, Japanese Yen, Euro and Canadian Dollar as compared to the U.S. Dollar as the Pound Sterling weakened year-to-date 2016. The nine months ended September 30, 2015 reflects translation losses of $521 million primarily due to a significant weakening across all foreign currencies against the U.S. dollar. Offsetting the change in translation were net losses from changes in defined benefit plans of $107 million in the nine months ended September 30, 2016 as compared to net gains of $262 million in the nine months ended September 30, 2015. The benefit plan losses in the nine months ended September 30, 2016 were primarily due to a decrease in discount rates.
Refer to Note 11 - Financial Instruments, in the Condensed Consolidated Financial Statements, for additional information regarding foreign currency derivatives, and Note 13 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.
Segment Review
In first quarter 2016, we revised our segment reporting to reflect the following changes:

•
The transfer of the Education/Student Loan business from the Services segment to Other as a result of the expected continued run-off of this business. The business does not meet the threshold for separate segment reporting.

•	The exclusion of the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit.
Prior year amounts were revised accordingly to reflect these changes.

	Three Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Services	$116	$2,282	$2,398	57%	$226	9.4%
Document Technology	453	1,173	1,626	39%	213	13.1%
Other	44	144	188	4%	(65)	(34.6)%
Total	$613	$3,599	$4,212	100%	$374	8.9%

2015
Services	$117	$2,250	$2,367	55%	$(196)	(8.3)%
Document Technology	525	1,253	1,778	41%	248	13.9%
Other	26	162	188	4%	(55)	(29.3)%
Total	$668	$3,665	$4,333	100%	$(3)	(0.1)%

Adjusted:(1)
Services	$117	$2,366	$2,483	56%	$193	7.8%
Total	$668	$3,781	$4,449	N/A	$386	8.7%

Xerox 2016 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Services	$358	$6,992	$7,350	57%	$652	8.9%
Document Technology	1,397	3,620	5,017	39%	601	12.0%
Other	93	418	511	4%	(211)	(41.3)%
Total	$1,848	$11,030	$12,878	100%	$1,042	8.1%

2015
Services	$348	$7,012	$7,360	55%	$172	2.3%
Document Technology	1,584	3,904	5,488	41%	715	13.0%
Other	79	465	544	4%	(164)	(30.1)%
Total	$2,011	$11,381	$13,392	100%	$723	5.4%

Adjusted:(1)
Services	$348	$7,128	$7,476	55%	$561	7.5%
Total	$2,011	$11,497	$13,508	N/A	$1,112	8.2%
______________

(1)	Refer to the Services Segment reconciliation tables in the "Non-GAAP Financial Measures" section.

Services
Our Services segment comprises two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	% Change	CC % Change	2016	2015	% Change	CC % Change
Business Process Outsourcing	$1,607	$1,566	3%	4%	$4,927	$4,946	—%	—%
Document Outsourcing	791	801	(1)%	1%	2,423	2,414	—%	3%
Total Services Revenue	$2,398	$2,367	1%	3%	$7,350	$7,360	—%	1%

Adjusted:(1)
Business Process Outsourcing	$1,607	$1,682	(4)%	(4)%	$4,927	$5,062	(3)%	(2)%
Total Services Revenue	$2,398	$2,483	(3)%	(2)%	$7,350	$7,476	(2)%	—%
_______________
Note: The above table excludes intercompany revenue.
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.
(1) Refer to the Services Segment reconciliation tables in the "Non-GAAP Financial Measures" section.

Third quarter 2016 Services revenue of $2,398 million was 57% of total revenue and increased 1% from third quarter
2015. On an adjusted1 basis, Services revenue decreased 3%, with a 1-percentage point negative impact from currency.

•
BPO revenue increased 3% from third quarter 2015 and represented 67% of total Services revenue. On an adjusted[1] basis, BPO revenue decreased 4% with minimal currency impact. The decline was driven by lower volumes and lost business, as well as overall price declines that were consistent with prior periods. These areas of decline were partially offset by ramping new contracts and modest growth from acquisitions.

◦
In third quarter 2016, BPO revenue mix across the major business areas was as follows: Commercial Industries (excluding healthcare) - 44%; Healthcare - 24%; Public Sector - 28%; and all other (including our HE Medicaid platform implementations) - 4%.

•
DO revenue decreased 1%, with a 2-percentage point negative impact from currency, and represented 33% of Services revenue. Growth at constant currency was driven primarily from our partner print services offerings, which more than offset the impact of lower new business signings and price declines on renewals.

Services revenue for the nine months ended September 30, 2016 of $7,350 million was 57% of total revenue and

Xerox 2016 Form 10-Q

relatively flat from the prior year period. On an adjusted1 basis, Services revenue decreased 2%, with a 2-percentage point negative impact from currency.

•
BPO revenue was relatively flat as compared to the prior year period and represented 67% of total Services revenue. On an adjusted[1] basis, BPO revenue decreased 3% with a 1-percentage point negative impact from currency. The decline was driven by lower volumes and lost business, as well as overall price declines that were consistent with prior periods. These areas of decline were partially offset by ramping new contracts and modest growth from acquisitions, particularly in Healthcare.

◦
BPO revenue mix for the nine months ended September 30, 2016 across the major business areas was as follows: Commercial Industries (excluding healthcare) - 44%; Healthcare - 26%; Public Sector - 26%; and all other (including our HE Medicaid platform implementations) - 4%.

•
DO revenue was relatively flat, with a 3-percentage point negative impact from currency, and represented 33% of Services revenue. Growth at constant currency was driven primarily from our partner print services offerings and equipment sales, which more than offset the impact of lower new business signings and price declines on renewals.

Segment Margin
Third quarter 2016 Services segment margin of 9.4% increased by 17.7-percentage points, or 1.6-percentage points on an adjusted1 basis, from third quarter 2015, including a 0.9-percentage point increase in gross margin. The increase reflected restructuring and productivity improvements, particularly in BPO, which more than offset price declines, as well as anticipated year-over-year benefits from lower expenses associated with our HE platform implementations and a higher proportion of DO revenue (which historically has higher segment margin). These benefits were partially offset by continuing margin pressures in our customer care offering as well as higher compensation and benefit expense.
Services segment margin for the nine months ended September 30, 2016 of 8.9% increased by 6.6-percentage points, or 1.4 points on an adjusted1 basis, from the prior year period, including a 0.9-percentage point increase in gross margin. The increase reflected restructuring and productivity improvements, particularly in BPO, which more than offset price declines, as well as anticipated year-over-year benefits from lower expenses associated with our HE platform implementations and a higher proportion of DO revenue (which historically has higher segment margin). These benefits were partially offset by continuing margin pressures in our customer care offering as well as higher compensation and benefit expense.
BPO margin does not reflect the impact of our student loan business, which is included in Other.
As disclosed in our 2015 Annual Report, the fair value of the Commercial Services reporting unit (which has approximately $2.0 billion of goodwill) exceeded its carrying value by approximately 17%. During the nine-month period ended September 30, 2016, revenues and operating profits for our Commercial Services reporting unit decreased by 7% and 3%, respectively, as compared to the prior year. Although we continue to focus on profitable revenue growth and cost improvements in this business; depending on the duration of this trend and our ability to manage through it, there is a possibility that certain assumptions and estimates, including cash flow projections, used for the upcoming fourth quarter 2016 annual goodwill impairment analysis for this reporting unit could be unfavorably impacted. The Company intends to complete its goodwill impairment analysis for all reporting units during the fourth quarter 2016.

(1) Refer to the Services Segment reconciliation tables in the "Non-GAAP Financial Measures" section.
Government Healthcare
Our HE platform is performing to contractual standards in the states where it has been fully implemented, which include New Hampshire, Alaska and North Dakota. New Hampshire was certified by the Center for Medicare and
Medicaid Services in June 2015, and we are currently in the process of getting our Alaska HE implementation certified and in the planning phase of North Dakota certification. We continue to strengthen and improve our platform development and systems integration capabilities with additional resources and enhanced program management and quality control practices.
Due to a number of factors, development work to implement the HE platform in New York has been elongated beyond the current contractual schedule resulting in, among other things, increased delivery costs, which we have considered in our estimates of revenues and costs under the percentage-of-completion accounting methodology.
We continue to work with New York to address new regulatory requirements, policy changes and enhanced security protocols, which are expected to further lengthen the schedule and may result in material increases in future costs

Xerox 2016 Form 10-Q

to complete. We are seeking to mitigate these impacts through a combination of operational actions as well as by working with New York to pursue an amendment to the contract that will revise the project schedule and increase the reimbursement we receive.

Metrics
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Third quarter 2016 Services signings were $2.2 billion in Total Contract Value (TCV).
Signings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in billions)	2016	2015	2016	2015
BPO	$1.5	$1.3	$5.3	$5.5
DO	0.7	0.6	1.9	2.0
Total Signings	$2.2	$1.9	$7.2	$7.5
Signings increased 15% from third quarter 2015, with a 2-percentage point negative impact from currency, primarily reflecting higher contribution from renewals. On a trailing twelve month (TTM) basis, signings increased 6% at constant currency from the comparable prior year period. New business TCV at constant currency decreased 15% from third quarter 2015 and decreased 9% on a TTM basis; these declines reflect, in part, our decision to not pursue opportunities with lower margin and return profiles. DO signings do not include signings from our growing partner print services offerings.
Note: TCV is the estimated total contractual revenue related to signed contracts.
Renewal Rate (Total Services): Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The combined third quarter 2016 contract renewal rate for BPO and DO contracts was 86%, within our target range of 85%-90%. The year-to-date renewal rate was 85%.

Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended September 30,		% Change	CC % Change	Nine Months Ended September 30,		% Change	CC % Change
(in millions)	2016	2015			2016	2015
Equipment sales	$453	$525	(14)%	(13)%	$1,397	$1,584	(12)%	(11)%
Annuity revenue	1,173	1,253	(6)%	(5)%	3,620	3,904	(7)%	(6)%
Total Revenue	$1,626	$1,778	(9)%	(7)%	$5,017	$5,488	(9)%	(7)%
_______________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Third quarter 2016 Document Technology revenue of $1,626 million decreased 9% from third quarter 2015, with a 2-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, third quarter 2016 aggregate document-related revenue decreased 6% from third quarter 2015, with a 1-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue declined 14% from third quarter 2015, with a 1-percentage point negative impact from currency. The decline was driven by fewer large-account sales in North America, lower OEM sales and continued migration of customers to our partner print services offering (included in our Services segment) as well as overall price declines that continue to be within our historical range of 5 to 10%. These declines were partially offset by moderate benefits from improved sales in our high-end color category following the drupa trade show.

Xerox 2016 Form 10-Q

•
Annuity revenue decreased by 6% from third quarter 2015, with a 1-percentage point negative impact from currency. The annuity revenue reduction reflects lower equipment sales in prior periods, ongoing page declines and lower supplies demand, as well as the continued migration of customers to our partner print services offering (included in our Services segment).

Document Technology revenue mix was 57% mid-range, 24% high-end and 19% entry, consistent with recent quarters.

Document Technology revenue of $5,017 million for the nine months ended September 30, 2016 decreased 9% from the prior year period, with a 2-percentage point negative impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, aggregate document-related revenue for the nine months ended September 30, 2016 decreased 6% from the prior year period, with a 2-percentage point negative impact from currency. Document Technology segment revenue results included the following:

•
Equipment sales revenue declined 12% from the prior year period, with a 1-percentage point negative impact from currency. The decline was driven by continued weakness in developing markets, fewer large account sales in North America, continued migration of customers to our partner print services offering (included in our Services segment) and overall price declines that continue to be within our historical range of 5 to 10%. These declines were partially offset by moderate benefits from recent product launches primarily in our mid-range category and from improved sales in our high-end color category following the drupa trade show.

•
Annuity revenue decreased by 7% from the prior year period, with a 1-percentage point negative impact from currency. The annuity revenue reduction reflects lower equipment sales in prior periods, ongoing page declines and lower supplies demand, as well as the continued migration of customers to our partner print services offering (included in our Services segment). These areas of decline were partially offset by annuity growth in our high-end color product group.

Document Technology revenue mix was 57% mid-range, 24% high-end and 19% entry, consistent with recent quarters.
Total revenue in the Document Technology segment is expected to continue to decline over the next three years as we continue to migrate the business to more services-based offerings. These services-based offerings are reported within our Services segment as part of our Document Outsourcing business. This segment also continues to be impacted by lower equipment placements and price declines as well as related supplies and page declines. We expect to continue to mitigate these declines through our focus on productivity and cost improvements, as well as investments in growth areas of the market.
Segment Margin
Third quarter 2016 Document Technology segment margin of 13.1% declined 0.8-percentage points from third quarter 2015, but included a 0.9-percentage point improvement in gross margin. The gross margin increase reflects restructuring and productivity improvements only partially offset by price declines. SAG increased as a percent of revenue primarily due to prior-year compensation and benefit expense adjustments and a decline in segment revenues.
Document Technology segment margin for the nine months ended September 30, 2016 of 12.0% declined 1.0-percentage points from the prior year period, including a 0.1-percentage point improvement in gross margin. The gross margin increase reflects restructuring and productivity improvements only partially offset by unfavorable currency impacts and price declines. SAG increased as a percent of revenue, primarily due to prior-year compensation and benefit expense adjustments as well as a decline in segment revenue which was only partially matched by productivity improvements.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes Document Outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:

Xerox 2016 Form 10-Q

Installs for the third quarter 2016:
Entry(2):

•	16% increase in color multifunction devices due to the benefit of recent product launches and improvements in developing markets.

•	12% decrease in black-and-white multifunction devices.

Mid-Range:

•	7% increase in mid-range color installs including the benefit of recent product launches.

•	25% decrease in mid-range black-and-white reflecting, in part, fewer large-account installs.

High-End:

•	6% increase in high-end color systems, excluding Fuji Xerox digital front-end sales, due to favorable impact from the drupa printing trade show.

•	1% decrease in high-end black-and-white systems.

Installs for the nine months ended September 30, 2016:
Entry(2):

•	2% increase in color multifunction due to the benefit of recent product launches.

•	9% decrease in black-and-white multifunction devices.

Mid-Range:

•	5% increase in mid-range color installs, including the benefit of recent product launches.

•	18% decrease in mid-range black-and-white reflecting a transition to color devices and, in part, fewer large-account installs.

High-End:

•
22% increase in high-end color systems, excluding Fuji Xerox digital front-end sales, due to favorable impact from the drupa printing trade show and growth in Color Press 800 and 1000 products as well as Versant Color Press 80 products, partially offset by declines in other production color products, reflecting product launch timing.

•	11% decrease in high-end black-and-white systems consistent with overall market declines.

Note: Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenue from Document Outsourcing installations is reported in our Services segment.

(2)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 4% and 53% for the three and nine months ended September 30, 2016, respectively, while Entry black-and-white multifunction devices increased 6% and 15% for the three and nine months ended September 30, 2016, respectively.

Other
Revenue
Third quarter 2016 Other revenue of $188 million was flat from third quarter 2015, with a 1-percentage point negative impact from currency. The anticipated run-off of the Student Loan business, now reported in Other, and lower wide-format revenues were offset by higher paper and network integration-related solution sales. Total paper revenue (all within developing markets) and the Student Loan business combined comprise nearly half of Other revenue.
Other revenue for the nine months ended September 30, 2016 of $511 million decreased 6% from the prior year period, with a 2-percentage point negative impact from currency. The anticipated run-off of the Student Loan business, now reported in Other, and lower wide-format revenues, were offset by higher paper and network integration-related solution sales. Total paper revenue (all within developing markets) and the Student Loan business combined comprise approximately half of Other revenue.

Other Loss

Xerox 2016 Form 10-Q

Third quarter 2016 Other loss of $65 million increased $10 million from third quarter 2015. Other expenses, net (excluding Deferred compensation investment gains) are reported within Other and were $58 million in third quarter 2016 as compared to $68 million in third quarter 2015. The $10 million reduction was primarily due to a decline in non-financing interest expense. Remaining Other loss of $7 million in third quarter 2016 increased $20 million from third quarter 2015 income of $13 million, primarily related to lower profitability in the Student Loan business.

Other loss for the nine months ended September 30, 2016 of $211 million increased $47 million from the prior year period. Other expenses, net (excluding Deferred compensation investment gains) are reported within Other and were $173 million for the nine months ended September 30, 2016 as compared to $186 million for the nine months ended September 30, 2015. The $13 million reduction was primarily due to a decline in non-financing interest expense. Remaining Other loss of $38 million for the nine months ended September 30, 2016 increased $60 million from the nine months ended September 30, 2015 income of $22, primarily related to lower profitability in the Student Loan business.

Capital Resources and Liquidity
As of September 30, 2016 and December 31, 2015, total cash and cash equivalents were $1,423 million and $1,368 million, respectively. There were no borrowings under our Commercial Paper Program, or letters of credit under our $2 billion Credit Facility at September 30, 2016 or December 31, 2015, respectively.
We continue to expect cash flows from operations will be between $950 million and $1.2 billion in 2016.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2016	2015
Net cash provided by operating activities	$522	$733	$(211)
Net cash (used in) provided by investing activities	(261)	527	(788)
Net cash used in financing activities	(213)	(1,796)	1,583
Effect of exchange rate changes on cash and cash equivalents	7	(71)	78
Increase (decrease) in cash and cash equivalents	55	(607)	662
Cash and cash equivalents at beginning of period	1,368	1,411	(43)
Cash and Cash Equivalents at End of Period	$1,423	$804	$619
Cash Flows from Operating Activities
Net cash provided by operating activities was $522 million for the nine months ended September 30, 2016. The $211 million decrease in operating cash from the prior year period was primarily due to the following:

•
$105 million decrease in pre-tax income before depreciation and amortization, gains on sales of businesses and assets, stock-based compensation, restructuring and related costs, curtailment gain, separation-related costs and the prior year HE charge.

•	$211 million decrease in accounts payable and accrued compensation primarily related to a reduction in days payable outstanding and higher foreign currency denominated payments.

•	$115 million decrease reflecting settlement payments associated with our third quarter 2015 decision to not fully complete the HE implementations in California and Montana.

•	$67 million decrease from accounts receivable primarily due to the timing of collections.

•	$54 million decrease from higher restructuring and related payments.

•	$39 million decrease due to the prior year source of cash in the discontinued ITO business.

•	$32 million decrease due to payments for separation-related costs.

•	$150 million increase primarily due to lower inventory requirements as well as lower levels of in transit inventory.

•	$73 million increase from finance receivables primarily related to a higher level of run-off due to lower originations and to a reduced impact from 2012 and 2013 finance receivables sales.

•
$63 million increase from the settlements of foreign currency derivative contracts. This increase primarily offsets the negative currency impacts on our Yen-denominated inventory purchases as well as other foreign currency denominated payments recorded in inventory and accounts payable.

•	$42 million increase due to lower pension contributions.

•	$17 million increase due to lower income tax payments.

Xerox 2016 Form 10-Q

•	$14 million increase from lower spending for product software and up-front costs.

Cash Flows from Investing Activities
Net cash used in investing activities was $261 million for the nine months ended September 30, 2016. The $788 million decrease in cash from the prior year period was primarily due to the following:

•
$992 million decrease primarily due to a $52 million payment to Atos in 2016, reflecting final working capital adjustments associated with the 2015 ITO divestiture, compared to $930 million of net proceeds from the sale of the ITO business in 2015.

•	$183 million increase from acquisitions. 2015 reflects the acquisition of RSA Medical LLC for $141 million and Intellinex LLC for $28 million.

•	$44 million increase due to lower capital expenditures (including internal use software) primarily due to the sale of the ITO business.

Cash Flows from Financing Activities
Net cash used in financing activities was $213 million for the nine months ended September 30, 2016. The $1,583 million increase in cash from the prior year period was primarily due to the following:

•	$1,302 million increase, as there were no share repurchases in 2016.

•
$212 million increase from net debt activity. 2016 reflects net proceeds of $1 billion from a Senior Unsecured Term Facility offset by payments of $700 million on Senior Notes and $250 million on Notes. 2015 reflects payment of $1,250 million on Senior Notes offset by net proceeds of $1,045 million from the issuance of Senior Notes and an increase of $50 million in Commercial Paper.

•	$44 million increase from lower distributions to noncontrolling interests.

•	$33 million increase due to the absence of a stock-based award vesting in 2016.

Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2016	December 31, 2015
Total finance receivables, net(1)	$3,835	$3,988
Equipment on operating leases, net	488	495
Total Finance Assets, net(2)	$4,323	$4,483
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2015 includes an increase of $16 million due to currency across all Finance Assets.

The following summarizes our debt:

(in millions)	September 30, 2016	December 31, 2015
Principal debt balance(1)	$7,400	$7,365
Net unamortized discount	(45)	(52)
Debt issuance cost(2)	(23)	(28)
Fair value adjustments(3)
- terminated swaps	32	47
- current swaps	15	7
Total Debt	$7,379	$7,339

____________________________

(1)	Includes Notes Payable of $5 million and $3 million as of September 30, 2016 and December 31, 2015, respectively.

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2016	December 31, 2015
Financing debt(1)	$3,783	$3,923
Core debt	3,596	3,416
Total Debt	$7,379	$7,339
____________________________

(1)
Financing debt includes $3,356 million and $3,490 million as of September 30, 2016 and December 31, 2015, respectively, of debt associated with total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows:

(in millions)	Amount
2016 Q4	$1,013
2017	1,029
2018	1,021
2019	1,162
2020	1,208
2021	1,067
2022	—
2023	—
2024	300
2025 and thereafter	600
Total	$7,400
Treasury Stock
There were no share repurchases in 2016 through the date of our filing on November 3, 2016.

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

Xerox 2016 Form 10-Q

Prior year amounts were revised accordingly to reflect these changes.
Adjusted Revenue, Costs and Expenses, and Margin
As previously discussed, during third quarter 2015 we recorded a pre-tax charge (HE charge) of $389 million, which included a $116 million reduction to revenues. (See Services within the "Segment Review" section for additional details). As a result of the significant impact of the HE charge on our reported revenues, costs and expenses as well as key metrics for the prior year period, we also discussed our results using non-GAAP measures which exclude the impact of the HE charge. In addition to the magnitude of the charge and its impact on our prior-year reported results, we excluded the HE charge due to the fact that it was primarily a unique charge associated with the conclusion, reached after a series of discussions, that fully completing our HE platform implementations in California and Montana was no longer considered probable. This adjustment was in addition to the adjustments noted below.
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

Xerox 2016 Form 10-Q

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income (Loss) and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(in millions; except per share amounts)	Net Income	EPS	Net (Loss) Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$181	$0.17	$(31)	$(0.04)	$370	$0.34	$267	$0.23
Adjustments:
Amortization of intangible assets	77		77		244		233
HE Charge (2015 only)	—		389		—		389
Restructuring and related costs - Xerox	32		20		229		191
Non-service retirement-related costs	34		30		112		82
Separation costs	39		—		75		—
Income tax adjustments(2)	(77)		(198)		(229)		(335)
Tax related separation costs(2)	(2)		—		24		—
Restructuring charges - Fuji Xerox	2		2		3		4
Adjusted	$286	$0.27	$289	$0.27	$828	$0.79	$831	$0.74
Weighted average shares for adjusted EPS(3)		1,052		1,078		1,049		1,120
Fully diluted shares at end of period(4)		1,052
 ____________________________

(1)	Net Income (Loss) and EPS from continuing operations.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
Average shares for the calculations of adjusted EPS include 27 million shares associated with our Series A convertible preferred stock and therefore the related quarterly dividend of $6 million was excluded.

(4)
Represents common shares outstanding at September 30, 2016, as well as shares associated with our Series A convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the third quarter 2016.

Xerox 2016 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$150	$5	3.3%	$(173)	$(105)	60.7%	$279	$(1)	(0.4)%	$102	$(75)	(73.5)%
Non-GAAP Adjustments(2)	182	77		516	198		660	229		895	335
Tax related separation costs	—	2		—	—		—	(24)		—	—
Adjusted - revised(3)	$332	$84	25.3%	$343	$93	27.1%	$939	$204	21.7%	$997	$260	26.1%
____________________________

(1)	Pre-Tax Income (Loss) and Income Tax Expense (Benefit) from continuing operations.

(2)	Refer to Net Income (Loss) and EPS reconciliation for details. Amounts exclude Fuji Xerox restructuring as these amounts are net of tax.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
(in millions)	Profit	Revenue	Margin	(Loss)Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income (Loss)(1)	$150	$4,212	3.6%	$(173)	$4,333	(4.0)%	$279	$12,878	2.2%	$102	$13,392	0.8%
Adjustments:
Amortization of intangible assets	77			77			244			233
Restructuring and related costs - Xerox	32			20			229			191
HE charge (2015 only)	—			389	116		—			389	116
Non-service retirement-related costs	34			30			112			82
Separation costs	39			—			75			—
Other expenses, net	56			73			168			187
Adjusted Operating Income/Margin	$388	$4,212	9.2%	$416	$4,449	9.4%	$1,107	$12,878	8.6%	$1,184	$13,508	8.8%
____________________________

(1)	Profit (Loss) and revenue from continuing operations.

Xerox 2016 Form 10-Q

Revenue / Segment reconciliation:

	Three Months Ended September 30, 2015
(in millions)	Total Revenue	Annuity Revenue	Outsourcing, Maintenance and Rentals Revenue	Total Segment (Loss) Profit (2)	Total Segment Margin(2)
Reported(1)	$4,333	$3,665	$3,098	$(3)	(0.1)%
Adjustment:
HE Charge	116	116	116	389
Adjusted	$4,449	$3,781	$3,214	$386	8.7%

	Nine Months Ended September 30, 2015
(in millions)	Total Revenue	Annuity Revenue	Outsourcing, Maintenance and Rentals Revenue	Total Segment Profit (2)	Total Segment Margin(2)
Reported(1)	$13,392	$11,381	$9,630	$723	5.4%
Adjustment:
HE Charge	116	116	116	389
Adjusted	$13,508	$11,497	$9,746	$1,112	8.2%
 ____________________________

(1)	Revenue from continuing operations.

(2)	Revised to exclude non-service retirement-related costs.
Services Segment reconciliation:

	Three Months Ended September 30, 2015(1)
(in millions)	Annuity Revenue	BPO Revenue	Segment Revenue	% of Total Revenue	Segment (Loss) Profit(3)	Segment Margin(3)
Reported(2)	$2,250	$1,566	$2,367	55%	$(196)	(8.3)%
Adjustment:
HE Charge	116	116	116		389
Adjusted	$2,366	$1,682	$2,483	56%	$193	7.8%

	Nine Months Ended September 30, 2015(1)
(in millions)	Annuity Revenue	BPO Revenue	Segment Revenue	% of Total Revenue	Segment Profit(3)	Segment Margin(3)
Reported(2)	$7,012	$4,946	$7,360	55%	$172	2.3%
Adjustment:
HE Charge	116	116	116		389
Adjusted	$7,128	$5,062	$7,476	55%	$561	7.5%
 ____________________________

(1)	Revised to reflect the transfer of the Education/Student Loan business from the Services segment to Other.

(2)	Revenue from continuing operations.

(3)	Revised to exclude non-service retirement-related costs.

Xerox 2016 Form 10-Q

Key Financial Ratios reconciliation:

	Three Months Ended September 30,
	2016			2015
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported (1)	HE Charge	Non-service retirement-related costs	Adjusted
Revenue	$4,212	$—	$4,212	$4,333	$116	$—	$4,449
Gross Profit	1,307	13	1,320	987	389	10	1,386
RD&E	126	(7)	119	135		(6)	129
SAG	827	(14)	813	855		(14)	841

Gross Margin	31.0%		31.3%	22.8%			31.2%
RD&E as a % of Revenue	3.0%		2.8%	3.1%			2.9%
SAG as a % of Revenue	19.6%		19.3%	19.7%			18.9%

	Nine Months Ended September 30,
	2016			2015
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	HE Charge	Non-service retirement-related costs	Adjusted
Revenue	$12,878	$—	$12,878	$13,392	$116	$—	$13,508
Gross Profit	3,954	42	3,996	3,807	389	30	4,226
RD&E	388	(21)	367	418		(14)	404
SAG	2,571	(49)	2,522	2,676		(38)	2,638

Gross Margin	30.7%		31.0%	28.4%			31.3%
RD&E as a % of Revenue	3.0%		2.8%	3.1%			3.0%
SAG as a % of Revenue	20.0%		19.6%	20.0%			19.5%
__________________________

(1)	Revenue and costs from continuing operations.

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

Xerox 2016 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2016
During the quarter ended September 30, 2016, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 15, 2016: Registrant issued 53,920 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $9.645 per DSU (aggregate price $520,058), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent:

a.	Securities issued on July 31, 2016: Registrant issued 6,852 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $9.33 per DSU (aggregate price $63,929), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2016

Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the third quarter 2016 or through the date of our filing on November 3, 2016.

Xerox 2016 Form 10-Q

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	6,252	$9.35	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	6,252
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2016 Form 10-Q

ITEM 6 — EXHIBITS

3(a)(1)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K dated for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through August 15, 2016.
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 3, 2016

Xerox 2016 Form 10-Q

EXHIBIT INDEX

3(a)(1)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through August 15, 2016.
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Form 10-Q