Form 10-K
period 2016-12-31
XEROX CORP
filed 2017-02-27
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2016 was $9,616,251,249.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2017
Common Stock, $1 par value	1,016,583,502

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2017 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and markets and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the risk that we do not realize all of the expected strategic and financial benefits from the separation and spin-off of our Business Process Outsourcing (BPO) business; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2016

PART I

ITEM 1. BUSINESS
Company Separation
On December 31, 2016, Xerox Corporation completed the separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished by moving the BPO business into a new legal entity, Conduent Incorporated (“Conduent”), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). Conduent is now an independent public company listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”.
As a result of the Separation and Distribution, the BPO business is presented as a discontinued operation and, as such, has been excluded from continuing operations and segment results for all periods presented.
In connection with the Separation, Xerox entered into several agreements with Conduent to (1) effect the legal and structural separation of Xerox and Conduent, (2) govern the relationship between Xerox and Conduent up to and after the completion of the Separation and (3) allocate between Xerox and Conduent various assets, liabilities and obligations, including, among other things, employee benefits and tax-related assets and liabilities. The agreements included a separation and distribution agreement, a transition service agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement and a trademark license agreement. The transition services primarily involve Xerox providing services to Conduent related to information technology and human resource infrastructure and are all expected to be for terms of no more than one year post-separation.

Our Business
Xerox is innovating the way the world communicates, connects and works. We apply our expertise in imaging and printing, data analytics, and the development of secure and automated solutions to help our customers improve productivity, maximize profitability and increase client satisfaction.
We are a leading global provider of digital print technology and related solutions; we operate in a market estimated at approximately $85 billion(1). Our primary offerings span three main areas: Managed Document Services (which largely represents the Document Outsourcing business that was reported in our Services segment before the separation), Workplace Solutions and Graphic Communications. Our Managed Document Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Xerox led the establishment of this expanding market and continues as the industry leader. Our Workplace Solutions and Graphic Communications products and solutions support the work processes of our customers by providing them with an efficient, cost effective printing and communications infrastructure.
(1) Market estimates are derived from third-party forecasts produced by firms such as International Data Corporation (IDC).
Our Strategy and Business Model
Our strategy is to apply innovation in digital print technology and services in order to increase our participation in the growth areas of our market while maintaining leadership in the more mature areas. Our Strategic Transformation program (see: Accelerate Productivity and Cost Initiatives through Strategic Transformation section below) is intended to provide the required investments to improve our revenue trajectory while expanding our margins. Our profitable annuity-based business model enables us to deliver strong, sustainable cash flows. We believe the combination of an improving revenue trajectory along with expanding operating margins and strong cash flow will enable us to deliver strong shareholder returns over time. To accomplish this, we focus on the following areas:
Maintain Market Leadership and Focus on Strategic Growth Areas
We are a leader in our industry and have a strong and valuable brand that continues to be ranked in the top percentile of the most valuable global brands. We systematically evaluate the markets, competition, and the needs of our customers and partners; we are focused on maintaining our position in areas where we are the leader, and making the portfolio and distribution investments to further penetrate growth areas of the market.

Xerox 2016 Annual Report 1

We will make investments and execute our strategies using the following approach:

•	Expand leadership in Managed Document Services by leveraging and extending our strength in large enterprises and broadening our SMB (small to mid-sized business) offerings.

•	Increase SMB coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions.

•	Gain share in the A4 product segment of the market, where historically we have been under-represented, by strengthening our product portfolio and increasing distribution capacity.

•	Extend leadership in digital color production through continued innovation and growth in new markets.

Geographically, our footprint spans more than 160 countries and allows us to deliver superior technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Innovate to Differentiate Our Offerings
Differentiating our offerings is key to our strategy. A critical role of our research is to envision the future and identify new competency areas for that future. We direct our research and development (R&D) investments to areas such as workflow automation, color printing and customized communication, as well as improving the quality and reducing the environmental impact of digital printing. We are investing in new and novel applications of printing technology that could offer attractive opportunities in adjacent markets. We expect this will deliver incremental value for our customers and drive profitable revenue growth for our business.
Accelerate Productivity and Cost Initiatives through Strategic Transformation
We have a track record of operational excellence and maintaining strong margins through ongoing cost and productivity initiatives. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in businesses that are declining. In 2016, we initiated a three-year Strategic Transformation program to simplify and create a significantly more effective structure that delivers productivity and cost reduction beyond our historical range of $300 to $350 million of annual savings. The program is expected to deliver gross productivity gains and cost savings of at least $1.5 billion over the three- year period. It targets to gain efficiencies in areas such as delivery, remote connectivity, sales productivity, pricing, design efficiency and supply chain optimization. It will improve our competitiveness and enable us to deliver margin expansion while reinvesting in the business to improve the revenue trajectory.
Engage, Develop and Support Our People
Our offerings are supported by a talented global workforce focused on delivering value to our customers. We continue to develop our employees by investing in processes and systems, equipping them with modern tools that enable them to perform their jobs more effectively and providing opportunities for career growth.
Annuity-Based Business Model and Shareholder-Centered Capital Allocation
Our business is based on an annuity model that provides significant recurring revenue and cash generation. In 2016, approximately 75 percent of our total revenue was annuity-based; this includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. The remaining 25 percent of our revenue comes from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.
We remain committed to maintaining an investment grade credit rating profile while also using our strong cash flow to deliver shareholder returns through a balanced capital allocation strategy. We selectively pursue acquisitions in targeted growth areas to improve portfolio mix and drive profit expansion. Our objective is to deliver over 50% of free cash flow back to shareholders through dividends and share repurchases over time.
Acquisitions and Divestitures
In 2016, as we prepared to spin-off Conduent, we allocated only a modest portion of free cash flow to acquisitions. Consistent with our strategy to expand distribution in under-penetrated markets, we added two equipment dealers to our Global Imaging Systems network. We did not have any divestitures during the year.
Additional details can be found in Note 3 - Acquisitions and Note 4 - Divestitures, in the Consolidated Financial Statements.

Xerox 2016 Annual Report 2

Innovation and Research
Xerox has a rich heritage of innovation, and innovation continues to be a core strength of the company as well as a competitive differentiator. Our aim is to create value for our customers, our shareholders and our people by driving innovation in key areas. Our investments in innovation align with our growth opportunities in areas like workflow automation, color printing, customized communication and new and novel applications of printing technology.
Our research efforts can be categorized under four themes:

1.	Digital Printing - Improve the cost and capability of digital printing for documents and beyond
Advances in digital printing are enabling mass customization at a run cost approaching the cost of analog printing. We are continuously investing in research to reduce the cost of digital printing consumables while maintaining the high print quality that our customers expect. Our research is also focused on developing new printing technologies that enable us to print digitally on a broader range of media and substrates such as foils, cartons, and directly on end-use products, which will open up new growth markets such as digital packaging. Printing with functional inks will also allow us to add intelligence to packaging, such as sensors, memory, and interactive features, which will enable new analytic-based services, higher security and new consumer experiences. As a responsible corporate citizen, we are also investing in research to lower the environmental impact of our products and consumables.

2.	Personalization at Scale - Enhance value by providing secure, real-time, context-aware personalized products, solutions and services
Whether business correspondence, personal communication, manufactured items or an information service, personalization increases the value of communication. Our research leads to technologies that improve the efficiency, economics, relevance and security of our customers' products and services. We help customers improve the impact of their communications by leveraging vast information resources available from private databases or public sources including social media and delivering personalized messages, products and services. Examples of innovation focus areas include creating new capabilities in imaging, multi-media marketing campaign management, workflow automation and augmented reality to deliver personalization at scale.

3.	Agile Enterprise - Create simple, automated and touch-less business workflows resulting in lower cost, higher quality and increased agility
Enterprises of all sizes require agility in order to quickly respond to market changes and new requirements. To enable greater business process agility, our research goals are to simplify, automate and enable business processes on the cloud via flexible platforms that run on robust and scalable infrastructures. We continue to invest in new capabilities to help people better leverage and integrate paper and digital workflows. And we go beyond that to develop innovations for the automation of business workflows. These leverage our research in image, video and natural language processing, as well as machine learning. Application of these methods to business workflows enables technology to perform tasks that today are performed manually, thus allowing workers to focus on higher value tasks.

4.	Usable Analytics - Transform big data into useful information resulting in better business decisions
Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever-increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. One key research area is making sense of unstructured information using natural language processing and semantic analysis. A second major research area focuses on developing proprietary methods for prescriptive analytics applied to business processes. Here, we seek to better manage very large data systems in order to extract business insights and use those insights to provide our clients with actionable recommendations. Tailoring these methods to various vertical applications leads to new customer value propositions.

Our innovation goals are supported by cross disciplinary research programs in our different research centers. PARC, the most prominent of these centers, is a wholly-owned subsidiary of Xerox located in Silicon Valley. It provides Xerox commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in areas that we consider fundamental to bring high-impact innovations to our customers and the world; such areas include big data analytics, intelligent sensing, computer vision, networking, printed electronics, energy, and digital design and manufacturing.

Xerox 2016 Annual Report 3

Investment in R&D is critical for competitiveness in our fast-paced markets. One of the ways that we maintain our market leadership is through strategic coordination of our R&D with Fuji Xerox (an equity investment in which we maintain a 25 percent ownership interest).

Our total research, development and engineering expenses (RD&E), which includes sustaining engineering expenses for hardware engineering and software development after we launch a product, totaled $476 million in 2016, $511 million in 2015 and $531 million in 2014. Fuji Xerox R&D expenses were $628 million in 2016, $569 million in 2015 and $654 million in 2014.
Segment Information
During 2016 our primary reportable segments were Services and Document Technology. The segment financial information for 2016 is provided in Note 2 - Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. The Business Process Outsourcing (BPO) business is not reported in our segment financial information as it is now classified as a discontinued operation. Accordingly, the Services reportable segment reflects only the financial information for our legacy Document Outsourcing services business and certain other services businesses that were transferred from the BPO business to Xerox prior to the separation.

Following the separation of the BPO business, we are realigning our business to better manage and serve our customers and the markets in which we operate. As a result, in 2017, we expect to shift to a geographic structure and be primarily organized on the basis of two main business units: North America Operations (U.S. and Canada) and International Operations (Europe, Eurasia, Latin America, Middle East, Africa and India). Although we are still evaluating our segment reporting for 2017, our current expectation is that we will report as one reportable segment. We operate in more than 160 countries worldwide through these two primary business units.

Accordingly, the section below primarily discusses the business based on the offerings (Managed Document Services, Workplace Solutions and Graphic Communications) that are brought to market through these two primary geographic business units.

Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans three main offering areas: Managed Document Services, Workplace Solutions and Graphic Communications. In addition, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue and Global Imaging Systems network integration solutions.

Our Managed Document Services includes a continuum of solutions and services spanning from managing print to automating processes to managing content. This area includes the Document Outsourcing business, as well as a set of communication and marketing solutions offers that were previously part of BPO, both of which were reported in our Services segment before the separation. Our primary offerings within Managed Document Services are Managed Print Services (MPS), including Workflow Automation Services, and Communication and Marketing Solutions (CMS).

•
In our MPS business, we help companies assess and optimize their print infrastructure, secure and integrate their environment and automate and simplify their business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including Gartner, IDC, Quocirca, InfoTrends and Forrester. As the market leader in MPS, we help clients reduce costs, increase productivity and meet their environmental sustainability goals while supporting their mobile and security needs.

◦	Our MPS offering targets clients ranging from large, global enterprises, to governmental entities and to small and medium-sized businesses, including those served via our channel partners.

◦
Our Next Generation Xerox Partner Print Services is a comprehensive suite of services that allows channel partners to support their SMB customers with some of the same best-in-class tools, processes, and workflow solutions developed by Xerox for large enterprises.

Xerox 2016 Annual Report 4

◦
Our Xerox Workflow Automation Services help our customers assess, optimize and automate their workflow in a secure and integrated IT environment. By eliminating ineffective processes, we bring our clients operational excellence in routine workflows as well as industry-specific processes.

•
In our CMS business, we help large enterprise and global clients drive effective multi-channel customer communications across different digital and physical touch points. CMS offers a full range of managed services that deliver relevant and timely communications focused on customer acquisition, onboarding or retention. Our portfolio includes Document Publishing Services and Transactional Print Services, which continue to serve our existing and well established print and publishing clients. It also includes an expanded suite of service offerings focused on our new on-line digital services including Collateral Management Services, Demand Generation Services, Inbound and Outbound Digital Services, Product Information Management Services and multi-channel Communication Services.

Our Workplace Solutions area is made up of two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.

•
Entry comprises desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to workgroup printers and multifunction printers that serve the needs of office workgroups. Entry products are sold to customers in all segments from SMB to enterprise, principally through a global network of reseller partners and service providers, as well as through our direct sales force.

•
Mid-Range comprises products for enterprises of all sizes. These products are sold through dedicated partners, our direct sales force, multi-branded channel partners and resellers worldwide. We are a leader in this area of the market and offer a wide range of multifunction printers, copiers, digital printing presses and light production devices, and solutions that deliver flexibility and advanced features.

Our Graphic Communications Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. These solutions enable full-color, on-demand printing of a wide range of applications, including variable data for personalized content and one-to-one marketing. Graphic Communications Solutions revenues includes the sale of products, software and supplies, as well as the associated technical service and financing of those products.

•
Our cut-sheet presses provide graphic communications and commercial printers with high speed, high-volume printing. They are ideal for publishing, transaction printing, print on demand and one-to-one marketing, offering the best in high speed, productivity and resolution and color. We are the worldwide leader in the cut-sheet color and monochrome production industry.

•
Our inkjet presses offer a broad range of roll fed, continuous feed printing technologies, including waterless inkjet and aqueous inkjet for vivid color, and toner-based flash fusing for black and white. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. We continue to develop and integrate our production inkjet business to bring the high-end capabilities of toner-based presses such as speed and inline color correction to the more price sensitive market of inkjet.

•
Our FreeFlow portfolio of software offerings brings intelligent automation and integration to the processing of print jobs, from file preparation to final production, for a touchless workflow. It helps customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing.

Geographic Information
Our global presence is one of our core strengths. Overall, approximately 40 percent of our revenue is generated by customers outside the U.S.

In 2016, our revenues by geography were as follows: U.S. - $6,403 million (59 percent of total revenue), Europe - $2,861 million (27 percent of total revenue), and Other areas - $1,507million (14 percent of total revenue). Revenues by geography are based on the location of the unit reporting the revenue and include export sales.

Xerox 2016 Annual Report 5

Patents, Trademarks and Licenses
Prior to the separation, Xerox and its subsidiaries were awarded 766 U.S. utility patents in 2016. Including our research partner Fuji Xerox, we were awarded 1,352 U.S. utility patents in 2016. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2016, we held about 12,235 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
Upon separation, 296 U.S. patents were transferred to the patent portfolio of Conduent and its subsidiaries. Of those patents, 82 were utility patents issued in 2016. Xerox retains approximately 11,940 utility and design patents in its portfolio, including 684 utility patents issued in 2016.
In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Conduent. These agreements vary in subject matter, scope, compensation, significance and time.
In the U.S., prior to the separation, we owned more than 396 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks. Upon separation, 165 trademarks were transferred to Conduent, while Xerox retains 231 trademarks.

Marketing and Distribution
We go to market with a services-led approach and sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems (GIS), an office technology dealer comprised of regional core companies in the U.S., sells document management and network integration systems and services. We continued to expand our distribution to small and medium-size businesses in 2016 through GIS's acquisition of two equipment and document services dealer companies.
In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been, and are in compliance with, U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2016, total Xerox revenues of $10.8 billion included less than $14 thousand attributable to Sudan.

Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in each of our main offering areas. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.
Our larger competitors include Canon, Hewlett-Packard Inc., Konica Minolta and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward.

Global Employment
We had approximately 37,600 employees worldwide as of December 31, 2016.

Xerox 2016 Annual Report 6

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
Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2016, we had $3.7 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $4.2 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in the majority of our $6.3 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis included in Item 7 of this 2016 Form 10-K, which is incorporated here by reference, for additional information.

Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, Brenva and Direct to Object Inkjet Printer systems, components, EA Toner, consumables, fusers and other products. Our other primary manufacturing operations are located in Dundalk, Ireland, for our High-End production products and consumables; Wilsonville, OR, for solid ink consumable supplies and components; and Aubagne, France, for Impika aqueous-ink production ink-jet systems. We also have a facility in Venray, Netherlands, that manufactures certain supplies and provides supply chain management for our international operations.
We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements, which is incorporated here by reference, for additional information regarding our relationship with Fuji Xerox.
We maintain a long-standing relationship of over 15 years with Flextronics, a global electronics manufacturing services company, for our mid-range and entry businesses. Our master supply agreement with Flextronics continues through December 2017 (exclusive of extension rights). We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.

Fuji Xerox
Fuji Xerox is an unconsolidated entity in which we own a 25 percent interest and FUJIFILM Holdings Corporation (FujiFilm) owns a 75 percent interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products. Refer to Note 9 - Investment in Affiliates, at Equity in the Consolidated Financial Statements, which is incorporated by reference here, for additional information regarding our investment in Fuji Xerox.

International Operations
The financial measures by geographical area for 2016, 2015 and 2014 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements, are incorporated here by reference. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.

Xerox 2016 Annual Report 7

Backlog
Backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows contract signing and/or equipment installation, the large volume of products we deliver from shelf inventories and the shortening of product life cycles.

Seasonality
Our revenues are affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volumes. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first quarter and the third quarter.

Other Information
Xerox is a New York corporation, organized in 1906, and our principal executive offices are located at 45 Glover Avenue, P.O. Box 4505, Norwalk, Connecticut 06856-4505. Our telephone number is (203) 968-3000. As of March 27, 2017, our principal executive offices will be located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06856-4505.
In the Investor Information section of our Internet website, you will find our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the U.S. Securities and Exchange Commission.

Our Internet address is www.xerox.com.

ITEM 1A. RISK FACTORS
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the declines in installations and printed pages, fewer devices per location and an increase in electronic documentation. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models. These market and competitive trends make it difficult to reverse the current declines in revenue over the past several years. A third set of challenges relates to our continued efforts to reduce costs and increase productivity in light of declining revenues. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given the markets in which we compete, as well as, the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products and/or their components outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese Yen to the U.S. Dollar and Euro and the Pound Sterling and Euro to the U.S. Dollar - as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

Xerox 2016 Annual Report 8

We operate globally and changes in tax laws could adversely affect our results.
We operate globally and changes in tax laws could adversely affect our results. We operate in over 160 countries and generate substantial revenues and profits in foreign jurisdictions. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) are involved in much of the coordinated activity, although the timing and methods of implementation vary. Additionally, comprehensive US tax reform has been stated to be a priority for the US Congress and new Administration. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results.
If we fail to successfully develop new products, technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.
The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must work with our supply partners and make certain investments and commit resources before knowing whether these initiatives will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete

Xerox 2016 Annual Report 9

for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors include large international companies some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.
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
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Strategic Transformation program, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

Xerox 2016 Annual Report 10

We are subject to breaches of our security systems, cyber attacks and service interruptions which could expose us to liability, litigation, and regulatory action and impair our reputation.
We have implemented security systems with the intent of maintaining and protecting our own, and our customers', clients' and suppliers' confidential information, including information related to identifiable individuals, against unauthorized access or disclosure. Despite such efforts, we may be subject to breaches of our security systems resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures. Unauthorized access to our facilities or electronic information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, unfavorable publicity, governmental inquiry and oversight, difficulty in performing or marketing our services, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. We may also find it necessary to make significant further investments to protect this information and our infrastructure.
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

The printing market and environment is changing as a result of new technologies, shifts in customer preferences in office printing and the expansion of new printing markets. Examples include mobile printing, color printing, packaging, print on objects, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products and services that meet these changes. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. If we are unable to develop and market advanced and competitive technologies, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be improved through our document management and consulting services in the areas of personalized and product life cycle communications, enterprise managed print services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct and indirect sales efficiency and expand and successfully manage our indirect distribution channels in the face of global competition and pricing pressures. Our ability to preserve our post sale revenue streams is largely dependent on our ability to increase the volume of pages printed, the mix and price of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. There will be a lag

Xerox 2016 Annual Report 11

between the increase in equipment placements and an increase in post-sale revenues. In addition, with respect to our indirect distribution channels, many of our partners may sell competing products, further increasing the need to successfully manage our relationships with our partners to ensure they meet our specific sale and distribution requirements for equipment placements and post sale revenues. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings, which is currently investment grade, and is subject to credit market volatility. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.
Our significant debt could adversely affect our financial health and pose challenges for conducting our business.
Our ability to provide customer financing is a significant competitive advantage. We have and will continue to have a significant amount of debt and other obligations, the majority of which support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2016 exceeded the value of the assets of those plans by approximately $2.2 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
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

Xerox 2016 Annual Report 12

The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2016, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Recently, a number of studies have been published by third parties regarding chemicals utilized in our industry, as well as potential health/safety impacts of machine emissions. Additional studies are planned, and depending on the results of such studies, regulatory initiatives could follow. Xerox is monitoring these developments. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition.
Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act

Xerox 2016 Annual Report 13

(“TSCA”) is undergoing a major overhaul with similar potential for regulatory challenges. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply. Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the countries, states and territories in which we operate. Enacted laws and/or regulatory actions to address concerns about climate change and greenhouse gas emissions could negatively impact our business, including the availability of our products or the cost to obtain or sell those products.
The separation of our Business Process Outsourcing (“BPO”) business from our Document Technology and Document Outsourcing business into two independent, publicly-traded companies may not yield the expected benefits.
The separation of our BPO business from our Document Technology and Document Outsourcing business into two independent, publicly-traded companies was completed on December 31, 2016. The Company may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The expected increased focus of management exclusively on the Company’s own business and its distinct needs, may not yield expected long-term growth and profitability. In addition, the separation has resulted in the Company becoming a smaller, less diversified enterprise with a narrower market focus, which could make it more vulnerable to changing market conditions and other adverse events. Further, although we have received an opinion from outside counsel as to the tax-free nature of the Separation, there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court would not sustain such a challenge. The potential negative impact of these events could have a material adverse impact on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities are located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands. Our principal research facilities are located in California, New York, Canada and France. The research activities in our principal research centers benefit all of our technology lines of business. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
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
In 2016 we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers and distribution centers. The size of our property portfolio at December 31, 2016 was approximately 16 million square feet and was comprised of 879 leased properties and 109 owned properties (of which 74 are located on our Webster, New York campus). It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 18 "Contingencies and Litigation" in the Consolidated Financial Statements is incorporated here by reference.

Xerox 2016 Annual Report 14

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Part II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.
Xerox Common Stock Prices and Dividends

New York Stock Exchange composite prices *	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$11.16	$11.25	$10.30	$10.12
Low	8.69	8.96	9.24	8.72
Dividends declared per share	0.0775	0.0775	0.0775	0.0775

2015
High	$14.00	$13.26	$11.37	$10.88
Low	12.59	10.64	9.49	9.29
Dividends declared per share	0.07	0.07	0.07	0.07
 _____________

*	Price as of close of business.

In February 2017, the Board of Directors approved a post-split dividend of 6.25 cents per share ($0.25 annualized) for the Company's quarterly cash dividend, beginning with the dividend payable on April 28, 2017.

Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, which is incorporated here by reference.

Xerox 2016 Annual Report 15

PERFORMANCE GRAPH

Total Return To Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2011	2012	2013	2014	2015	2016
Xerox Corporation	$100.00	$87.64	$160.07	$185.93	$146.32	$124.01
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Information Technology Index	100.00	114.82	147.47	177.13	187.63	213.61
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2011 in Xerox, the S&P 500 Index and the S&P 500 Information Technology Index, respectively, and assumes dividends are reinvested.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2016
During the quarter ended December 31, 2016, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2016: Registrant issued 6,789 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $10.11 per DSU (aggregate price $68,637), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2016 Annual Report 16

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2016
Board Authorized Share Repurchase Program
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

(2)
Of the cumulative $8.0 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $7.8 billion has been used through December 31, 2016. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	25,046	$10.13	n/a	n/a
November 1 through 30	408	9.92	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	25,454
 _____________

(1)
These repurchases are made under a provision in our stock-based compensation programs and represent the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2016 Annual Report 17

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share data)

	2016	2015(1)	2014(1)	2013(1)	2012(1)
Per-Share Data
Income from continuing operations
Basic	$0.58	$0.77	$0.87	$0.77	$0.67
Diluted	0.58	0.77	0.86	0.75	0.66
Net (Loss) Income Attributable to Xerox
Basic	(0.49)	0.42	0.86	0.93	0.90
Diluted	(0.49)	0.42	0.84	0.91	0.88
Common stock dividends declared	0.31	0.28	0.25	0.23	0.17
Operations
Revenues	$10,771	$11,465	$12,679	$13,194	$13,722
Sales	4,319	4,674	5,214	5,496	5,757
Outsourcing, maintenance and rentals	6,127	6,445	7,078	7,215	7,368
Financing	325	346	387	483	597
Income from continuing operations	627	866	1,052	983	929
Income from continuing operations - Xerox	616	848	1,029	963	901
Net (loss) income	(466)	492	1,036	1,179	1,223
Net (loss) income - Xerox	(477)	474	1,013	1,159	1,195
Financial Position(2)(3)
Working capital	$2,338	$1,431	$2,798	$2,825	$2,363
Total Assets	18,145	25,541	27,658	29,036	30,015
Consolidated Capitalization(2)(3)
Short-term debt and current portion of long-term debt	$1,011	$985	$1,427	$1,117	$1,042
Long-term debt	5,305	6,382	6,314	6,904	7,447
Total Debt(4)	6,316	7,367	7,741	8,021	8,489
Convertible preferred stock	214	349	349	349	349
Xerox shareholders' equity	4,803	9,074	10,678	12,300	11,521
Noncontrolling interests	38	43	75	119	143
Total Consolidated Capitalization	$11,371	$16,833	$18,843	$20,789	$20,502
Selected Data and Ratios
Common shareholders of record at year-end	31,803	33,843	35,307	37,552	39,397
Book value per common share	$4.73	$8.96	$9.56	$10.35	$9.41
Year-end common stock market price	$8.73	$10.63	$13.86	$12.17	$6.82

_____________

(1)
Income Statement items have been revised for all periods to reflect our discontinued operations. Refer to Note 4 - Divestitures in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)
Balance sheet amounts at December 31, 2016 exclude Conduent Incorporated (Conduent) balances as a result of the Separation and Distribution. Refer to Note 4 - Divestitures in our Consolidated Financial statements.

(3)
Balance sheet amounts prior to 2016 include amounts for Conduent. Refer to Note 4 - Divestitures in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(4)	Includes capital lease obligations.

Xerox 2016 Annual Report 18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2016 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview
With annual revenues of $10.8 billion we are a leading global provider of digital print technology and related solutions; we operate in a market estimated at approximately $85 billion. Our primary offerings span three main areas: Managed Document Services (which largely represents the Document Outsourcing business that is currently reported in our Services segment), Workplace Solutions and Graphic Communications. Our Managed Document Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Our Workplace Solutions and Graphic Communications products and solutions support the work processes of our customers by providing them with an efficient, cost effective printing and communications infrastructure.
Headquartered in Norwalk, Connecticut, the 37,600 people of Xerox serve customers in more than 160 countries providing extensive leading-edge document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments, graphic communications providers, and for our partners who serve them. In 2016, approximately 40% of our revenue was generated outside the U.S.

Separation Update

On December 31, 2016, Xerox Corporation completed the separation of its Business Process Outsourcing (BPO)
business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The
Separation was accomplished by moving the BPO business into a new legal entity, Conduent Incorporated
("Conduent"), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to
Xerox Corporation stockholders (the “Distribution”). Conduent is now an independent public company trading on the
New York Stock Exchange (“NYSE”) under the symbol “CNDT”.

As a result of the Separation and Distribution, the BPO business is presented as a discontinued operation and, as such, has been excluded from continuing operations and segment results for all periods presented.

Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding the Separation.

Market Strategy

Although the overall market in which we operate is in decline, there are components of the market that are growing at rates from low single digits to double digits. Our strategy is to increase our participation in those areas, which include the following:

•	Document Outsourcing, especially managed print services in the small and medium business - or SMB - market.

•	Entry products, where pages are moving from single-function A4 sized printers to higher value A4 multi-function printers where we are better positioned.

Xerox 2016 Annual Report 19

•	Production cut-sheet color and emerging production inkjet markets. Production printing is an area where we are historically strong and we expect to make investments in the newer technologies.

To pursue these opportunities, we have realigned our go-to-market model and are expanding our channels to increase our reach and strengthen our relationships with our customers. In addition, we expect to follow-up on our product launches in 2016 with an expanded launch of new products in 2017.

Post-sale based Business Model

In 2016, approximately 75% of our total revenue was post-sale based, which includes document services, equipment maintenance services, consumable supplies and financing, among other elements. These revenue streams generally follow equipment placements and provide some stability to our revenue. Some of the key indicators of future post-sale revenue include:

•	Installations of printers and multifunction devices as well as the number of machines in the field (MIF) and the page volume and mix of pages printed on color devices, where available.

•	Managed Document Services signings, which reflects the estimated future revenues from contracts signed during the period, i.e., Total Contract Value (TCV).

•
Managed Document Services renewal rate, which is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period, calculated as a percentage of ARR on all contracts where a renewal decision was made during the period.

Strategic Transformation Program

Despite the recent decline in revenues, we have maintained our strong margins primarily through ongoing cost and productivity initiatives. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in market segments that are declining. In 2016, we initiated a three-year Strategic Transformation program to accelerate cost productivity beyond our historical range of $300 to $350 million of annual savings. The program is expected to deliver gross productivity gains and cost savings of at least $1.5 billion over the three-year period. It targets to gain efficiencies in areas such as delivery, remote connectivity, sales productivity, pricing, design efficiency and supply chain optimization. It will improve our competitiveness, enable us to deliver margin expansion and mitigate the impact of revenue declines until we change our revenue trajectory.

Financial Overview
Total revenue of $10.8 billion in 2016 declined 6% from the prior year, with a 2-percentage point negative impact from currency. The revenue decline reflects a 9% decline in equipment sales, with a 1-percentage point negative impact from currency and a 5% decline in annuity/post-sale revenue with a 2-percentage point negative impact from currency. The decline in equipment revenue was driven primarily by lower entry and mid-range sales, which partially reflects the timing of product launches, as well as lower OEM sales. The decline is also partially driven by lower sales in the developing markets, along with lower revenue from our high-end products (reflecting an unfavorable mix) and lower sales to Fuji Xerox. Revenue was also impacted by price declines of approximately 5%, in-line with our historic impact, as well as the modest declines in the overall markets in which we operate. The decline in annuity/post-sale revenue is largely due to lower maintenance service revenues, supply sales and financing revenues, all reflecting lower equipment sales in prior periods, partially offset by growth in Document Outsourcing.
2016 Net income from continuing operations attributable to Xerox was $616 million and included $305 million of after-tax amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted net income from continuing operations of $921 million. Net income from continuing operations attributable to Xerox for 2015 was $848 million and included $130 million of after-tax amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted net income of $978 million. The increase in adjustments is largely due to an increase in 2016 pre-tax restructuring and related costs of $237 million ($165 million after-tax). The decline in adjusted net income is largely due to lower revenues being only partially offset by cost savings and productivity improvements.

Xerox 2016 Annual Report 20

Operating cash flow from continuing operations was $1,018 million in 2016 as compared to $1,078 million in 2015. The decrease in continuing operating cash flow was primarily due to lower earnings partially offset by lower pension contributions and an increased run-off from finance receivables. Cash used in continuing operations investing activities of $146 million primarily reflects capital expenditures of $138 million and acquisitions of $30 million, partially offset by $25 million of proceeds from the sale of surplus technology assets.

2017 Outlook
We expect total revenues to continue to decline in 2017 in the mid-single digit range, excluding the impact of currency. However, we do expect revenue trends to improve during the second half of the year as we start to see the benefit from the new product launches and other growth initiatives. At January 2017 exchange rates, we expect currency to have about a 2-percentage point negative impact on total revenues in 2017, reflecting the continued weakening of our major foreign currencies against the U.S. dollar as compared to prior year. GAAP earnings are expected to be lower in 2017 as higher non-service retirement costs from increased settlement losses are expected to be only partially offset by lower restructuring expense. Adjusted earnings in 2017 are expected to be lower as the decline in revenues, unfavorable currency and higher taxes are only partially offset by cost savings and productivity improvements from Strategic Transformation, along with lower interest expense from anticipated debt repayment.
We expect 2017 cash flows from continuing operations to be between $700 million and $900 million and capital expenditures to be approximately $175 million. The decrease from 2016 is largely due to higher restructuring payments and pension contributions.

Our capital allocation plan for 2017 includes the following:

•	Debt – committed to maintaining our investment grade rating and we expect to repay an additional $300 million in debt above the $1 billion for Senior Notes coming due in the first quarter of 2017.

•	Dividends - expect dividend payments to be approximately $280 million, which reflects an initial annualized dividend of $0.25 per share.

•	Acquisitions – we expect to invest about $100 million, focusing on acquiring companies that will expand our portfolio mix.

•	Share repurchase - none currently planned for 2017.
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. In 2016 we revised our calculation of the currency impact on revenue growth, or constant currency revenue growth, to include the currency impacts from the developing market countries (Latin America, Brazil, Middle East, India, Eurasia and Central-Eastern Europe), which had been previously excluded from the calculation. As a result of economic changes in these markets over the past few years, we currently manage our exchange risk in our developing market countries in a similar manner to the exchange risk in our developed market countries, and therefore, the exclusion of the developing market countries from the calculation of the currency effect is no longer warranted. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.
Approximately 40% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. As a result, the foreign currency translation had a 2-percentage point negative impact on revenue in 2016 and 5-percentage point negative impact on revenue in 2015.

Xerox 2016 Annual Report 21

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
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Revenue Recognition, in the Consolidated Financial Statements for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:

•	Bundled Lease Arrangements

•	Sales to Distributors and Resellers
Bundled Lease Arrangements: We sell our equipment under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Sales made under bundled lease arrangements comprise approximately 40% of our equipment sales revenue. Recognizing revenues under these arrangements requires us to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 15% of our total revenues are sales of equipment and supplies to distributors and resellers, and provisions and allowances recorded on these sales are approximately 20% of the associated gross revenues.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $37 million, $49 million and $49 million in Selling, Administrative and General Expenses (SAG) expenses in our Consolidated Statements of (Loss) Income for the years ended December 31, 2016, 2015 and 2014, respectively.
Bad debt provisions declined in 2016 primarily as a result of lower receivable balances, reflecting, in part, lower revenues as well as continued strong credit policies. Reserves, as a percentage of trade and finance receivables, were 3.6% at December 31, 2016, as compared to 3.7% at December 31, 2015 and 2014. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Xerox 2016 Annual Report 22

As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the three year period ended December 31, 2016, our reserve for doubtful accounts ranged from 3.6% to 3.7% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2016 rate of 3.6% would change the 2016 provision by approximately $24 million.
Refer to Note 5 - Accounts Receivables, Net and Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Over the past several years, where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.8 billion as of December 31, 2016 decreased by $232 million from December 31, 2015, primarily due to currency and actual plan asset returns being more than expected returns in 2016 as well as the recognition of actuarial losses through amortization and U.S. settlement losses. These impacts were partially offset by lower discount rates in 2016 as compared to 2015. The total actuarial loss at December 31, 2016 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 5.8% for 2016, 6.0% for 2015 and 6.6% for 2014, on a worldwide basis. During 2016, the actual return on plan assets was $1,024 million as compared to an expected return of $439 million, with the difference largely due to positive returns in the equity markets in 2016. When estimating the 2017 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2017 is 5.1%. The decline in the 2017 rate primarily reflects the increased investment in fixed income securities as we reposition our investment portfolios in light of the freeze of plan benefits and lower expectations with respect to equities.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2016 and to calculate our 2017 expense was 3.1%; the rate used to calculate our obligations as of December 31, 2015 and our 2016 expense was 3.7%. The weighted average discount rate we used to measure our retiree health obligation as of December 31, 2016 and to calculate our 2017 expense was 3.9%; the rate used to calculate our obligation at December 31, 2015 and our 2016 expense was 4.1%.
Holding all other assumptions constant, a 0.25% increase or decrease in the discount rate would change the 2017 projected net periodic pension cost by approximately $35 million. Likewise, a 0.25% increase or decrease in the expected return on plan assets would change the 2017 projected net periodic pension cost by $18 million.
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through

Xerox 2016 Annual Report 23

the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.8 billion at December 31, 2016, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $970 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2016, U.S. plan settlements were $229 million, $340 million and $250 million, respectively, and the associated settlement losses on those plan settlements were $65 million, $88 million and $51 million, respectively. In 2017, on average, approximately $100 million of plan settlements will result in settlement losses of approximately $30 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2016 as well as estimated amounts for 2017:

	Estimated	Actual
(in millions)	2017	2016	2015	2014
Defined benefit pension plans(1)	$74	$62	$53	$23
U.S. settlement losses	201	65	88	51
Defined contribution plans	59	61	66	71
Retiree health benefit plans(2)	30	35	24	3
U.S. Retiree health curtailment gain	—	—	(22)	—
Total Benefit Plan Expense	$364	$223	$209	$148
 _____________

(1)	Excludes U.S. settlement losses.

(2)	Excludes U.S. retiree health curtailment gain in 2015.
Our estimated 2017 defined benefit pension plan cost is expected to be approximately $150 million higher than 2016, primarily driven by higher projected U.S. settlement losses. The increase in projected settlement losses is largely due to lower lump-sum discount rates in effect for 2017.
The following is a summary of our expected benefit plan funding for the three years ended December 31, 2016 as well as estimated amounts for 2017:

	Estimated	Actual
(in millions)	2017	2016	2015	2014
Defined benefit pension plans:	$350	$178	$301	$269
Defined contribution plans	59	61	66	71
Retiree health benefit plans	63	61	63	70
Total Benefit Plan Funding	$472	$300	$430	$410

The expected increase in contributions to our worldwide defined benefit plans in 2017 is largely due to a $145 million increase in planned contributions for our domestic tax-qualified defined benefit plans, comprised of $15 million required to meet minimum funding requirements and $130 million of additional voluntary contributions.

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

Xerox 2016 Annual Report 24

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Adjustments to our valuation allowance, through (credits)/charges to income tax expense, were $(8) million, $(15) million and $(15) million for the years ended December 31, 2016, 2015 and 2014, respectively. There were other (increases) decreases to our valuation allowance, including the effects of currency, of $(41) million, $110 million and $60 million for the years ended December 31, 2016, 2015 and 2014, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to deferred tax assets or other comprehensive income. Gross deferred tax assets of $2.7 billion and $2.7 billion had valuation allowances of $416 million and $383 million at December 31, 2016 and 2015, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $165 million, $222 million and $207 million at December 31, 2016, 2015 and 2014, respectively.
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
Our goodwill balance was $3.8 billion at December 31, 2016. This balance excludes goodwill associated with the reporting units that were part of the BPO business that was included in the Separation and Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders effective December 31, 2016. Prior to the Separation and Distribution, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge of $935 million was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business. The impairment charge is reported in discontinued operations for the year ended December 31, 2016. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding the Separation. The following discussion focuses on the accounting associated with our retained balance of goodwill at December 31, 2016.
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
Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment qualitatively or quantitatively - of the fair value of each reporting unit against its carrying value. At December 31, 2016, we had two reporting units with goodwill balances - Document Technology with $2.3 billion of goodwill and Document Outsourcing with $1.5 billion of goodwill. Consistent with prior years, our annual impairment test of goodwill was performed in the fourth quarter of 2016 and we elected to utilize a quantitative assessment of the recoverability of our goodwill balances for our reporting units.
In our quantitative test, we estimate the fair value of each reporting unit by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider a number of factors that include, but are not limited to, expected future cash

Xerox 2016 Annual Report 25

flows, growth rates and discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses. When performing our discounted cash flow analysis for each reporting unit, we incorporate the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business and which are consistent with expected guidance for the Company as a whole. The selected discount rates consider the risk and nature of the respective reporting units' cash flows and an appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.
We believe these assumptions are appropriate and reflect our current expectations as well as our forecasted long-term business model, giving appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The average discount rate applied to our projected cash flows was approximately 8.5%, which we considered reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium. Although the sum of the fair values of our reporting units was in excess of our market capitalization on a post-separation basis, we believe the difference is reasonable when market-based control premiums and other factors are taken into consideration.
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
After completing our annual impairment reviews for our remaining reporting units in the fourth quarter of 2016, we concluded that goodwill was not impaired and both reporting units had an excess of fair value over carrying value of significantly more than 20%. Subsequent to our fourth quarter impairment test, we did not identify any indicators of potential impairment that required an update to the annual impairment test.
Refer to Note 10 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.
BPO Business
As previously noted, the goodwill associated with the three reporting units comprising the BPO business was tested prior to the separation of the BPO business as part of the annual impairment test in the fourth quarter 2016 based on projections and information provided by Conduent management. Upon completion of that review, it was determined that the fair value of the Commercial Services reporting unit of the BPO business was below its carrying value. Goodwill was determined not to be impaired for the two other BPO business reporting units with goodwill balances.
The decline in the estimated fair value of the Commercial Services reporting unit resulted from Conduent management’s expectations for lower projected revenue growth and profitability levels for this reporting unit following lower-than-expected results in the fourth quarter 2016 and the resultant increase in the company-specific risk premium that is included in the discount rate used to calculate the discounted cash flows. The increase in the company-specific risk premium reflects the challenges this reporting unit is expected to have in achieving its projected cash flows as well as market indicators, such as the market capitalization of Conduent, post Separation.
Based on the completion of step two of the goodwill impairment analysis a pre-tax goodwill impairment charge of $935 million was recorded in discontinued operations for the year ended December 31, 2016. Prior to completing the goodwill impairment test, the recoverability of the Commercial Services long-lived assets, including purchased intangible assets, was tested and determined not to be impaired.

Xerox 2016 Annual Report 26

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2016 was as follows:

	Revenues			% Change		CC % Change		Percent of Total Revenue
(in millions)	2016	2015	2014	2016	2015	2016	2015	2016	2015	2014
Equipment sales	$2,525	$2,781	$3,104	(9)%	(10)%	(8)%	(6)%	23%	24%	24%
Annuity/Post-Sale revenue	8,246	8,684	9,575	(5)%	(9)%	(3)%	(4)%	77%	76%	76%
Total Revenue	$10,771	$11,465	$12,679	(6)%	(10)%	(4)%	(5)%	100%	100%	100%

Reconciliation to Consolidated Statements of (Loss) Income:
Sales	$4,319	$4,674	$5,214
Less: Supplies, paper and other sales	(1,794)	(1,893)	(2,110)
Equipment Sales	$2,525	$2,781	$3,104	(9)%	(10)%	(8)%	(6)%
Outsourcing, maintenance and rentals	$6,127	$6,445	$7,078	(5)%	(9)%	(3)%	(3)%
Add: Supplies, paper and other sales	1,794	1,893	2,110	(5)%	(10)%	(3)%	(6)%
Add: Financing	325	346	387	(6)%	(11)%	(5)%	(4)%
Annuity/Post-Sale Revenue	$8,246	$8,684	$9,575	(5)%	(9)%	(3)%	(4)%
_____________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency.
Revenue 2016
Total revenues decreased 6% compared to the prior year with a 2-percentage point negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 3% weaker against the U.S. dollar as compared to prior year. Revenues from these major foreign currencies comprise approximately 30% of our total consolidated revenues (revenues from the Pound Sterling represent approximately 7% of the total), and overall non-U.S. revenues represent approximately 40% of the total. Total revenues included the following:

•	Annuity/Post-Sale revenue decreased 5% compared to the prior year with a 2-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $6,127 million decreased 5%, including a 2-percentage point negative impact from currency. The decline at constant currency[1] was driven by our Document Technology segment, while modest growth at constant currency[1] in Document Outsourcing provided a partial offset.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $1,794 million decreased 5% from the prior year, including a 2-percentage point negative impact from currency. The decline in constant currency[1] was largely driven by lower supplies sales, as we experienced lower demand consistent with lower equipment sales in prior periods, and OEM supplies below prior year levels.

◦
Financing revenue is generated from financed equipment sale transactions primarily within our Document Technology segment. Financing revenues decreased 6% from the prior year reflecting a declining finance receivables balance due to lower equipment sales in prior periods, as well as a 1-percentage point negative impact from currency. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 9% from the prior year, including a 1-percentage point negative impact from currency. The decline in equipment revenue was driven primarily by lower entry and mid-range sales, which partially reflects the timing of product launches, as well as lower OEM sales; the decline is also partially driven by lower sales in the developing markets, along with lower revenue from our high-end products (reflecting an unfavorable mix) and lower sales to Fuji Xerox. Revenue was also impacted by price declines of approximately 5%, in-line with our historic impact, as well as the modest decline in the overall market in which we operate.

Xerox 2016 Annual Report 27

Revenue 2015
Total revenues decreased 10% compared to the prior year with a 5-percentage point negative impact from currency. Total revenues included the following:

•	Annuity/Post-Sale revenue decreased 9% compared to the prior year with a 5-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $6,445 million decreased 9%, including a 6-percentage point negative impact from currency and was primarily due to a decline in the Document Technology segment. The decline at constant currency[1] was also driven by our Document Technology segment.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $1,893 million decreased 10% from the prior year including a 4-percentage point negative impact from currency. The decline in constant currency[1] was largely driven by lower supplies sales, as we experienced lower demand consistent with lower equipment sales in prior periods, OEM supplies below prior year levels and continued weakness in developing markets. Modest growth at constant currency[1] in Document Outsourcing provided a partial offset.

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

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 10% from the prior year, including a 4-percentage point negative impact from currency. The constant currency[1] decline was driven by developing markets with the remainder reflecting lower high-end and OEM sales. Revenue was also impacted by price declines of approximately 5%, in-line with our historic impact. These areas of decline were partially offset by DO equipment sales growth.

An analysis of the change in revenue for each business segment is included in the “Operations Review of Segment Revenue and Profit” section.
_____________
(1) See "Non-GAAP Financial Measures" section for description of Constant Currency.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Year Ended December 31,
	Reported					Adjusted(1)
	2016	2015	2014	2016 B/(W)	2015 B/(W)	2016	2015	2014	2016 B/(W)	2015 B/(W)
Total Gross Margin	39.6%	40.0%	40.3%	(0.4)pts	(0.3)pts	40.0%	40.3%	40.5%	(0.3)pts	(0.2	)pts
RD&E as a % of Revenue	4.4%	4.5%	4.2%	0.1pts	(0.3)pts	4.2%	4.3%	4.1%	0.1pts	(0.2)pts
SAG as a % of Revenue	25.0%	25.0%	24.7%	—	(0.3)pts	24.5%	24.5%	24.4%	—	(0.1)pts

Pre-tax Income Margin	5.3%	8.1%	8.6%	(2.8)pts	(0.5)pts	N/A	N/A	N/A	N/A	N/A
Operating Margin(1)	N/A	N/A	N/A	N/A	N/A	12.5%	12.7%	13.3%	(0.2)pts	(0.6)pts
_____________
(1) Refer to Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section. In 2016, we began to include equity income in the calculation of adjusted operating income and margin. Prior periods have been restated accordingly to conform to current year presentation.

Xerox 2016 Annual Report 28

Pre-tax Income Margin
Pre-tax income margin for the year ended December 31, 2016 of 5.3% decreased 2.8-percentage points compared to 2015. This decrease was primarily driven by higher restructuring and related costs and non-service retirement-related costs due to a $22 million curtailment gain recorded in 2015 as well as overall lower revenue. In addition, the decrease is also explained by adverse currency as well as higher compensation expense resulting from a favorable prior-year compensation benefit adjustments, lower Equity in net income of unconsolidated affiliates associated with our share of Fuji Xerox net income and overall decline in total company revenue which more than offset benefits from Strategic Transformation cost saving and productivity initiatives.
Pre-tax income margin for the year ended December 31, 2015 of 8.1% decreased 0.5-percentage points compared to 2014. This decrease was primarily driven by the decline in revenues and unfavorable currency only being partially matched by cost savings and productivity improvements. Pre-tax margin was also negatively impacted by an increase in non-service retirement costs as a result of higher settlement losses. These negative impacts were partially offset by lower restructuring and related costs.
Pre-tax income margin includes the Amortization of intangible assets, Restructuring and related costs and Other expenses, net, all of which are separately discussed in subsequent sections. Pre-tax income margin also includes non-service retirement-related costs. Adjusted Operating margin, discussed below, excludes all of these items and includes Equity in net income of unconsolidated affiliates.
Adjusted Operating Margin1
Adjusted Operating margin1 for the year ended December 31, 2016 of 12.5% decreased 0.2-percentage points compared to 2015. Adverse currency as well as higher compensation expense resulting from a favorable prior-year compensation benefit adjustment, lower Equity in net income of unconsolidated affiliates associated with our share of Fuji Xerox net income, and an overall decline in total company revenue more than offset benefits from Strategic Transformation cost saving and productivity initiatives.
Adjusted Operating margin1 for the year ended December 31, 2015 of 12.7% decreased 0.6-percentage points compared to 2014. The operating margin decline primarily reflects the decline in revenues and unfavorable currency partially offset by cost savings and productivity improvements.
Gross Margin
Total gross margin for the year ended December 31, 2016 of 39.6% decreased 0.4-percentage points compared to 2015. On an adjusted1 basis, gross margin of 40.0% decreased by 0.3-percentage points compared to 2015 as price declines and unfavorable currency were only partially offset by the benefits from cost savings and productivity improvements from Strategic Transformation that increased during the second half of the year. The 0.1-percentage point differential in the decrease from adjusted1 to reported gross margin is due to higher non-service retirement related costs primarily due to a $22 million curtailment gain recorded in 2015.
Total gross margin for year ended December 31, 2015 of 40.0% decreased 0.3-percentage points compared to 2014. On an adjusted1 basis, gross margin of 40.3% decreased 0.2-percentage points compared to 2014 as price declines and unfavorable product mix were only partially offset by the benefits from cost savings and productivity improvements. The 0.1-percentage point differential in the decrease from adjusted1 to reported gross margin is due to higher non-service retirement related costs due primarily to higher settlement costs in 2015 compared to 2014.
 _____________

(1)	Refer to Operating Income/Margin reconciliation table and the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2016	2015	2014	2016	2015
R&D	$381	$385	$399	$(4)	$(14)
Sustaining engineering	95	126	132	(31)	(6)
Total RD&E Expenses	$476	$511	$531	$(35)	$(20)
R&D Investment by Fuji Xerox(1)	$628	$569	$654	$59	$(85)
_____________

(1)	Fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.

Xerox 2016 Annual Report 29

RD&E as a percent of revenue for the year ended December 31, 2016 of 4.4% decreased 0.1-percentage points. On an adjusted1 basis, RD&E was 4.2% of revenue and decreased 0.1-percentage points due to cost productivity and restructuring savings.
RD&E of $476 million for the year ended December 31, 2016, decreased $35 million from 2015. On an adjusted1 basis, RD&E of $451 decreased by $41 million. We strategically coordinate our R&D investments with Fuji Xerox.
RD&E as a percent of revenue for the year ended December 31, 2015 of 4.5% increased 0.3-percentage points. On an adjusted1 basis, RD&E was 4.3% of revenue and increased 0.2-percentage points due to overall total company revenue decline.
RD&E of $511 million for the year ended December 31, 2015, was $20 million lower than 2014 reflecting the impact of restructuring and productivity improvements.
Selling, Administrative and General Expenses (SAG)
SAG as a percent of revenue of 25.0% was flat as compared to the prior year ended December 31, 2015. On an adjusted1 basis, SAG as a percentage of revenue of 24.5% was also flat as compared to 2015. Higher compensation expense as well as the decline in total company revenue were offset by benefits from Strategic Transformation cost saving and productivity initiatives, which include restructuring savings.
SAG expenses of $2,695 million for the year ended December 31, 2016 were $170 million lower than the prior year period. On an adjusted basis1, SAG of 2,638 million decreased $173 million, including an approximate $58 million favorable impact from currency and reflected the following:

•	$113 million decrease in selling expenses primarily driven by productivity savings.

•	$48 million decrease in general and administrative expenses primarily driven by productivity savings that offset higher compensation expense.

•	$12 million decrease in bad debt expense primarily due to lower revenues. Bad debt expense remained at less than one percent of receivables for the year ended December 31, 2016.
SAG as a percent of revenue of 25.0% increased 0.3-percentage points compared to the prior year ended December 31, 2014. On an adjusted1 basis, SAG as a percentage of revenue of 24.5% increased 0.1-percentage points. The increase was driven by total company revenue decline only partially offset by restructuring and productivity improvements and lower compensation expense.
SAG expenses of $2,865 million for the year ended December 31, 2015 were $268 million lower than the prior year period. On an adjusted basis1, SAG of 2,811 million decreased $285 million and reflected the following:

•	$127 million decrease in selling expenses.

•	$158 million decrease in general and administrative expenses.

•	Bad debt expense of $49 million was flat as compared to the prior year and less than one percent of receivables for the year ended December 31, 2015.
Restructuring and Asset Impairment Charges

Restructuring and related costs of $264 million include restructuring and asset impairment charges of $230 million and $34 million of additional costs, primarily related to professional support services associated with the implementation of the Strategic Transformation program.

During the year ended December 31, 2016, we recorded net restructuring and asset impairment charges of $230 million. These charges included the following:

•
$224 million of severance costs related to headcount reductions of approximately 3,250 employees globally. The actions impacted multiple functional areas, with approximately 30% of the costs focused on gross margin improvements, 60% on SAG and 10% on the optimization of RD&E investments.

•	$28 million for lease termination costs primarily related to the early termination of the lease for our corporate airplane in connection with the elimination of our corporate aviation department.
The above charges were partially offset by $22 million of net reversals for changes in estimated reserves from prior period initiatives, as well as a gain of $5 million from the sale of real estate impaired in prior periods.
We expect 2017 pre-tax savings of approximately $140 million from our 2016 restructuring actions.

Xerox 2016 Annual Report 30

During the year ended December 31, 2015, we recorded net restructuring and asset impairment charges of $27 million, which included the following:

•
$35 million of severance costs related to headcount reductions of approximately 700 employees globally. The actions impacted several functional areas, with approximately 40% of the costs focused on gross margin improvements, 55% on SAG and 5% on the optimization of RD&E investments.

•	$2 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$7 million of asset impairment losses.

The above charges were partially offset by $17 million of net reversals for changes in estimated reserves from prior period initiatives.
Restructuring Summary
The restructuring reserve balance as of December 31, 2016 for all programs was $127 million, of which approximately $121 million is expected to be spent over the next twelve months. During 2017, we expect to incur additional restructuring charges of approximately $225 million for actions and initiatives that have not yet been finalized. Approximately $125 million of the full year charges are expected to be recognized in the first quarter of the year.

Refer to Note 11 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the year ended December 31, 2016, we recorded $58 million of expense related to the amortization of intangible assets, which is $2 million lower than the prior year.
During the year ended December 31, 2015, we recorded $60 million of expense related to the amortization of intangible assets, which is $5 million lower than 2014 reflecting fewer acquisitions.
Refer to Note 10 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment, which represents Xerox post-separation, was approximately 37,600 as of December 31, 2016 and decreased by 2,400 from December 31, 2015; the reduction is due to the net impact of restructuring and productivity-related initiatives. Approximately 96,000 employees transferred to Conduent upon the completion of the Separation.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2016	2015	2014
Non-financing interest expense	$181	$216	$226
Interest income	(5)	(6)	(9)
Gains on sales of businesses and assets	(22)	(44)	(51)
Currency losses, net	13	2	6
Litigation matters	1	(2)	(27)
Loss on sales of accounts receivables	16	13	15
All other expenses, net	16	16	25
Total Other Expenses, Net	$200	$195	$185
Non-Financing Interest Expense: Non-financing interest expense for the year ended December 31, 2016 of $181 million was $35 million lower than prior year. When non-financing interest expense is combined with financing interest expense (cost of financing), total interest expense declined by $37 million from the prior year. The decline is primarily due to a lower average cost of debt as well as the reclassification of $18 million of interest expense to discontinued operations associated with the $1.0 billion Term Loan Facility that was required to be repaid upon completion of the Separation. Proceeds from the Term Loan Facility had been used to pay off maturing debt in 2016. Refer to Note 4 - Divestitures for additional information on separation-related debt.

Xerox 2016 Annual Report 31

Non-financing interest expense for the year ended December 31, 2015 of $216 million was $10 million lower than prior year primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $20 million from the prior year, primarily driven by a lower total average debt balance and lower average cost of debt.

Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding our allocation of interest expense.
Gains on Sales of Businesses and Assets: The 2016 net gain on sales of businesses and assets of $22 million includes gains on the sale of surplus technology assets of $17 million.
The 2015 net gain on sales of businesses and assets of $44 million reflected a gain of approximately $25 million on the sale of surplus real estate in Latin America and gains of approximately $20 million for surplus technology assets.
The 2014 net gain on sales of businesses and assets was primarily related to the sales of surplus properties with $39 million related to sales in Latin America and $8 million related to a sale in the U.S.
Currency Losses (Gains), Net: Currency losses (gains) primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities. The increase in 2016 is largely due to the significant movement in exchange rates during 2016.
Litigation Matters: Litigation matters in 2016 and 2015 reflect probable losses and reserves for various legal matters.
Litigation matters in 2014 reflect probable losses and reserves for various legal matters partially offset by the favorable resolution of a securities litigation matter dating from 1999.
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
Income Taxes

The 2016 effective tax rate was 10.9%. On an adjusted1 basis, the 2016 effective tax rate was 20.9%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The effective tax rate of 10.9% also included tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement related costs. Excluding these benefits increases the effective tax rate on an adjusted1 basis. The increase was much higher in 2016 as compared to 2015 due to a higher level of charges.
The 2015 effective tax rate was 20.9%. On an adjusted1 basis, the 2015 effective tax rate was 24.0%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the retroactive impact of the Protecting Americans from Tax Hikes Act as well as the geographical mix of profits.
The 2014 effective tax rate was 18.2%. On an adjusted1 basis, the 2014 effective tax rate was 24.8%. Both rates were lower than the U.S. statutory tax rate primarily due to benefits from the redetermination of certain unrecognized tax positions upon conclusion of several audits, foreign tax credits and the retroactive impact from the U.S. Tax Increase Prevention Act of 2014 as well as the geographical mix of profits. The effective tax rate of 18.2% also included tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement related costs as well as a $44 million benefit for a deferred tax liability adjustment associated with a tax law change(2).

Xerox 2016 Annual Report 32

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate for 2016 includes a benefit of 22.6-percentage points from these non-U.S. operations. The increase in the percentage point benefit, as compared to the prior period benefit of approximately 15.3%, is primarily due to the increase in foreign tax credit benefits. Refer to Note 17 - Income and Other Taxes, in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events (e.g. audit settlements, tax law changes, changes in valuation allowances, etc.) that may not be predictable. Excluding the effects of restructuring and related costs, amortization of intangible assets and non-service retirement-related costs, and other discrete items, we anticipate that our adjusted effective tax rate will be approximately 25% to 28% for the first quarter and full year 2017.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.

(2)
In December 2014 a change in the U.K. - Japan Tax Treaty resulted in dividends from FX no longer being subject to a withholding tax. Accordingly, in 2014, we recorded a $44 million reversal of the deferred tax liability associated with the undistributed earnings of FX through December 2014, as it was no longer required as a result of the change in the Tax Treaty.

Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2016	2015	2014
Total equity in net income of unconsolidated affiliates	$121	$135	$160
Fuji Xerox after-tax restructuring costs	3	4	3
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $14 million in 2016 primarily reflects lower Fuji Xerox net income. The decrease in equity income of $25 million in 2015 primarily reflects the weaker Yen as compared to the U.S. dollar in 2015 as well as lower Fuji Xerox net income.
Refer to Note 9 - Investment in Affiliates, at Equity, in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.
Net Income From Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2016 was $616 million, or $0.58 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $921 million, or $0.88 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2015 was $848 million, or $0.77 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $978 million, or $0.89 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs. The increase in earnings per diluted share reflects a lower average share count as a result of share repurchases over the prior three years.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2014 was $1,029 million, or $0.86 per diluted share. On an adjusted1 basis, net income attributable to Xerox was $1,148 million, or $0.96 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
_____________

(1)	See the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.

Xerox 2016 Annual Report 33

Discontinued Operations
Discontinued operations primarily relate to our Business Process Outsourcing (BPO) business, which was separated effective December 31, 2016, and the Information Technology Outsourcing (ITO) business, which was sold on June 30, 2015.
Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding Discontinued Operations.
Other Comprehensive Loss
The historical Consolidated Statements of Comprehensive (Loss) Income have not been revised to reflect the Separation. Accordingly, all reported amounts reflect movements in Accumulated Other Comprehensive Loss for both Continuing Operations and Discontinued Operations. Refer to Note 4 - Divestitures for additional information regarding the Separation.
Other comprehensive loss attributable to Xerox was $232 million in 2016 as compared to a loss of $483 million in 2015. The reduction of $251 million was primarily due to the $314 million reduction in losses from the translation of our foreign currency denominated net assets. Both 2016 and 2015 translation losses reflect the weakening of the Euro and Pound Sterling as compared to the U.S. Dollar, however the losses in 2016 were partially offset by the strengthening of the Canadian Dollar, Japanese Yen and Brazilian Real. Partially offsetting the reduction in translation losses were unrealized losses of $15 million in 2016 compared to gains of $23 million in 2015 reflecting activity associated with our foreign currency derivatives and a reduction in defined benefit plan gains of $27 million in 2016 as compared to 2015.
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
Refer to Note 14 - Financial Instruments for additional information regarding our foreign currency derivatives and our discussion of Pension Plan Assumptions in the "Application of Critical Accounting Policies" section of the MD&A as well as Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding our defined benefit plans.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Operations Review of Segment Revenue and Profit
The Business Process Outsourcing (BPO) business is not reported in our segment financial information as it is now classified as a discontinued operation. Accordingly, the Services reportable segment reflects only the financial information for our legacy Document Outsourcing (DO) services business and certain other services businesses that were transferred from the BPO business to Xerox prior to the Separation.
In addition, in the first quarter of 2016, we revised our segment reporting to exclude the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit. Segment profit was also revised to reflect the transfer of corporate functions to Conduent, which resulted in a full year benefit of approximately $80 million from additional corporate costs, above those historically allocated to the BPO business, being transferred to Conduent upon the Separation.
Current and prior year amounts were revised accordingly to reflect all of the above noted changes.

Xerox 2016 Annual Report 34

Revenues by segment for the three years ended December 31, 2016 were as follows:

(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2016
Document Technology	$1,904	$4,805	$6,709	62%	$901	13.4%
Services	499	3,006	3,505	33%	469	13.4%
Other	122	435	557	5%	(223)	(40.0)%
Total	$2,525	$8,246	$10,771	100%	$1,147	10.6%

2015
Document Technology	$2,179	$5,186	$7,365	64%	$1,041	14.1%
Services	493	3,064	3,557	31%	458	12.9%
Other	109	434	543	5%	(225)	(41.4)%
Total	$2,781	$8,684	$11,465	100%	$1,274	11.1%

2014
Document Technology	$2,482	$5,876	$8,358	66%	$1,285	15.4%
Services	499	3,224	3,723	29%	443	11.9%
Other	123	475	598	5%	(218)	(36.5)%
Total	$3,104	$9,575	$12,679	100%	$1,510	11.9%
Document Technology Segment
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Document Technology segment revenues for the three years ended December 31, 2016 were as follows:

	Revenue			% Change		CC % Change
(in millions)	2016	2015	2014	2016	2015	2016	2015
Equipment sales	$1,904	$2,179	$2,482	(13)%	(12)%	(12)%	(8)%
Annuity revenue	4,805	5,186	5,876	(7)%	(12)%	(6)%	(7)%
Total Revenue	$6,709	$7,365	$8,358	(9)%	(12)%	(8)%	(7)%
Revenue 2016
Document Technology revenue of $6,709 million decreased 9%, with a 1-percentage point negative impact from currency. Total revenues include the following:

•
Equipment sales revenue decreased 13% with a 1-percentage point negative impact from currency. The decline was driven primarily by lower entry and mid-range sales, which partially reflects the timing of product launches, as well as lower OEM sales; the decline is also partially driven by lower sales in the developing markets, along with lower revenues from our high-end products (reflecting an unfavorable mix) and lower sales to Fuji Xerox. Equipment sales revenue in this segment was also impacted by the continued migration of customers to our partner print services offering (included in the Services segment). Revenue was also impacted by overall price declines that continue to be in-line with our historic impact of approximately 5%.

•
Annuity revenue declined 7%, with a 1-percentage point negative impact from currency. The annuity revenue reduction is largely consistent with recent trends and reflects lower equipment sales in prior periods, ongoing page declines and lower supplies demand, as well as the continued migration of customers to our partner print services offering (included in the Services segment).

Document Technology revenue mix was 18% entry, 57% mid-range and 25% high-end.
Segment Margin 2016
Document Technology segment margin of 13.4% declined 0.7-percentage points from prior year, including a 0.2- percentage point improvement in gross margin. The gross margin increase reflects restructuring and productivity

Xerox 2016 Annual Report 35

improvements partially offset by price declines and adverse transaction currency. SAG as a percentage of revenue increased 0.9-percentage points, primarily as a result of higher compensation expense and lower segment revenues, which offset restructuring and productivity improvements in this area. Segment margin was also adversely impacted by lower Equity in net income of unconsolidated affiliates associated with our share of Fuji Xerox net income.
Total Installs 2016 (Document Technology and Document Outsourcing1)
Entry(2)

•	1% decrease in color multifunction due to weakness in Europe that was only partly mitigated by higher installs in the other territories.

•	12% decrease in black-and-white multifunction devices reflecting overall market declines as well as a lower level of large deals in the developing markets.

Mid-Range(3)

•	3% increase in mid-range color installs, reflecting growth in US and developing markets, partly offset by weakness in Europe.

•	16% decrease in mid-range black-and-white consistent with market declines, reflecting a transition to color devices and fewer large account sales.
High-End(3)

•	16% increase in high-end color systems due to favorable impact from the drupa printing trade show and significant growth in Versant 80 and 180 color presses.

•	13% decrease in high-end black-and-white systems, consistent with overall market declines.

Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined in Note 2 - Segment Reporting, in the Consolidated Financial Statements
_____________

(1)	Revenue from Document Outsourcing installations is reported in the Services segment.

(2)	Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 34%, while Entry black-and-white multifunction devices increased 6%.

(3)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices increased 3% and High-end color systems declined 4%.

Revenue 2015
Document Technology revenue of $7,365 million decreased 12%, with a 5-percentage point negative impact from currency. Total revenues include the following:

•
Equipment sales revenue decreased 12% with a 4-percentage point negative impact from currency. The decline was across all product groups and was driven by weakness in developing markets, lower OEM sales, lower sales of production products due to product launch timing and continued migration of customers to our partner print services offering (included in our Services segment). Revenue was also impacted by overall price declines that continue to be in-line with our historic impact of approximately 5%.

•
Annuity revenue decreased by 12%, with a 5-percentage point negative impact from currency. The annuity revenue decrease reflects lower equipment sales in prior periods, resulting in ongoing page declines and lower supplies demand, as well as supplies channel inventory dynamics and reduced financing revenue. Annuity revenue in Document Technology also reflects continued migration of customers to our partner print services offering (included in our Services segment).

Document Technology revenue mix was 19% entry, 57% mid-range and 24% high-end.
Segment Margin 2015
Document Technology segment margin of 14.1% decreased 1.3-percentage points from prior year, including a 0.7- percentage point decrease in gross margin as well as higher RD&E and SAG as a percent of revenue. The gross margin decrease reflects unfavorable revenue-stream mix, price declines and an increase in pension expense, partially offset by lower compensation and benefit expenses and benefits from restructuring and productivity improvements. SAG increased as a percent of revenue due to the impact of overall lower revenues and higher pension expense that more than offset benefits from restructuring and productivity improvements, lower compensation and benefit expenses and the curtailment gain.

Xerox 2016 Annual Report 36

Installs 2015 (Document Technology and Document Outsourcing1)
Entry(2)
Install activity includes Document Outsourcing and the Xerox-branded products shipped to Global Imaging Systems. Details by product group is shown below.

•	11% decrease in color multifunction devices driven by declines in developing markets.

•	19% decrease in black-and-white multifunction devices reflecting continued declines in developing markets including Eurasia.

Mid-Range(3)

•	1% increase in mid-range color including demand for new products.

•	7% decrease in mid-range black-and-white reflecting higher declines in developing markets including Eurasia.
High-End(3)

•	4% decrease in high-end color systems driven primarily by declines in other production color products partially reflecting product launch timing.

•	10% decrease in high-end black-and-white systems.

Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined in Note 2 - Segment Reporting, in the Consolidated Financial Statements
_____________

(1)	Revenue from Document Outsourcing installations is reported in the Services segment.

(2)	Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 28%, while Entry black-and-white multifunction devices decreased 11%.

(3)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices increased 1%, and High-end color systems increased 2%.

Services Segment
Our Services segment is comprised of our legacy Document Outsourcing (DO) business, as well as a set of communications and marketing solutions offerings that were a part of the Business Process Outsourcing (BPO) business before the Separation.
Services revenue breakdown for the three years ended December 31, 2016 were as follows:

	Revenue			% Change		CC % Change
(in millions)	2016	2015	2014	2016	2015	2016	2015
Equipment sales	$499	$493	$499	1%	(1)%	4%	7%
Annuity revenue	3,006	3,064	3,224	(2)%	(5)%	1%	1%
Total Revenue	$3,505	$3,557	$3,723	(1)%	(4)%	1%	2%
_____________
CC - See "Non-GAAP Financial Measures" section for description of Constant Currency
Revenue 2016
Services revenue of $3,505 million was 33% of total revenue and decreased 1% with a 2-percentage point negative impact from currency. Our legacy DO revenue was relatively flat from prior year but included a 2-percentage point negative impact from currency. Growth at constant currency1 was primarily driven by our partner print services offerings, which more than offset the impact of lower new business signings and price declines on renewals.
Segment Margin 2016
Services segment margin of 13.4% increased 0.5-percentage points from prior year, including a 0.8 and a 0.3-percentage point improvement in SAG and RD&E as a percent of revenue, respectively, and partly offset by a 0.5-percentage point decrease in gross margin. The overall improvement reflected restructuring and productivity savings, along with a positive business mix, which more than offset price declines.
Metrics

Xerox 2016 Annual Report 37

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our DO signings were approximately $2.7 billion in Total Contract Value (TCV). Signings decreased 11% from prior year, with a 6% point negative impact from currency, reflecting lower contribution from new business. New business TCV at constant currency1 decreased 18% from prior year. These declines reflect, in part, our decision to not pursue opportunities with lower margin and return profiles as well as higher competitive pressure related to timing of product launches. DO signings do not include signings from our growing partner print services offerings.
Note: TCV is the estimated total contractual revenue related to signed contracts.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Our 2016 Document Outsourcing contract renewal rate was 82%, an increase of 4-percentage points as compared to 2015.
Revenue 2015
Services revenue of $3,557 million was 31% of total revenue and decreased 4% with a 6-percentage point negative impact from currency. Our legacy DO revenue decreased 3% and included a 7-percentage point negative impact from currency. Growth at constant currency1 was primarily driven by growth in our partner print services offerings offset by declines in Europe and other markets due to contract run-off and new contract ramp timing.
Segment Margin 2015
Services segment margin of 12.9% increased 1.0-percentage points from the prior year primarily due to productivity improvements and an improvement in SAG reflecting restructuring benefits partially offset by a decrease in gross margin as well as expenses associated with higher compensation expenses and price declines consistent with prior years.
Other

Our Other segment primarily includes paper sales in developing market countries, network integration solutions and non-allocated corporate items including non-financing interest and other items included in other expenses, net.
Revenue 2016
Other segment revenue of $557 million increased 3%, with a 2-percentage point negative impact from currency. The improvement is driven by higher network integration-related solution sales, and paper sales within our developing markets, which more than offset lower wide format sales.

Other Loss 2016
Other loss of $223 million decreased $2 million from prior year period. Other expenses, net are reported within Other and was $200 million as compared to $195 million in the prior period. In addition to Other expenses, Net, our Other segment included profit increase of $7 million primarily related to higher revenues.
Revenue 2015
Other segment revenue of $543 million decreased 9% due to lower wide format revenues, paper sales as well as networking hardware and integration services.

Other Loss 2015
Other loss of $225 million increased $7 million from prior year period. Other expenses, net are reported within Other and was $195 million as compared to $185 million in the prior period. In addition to Other expenses, Net, our Other segment included a profit increase of $3 million primarily related to higher licensing revenues and network integration sales.
Segment Changes
Following the separation of the BPO business, we are realigning our business to better manage and serve our customers and the markets in which we operate. As a result, in 2017 we expect to shift to a geographic structure

Xerox 2016 Annual Report 38

and be primarily organized on the basis of two main business units: North America Operations (U.S. and Canada) and International Operations (Europe, Eurasia, Latin America, Middle East, Africa and India). Although we are still evaluating our segment reporting for 2017, our current expectation is that we will report as one reportable segment.

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate strong cash flows from operations. Additional liquidity is also provided through access to the financial capital markets, including the Commercial Paper market, as well as a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2016 and 2015, total cash and cash equivalents were $2,223 million and $1,228 million, respectively. There were no borrowings under our Commercial Paper Program at December 31, 2016 or 2015 versus $150 million of borrowings at December 31, 2014. There were no borrowings or letters of credit under our $2 billion Credit Facility at either year end. The total cash and cash equivalent balance at December 31, 2016 includes $1.0 billion of cash expected to be used for the repayment of maturing Senior Notes in the first quarter 2017.

•
Over the past three years, we have consistently delivered strong cash flows from operations driven by the strength of our annuity/post-sale based revenue model and cost productivity initiatives. Operating cash flows from continuing operations was $1,018 million, $1,078 million and $1,333 million for the three years ended December 31, 2016, respectively. The decrease in 2016 and 2015 operating cash flow from continuing operations was primarily due to lower earnings.

•
We expect cash flows from continuing operations to be between $700 million and $900 million in 2017, reflecting an increase in restructuring payments and pension contributions partially offset by improvements in working capital.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2016, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2016	2015	2014	2016	2015
Net cash provided by operating activities of continuing operations	$1,018	$1,078	$1,333	$(60)	$(255)
Net cash provided by operating activities of discontinued operations	77	533	730	(456)	(197)
Net cash provided by operating activities	1,095	1,611	2,063	(516)	(452)

Net cash used in investing activities of continuing operations	(146)	(43)	(134)	(103)	91
Net cash (used in) provided by investing activities of discontinued operations	(251)	551	(569)	(802)	1,120
Net cash (used in) provided by investing activities	(397)	508	(703)	(905)	1,211

Net cash provided by (used in) financing activities	584	(2,074)	(1,624)	2,658	(450)

Effect of exchange rate changes on cash and cash equivalents	(30)	(77)	(81)	47	4
(Increase) decrease in cash of discontinued operations	(257)	8	(28)	(265)	36
Increase (decrease) in cash and cash equivalents	995	(24)	(373)	1,019	349
Cash and cash equivalents at beginning of year	1,228	1,252	1,625	(24)	(373)
Cash and Cash Equivalents at End of Year	$2,223	$1,228	$1,252	$995	$(24)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $1,018 million for the year ended December 31, 2016. The $60 million decrease in operating cash from 2015 was primarily due to the following:

•
$115 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation, restructuring and related costs and defined benefit pension cost.

•	$331 million decrease from higher tax payments resulting from tax sharing with Conduent.

Xerox 2016 Annual Report 39

•	$119 million decrease in accounts payable and accrued compensation primarily related to the timing of payments partially offset by higher compensation accruals.

•	$66 million decrease from higher restructuring and related payments.

•	$36 million decrease from accounts receivable primarily due to the timing of collections and a lower impact from the sales of receivables.

•
$225 million increase from the settlements of foreign currency derivative contracts. This increase primarily offsets the negative currency impacts on our Yen-denominated inventory purchases as well as other foreign currency denominated payments recorded in inventory and accounts payable.

•	$123 million increase from lower pension contributions.

•	$112 million increase from finance receivables primarily related to a higher level of run-off due to lower originations and to a reduced impact from 2012 and 2013 finance receivables sales.

•	$108 million increase from inventory primarily due to lower volume of equipment and supplies sales.

Net cash provided by operating activities of continuing operations was $1,078 million for the year ended December 31, 2015. The $255 million decrease in operating cash from 2014 was primarily due to the following:

•	$256 million decrease in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation, restructuring and defined benefit pension cost.

•	$179 million decrease in accounts payable and accrued compensation primarily related to the timing of payments and lower compensation accruals.

•	$79 million decrease primarily due to higher levels of inventory following lower equipment and supplies demand.

•	$32 million decrease primarily due to higher discretionary pension contributions in the U.S. offset by lower contributions in the international plans.

•
$31 million decrease from finance receivables primarily related to a lower net run-off as a result of an increase in originations. This was partially offset by a lower impact from the prior year sales of receivables.

•	$93 million increase from lower tax payments.

•	$89 million increase from accounts receivable primarily due to a higher impact from the sales of accounts receivable under existing programs.

•	$31 million increase from lower restructuring payments due to lower activity.
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $146 million for the year ended December 31, 2016 as compared to a $43 million use of cash in the prior year. The change was primarily due to the following:

•	$67 million decrease primarily due to lower proceeds from the sale of surplus assets.

•	$17 million change from acquisitions.

•	$10 million due to lower capital expenditures (including internal use software).

Net cash used in investing activities of continuing operations was $43 million for the year ended December 31, 2015 as compared to a $134 million use of cash in the prior year. The change was primarily due to the following:

•	$39 million of higher proceeds primarily from the sale of surplus property and assets in the U.S. and Latin America.

•	$28 million due to lower capital expenditures (including internal use software).

•	$21 million change from acquisitions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $584 million for the year ended December 31, 2016. The $2,658 million increase in cash from 2015 was primarily due to the following:

•	$1,302 million increase, due to the absence of share repurchases in 2016.

•
$1,295 million increase from net debt activity. 2016 reflects net proceeds of $1.9 billion from debt incurred by Conduent in connection with the Separation partially offset by payments of $700 million on Senior Notes and $250 million on Notes. 2015 reflects payment of $1,250 million on Senior Notes and a decrease of $150 million in Commercial Paper offset by net proceeds of $1,045 million from the issuance of Senior Notes.

•	$31 million increase due to the absence of a stock-based award vesting in 2016 and the related tax impacts.

•	$45 million increase due to lower distributions to noncontrolling interests.

•	$10 million decrease due to lower proceeds from the issuance of common stock under our incentive stock plans.

Net cash used in financing activities was $2,074 million for the year ended December 31, 2015. The $450 million increase in the use of cash from 2014 was primarily due to the following:

Xerox 2016 Annual Report 40

•	$231 million increase in share repurchases.

•
$195 million increase from net debt activity. 2015 reflects the payment of $1,250 million on Senior Notes and a decrease of $150 million in Commercial Paper offset by net proceeds of $1,045 million from the issuance of Senior Notes. 2014 reflects the payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes and an increase of $150 million in Commercial Paper.

•	$36 million increase due to lower proceeds from the issuance of common stock under our incentive stock plans.

•	$10 million increase due to higher share repurchases related to employee withholding taxes on stock-based compensation vesting.

•	$25 million decrease due to lower distributions to noncontrolling interests.

Debt and Customer Financing Activities
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
The following represents our Total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2016	2015
Total Finance receivables, net(1)	$3,744	$3,988
Equipment on operating leases, net	475	495
Total Finance Assets, Net (2)	$4,219	$4,483
_____________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2015 includes a decrease of $90 million due to currency across all Finance Assets.
We maintain a certain level of debt, referred to as financing debt, to support our investment in these lease contracts or Total finance assets, net. We maintain this financing debt at an assumed 7:1 leverage ratio of debt to equity as compared to our Total finance assets, net for this financing aspect of our business. Based on this leverage, the following represents the allocation of our total debt at December 31, 2016 and 2015 between financing debt and core debt:

	December 31,
(in millions)	2016	2015
Financing debt(1)	$3,692	$3,923
Core debt	2,624	3,356
Total Debt	$6,316	$7,279
_____________

(1)
Financing debt includes $3,276 million and $3,490 million as of December 31, 2016 and December 31, 2015, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2016 Annual Report 41

In 2017, we expect to continue the leveraging of our finance assets at an assumed 7:1 ratio of debt to equity. The following summarizes our total debt at December 31, 2016 and 2015:

	December 31,
(in millions)	2016	2015
Principal debt balance(1)	$6,349	$7,306
Net unamortized discount	(43)	(52)
Debt issuance costs(2)	(21)	(29)
Fair value adjustments(3)
- terminated swaps	27	47
- current swaps	4	7
Total Debt	$6,316	$7,279
_____________

(1)	Includes Notes Payable of $4 million and $3 million as of December 31, 2016 and December 31, 2015, respectively.

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

Capital Market Activity

Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information.
Refer to Note 4 - Divestitures and Note 19 - Preferred Stock for additional information regarding capital activity associated with the Separation and Distribution of Conduent.

Financial Instruments

Refer to Note 14 - Financial Instruments in the Consolidated Financial Statements for additional information.

Sales of Accounts Receivable
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have financial facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivables, without recourse, to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.
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
Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

Share Repurchase Programs - Treasury Stock

No shares were repurchased during 2016. During 2015, we repurchased 115.2 million shares of our common stock for an aggregate cost of $1.3 billion, including fees.

Refer to Note 20 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase programs.

Xerox 2016 Annual Report 42

Dividends
The Board of Directors declared aggregate dividends of $317 million, $299 million and $293 million on common stock in 2016, 2015 and 2014, respectively. The increase in 2016 as compared to prior years is primarily due to the increase in 2015 of the quarterly dividend to 7.75 cents per share from 7.00 cents per share partially offset by a lower level of outstanding shares as a result of the repurchase of shares in 2015 under our share repurchase programs.

The Board of Directors declared aggregate dividends of $24 million on the Series A Convertible Preferred Stock in each year of the three years ended December 31, 2016. The preferred shares were issued in 2010 in connection with the acquisition of ACS. Refer to Note 19 - Preferred Stock for additional information regarding the exchange of the Series A Convertible Preferred Stock as part of the Separation.

In February 2017, the Board of Directors approved the Company's post-separation quarterly cash dividend of 6.25 cents per share, beginning with the dividend payable on April 28, 2017.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2017 - Q1(1)(2)	$1,005
2017 - Q2	2
2017 - Q3	2
2017 - Q4	2
2018	1,008
2019	1,156
2020	1,207
2021	1,067
2022	—
2023	—
2024	300
2025 and thereafter	600
Total	$6,349
_____________

(1)	The total cash and cash equivalent balance at December 31, 2016 includes $1.0 billion of cash expected to be used for the repayment of $1.0 billion maturing Senior Notes in the first quarter 2017.

(2)	Includes $4 million of Notes Payable.
Foreign Cash
At December 31, 2016, we had $2.2 billion of cash and cash equivalents on a consolidated basis. Of that amount, approximately $500 million was held outside the U.S. by our foreign subsidiaries to fund future working capital, investment and financing needs of our foreign subsidiaries. Accordingly, we have asserted that such funds are indefinitely reinvested outside the U.S.

We believe we have sufficient levels of cash and cash flows to support our domestic requirements. However, if the cash held by our foreign subsidiaries was needed to fund our U.S. requirements, there would not be a significant tax liability associated with repatriation of the cash, as any U.S. liability would be reduced by the foreign tax credits associated with the repatriated earnings. However, our determination above is based on the assumption that only the cash held outside the U.S. would be repatriated as a result of an unanticipated or unique domestic need. It does not assume repatriation of the entire amount of indefinitely reinvested earnings of our foreign subsidiaries. As disclosed in Note 17- Income and Other Taxes in our Consolidated Financial Statements, we have not estimated the potential tax consequences associated with the repatriation of the entire amount of our foreign earnings indefinitely reinvested outside the U.S. We do not believe it is practical to calculate the potential tax impact, as there is a significant amount

Xerox 2016 Annual Report 43

of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.
Loan Covenants and Compliance
At December 31, 2016, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchase of Xerox equipment.
Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2016, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Total debt, including capital lease obligations(1)	$1,011	$1,008	$1,156	$1,207	$1,067	$900
Interest on debt(1)	251	205	169	116	65	613
Minimum operating lease commitments(2)	124	94	72	53	40	71
Defined benefit pension plans	350	—	—	—	—	—
Retiree health payments	63	64	62	61	59	261
Estimated Purchase Commitments:
Fuji Xerox(3)	1,641	—	—	—	—	—
Flextronics(4)	375	—	—	—	—	—
Other(5)	179	98	33	23	8	201
Total	$3,994	$1,469	$1,492	$1,460	$1,239	$2,046
_____________

(1)	Total debt for 2017 includes $4 million of Notes Payable. Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)	Refer to Note 8 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)
Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji Xerox.

(4)
Flextronics: We outsource certain manufacturing activities to Flextronics. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flextronics averaged approximately $409 million per year.

(5)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Pension and Other Post-retirement Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2016 cash contributions for these plans were $178 million for our defined benefit pension plans and $61 million for our retiree health plans. In 2017, based on current actuarial calculations, we expect to make contributions of approximately $350 million to our worldwide defined benefit pension plans and $63 million to our retiree health benefit plans. The $350 million of pension contributions include $130 million of additional voluntary contributions in the U.S.

Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2016, the net underfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $1,387 million and $776 million, respectively, or $2,163 million in the aggregate.
Our retiree health benefit plans are non-funded and are almost entirely related to domestic operations. The unfunded balance of our retiree health plans is $761 million at December 31, 2016. Cash contributions are made each year to

Xerox 2016 Annual Report 44

cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments.
Refer to Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.
Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.6 billion, $1.7 billion and $1.8 billion in 2016, 2015 and 2014, respectively. Our purchase commitments with Fuji Xerox are entered into in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2016, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $750 million with the increase from the December 31, 2015 balance of $577 million, primarily related to currency and interest partially offset by closed cases. With respect to the unreserved balance of $750 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2016 we had $85 million of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $4 million and additional letters of credit and surety bonds of $142 million and $91 million, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Unrecognized Tax Benefits
As of December 31, 2016, we had $165 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In

Xerox 2016 Annual Report 45

addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
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

As of December 31, 2016, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Xerox 2016 Annual Report 46

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
Deferred tax liability adjustment (2014 Only): In December 2014 a change in the U.K. - Japan Tax Treaty resulted in dividends from FX no longer being subject to an additional withholding tax. Accordingly, in 2014, we recorded a $44 million reversal of the deferred tax liability associated with the undistributed earnings of FX through December 2014, as it was no longer required as a result of the change in the Tax Treaty. The deferred tax liability adjustment was excluded due to its non-cash impact and the unusual nature of the item both in terms of amount and the fact that it was the result of an infrequent change in a tax treaty impacting future distributions from Fuji Xerox.
Operating Income and Margin
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts. In addition to the costs noted for our Adjusted Earnings measures, operating income and margin also excludes Other expenses, net. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Operating income and margin includes Equity in net income of unconsolidated affiliates. Equity in net income of affiliates primarily reflects our 25% share of Fuji Xerox net income. We include this amount in our measure of operating income and margin as Fuji Xerox is our primary intermediary to the Asia/Pacific market for distribution of Xerox branded products and services.

Xerox 2016 Annual Report 47

Net Income and EPS reconciliation:

	Year Ended December 31,
	2016		2015		2014
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$616	$0.58	$848	$0.77	$1,029	$0.86
Adjustments:
Amortization of intangible assets	58		60		65
Restructuring and related costs - Xerox	264		27		106
Non-service retirement-related costs	131		116		79
Income tax adjustments(2)	(151)		(77)		(90)
Restructuring charges - Fuji Xerox	3		4		3
Deferred tax liability adjustment	—		—		(44)
Adjusted	$921	$0.88	$978	$0.89	$1,148	$0.96
Weighted average shares for adjusted EPS(3)		1,024		1,076		1,199
Fully diluted shares at December 31, 2016(4)		1,052
 _____________

(1)	Net income and EPS from continuing operations.

(2)	Refer to Effective Tax reconciliation

(3)
Average shares for the 2016 and 2015 calculations of adjusted EPS exclude 27 million shares associated with our Series A convertible preferred stock and therefore the related annual dividend of $24 million was included. Average shares for the 2014 calculation of adjusted EPS includes 27 million shares associated with our Series A convertible preferred stock and therefore the related annual dividend of $24 million was excluded.

(4)
Represents common shares outstanding at December 31, 2016 as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the year ended December 31, 2016.

Effective Tax reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$568	$62	10.9%	$924	$193	20.9%	$1,090	$198	18.2%
Non-GAAP Adjustments(2)	453	151		203	77		250	90
Deferred tax liability adjustment	—	—		—	—		—	44
Adjusted revised(3)	$1,021	$213	20.9%	$1,127	$270	24.0%	$1,340	$332	24.8%
 _____________

(1)	Pre-tax income and income tax expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details. Amounts exclude Fuji Xerox restructuring as these amounts are net of tax.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$568	$10,771	5.3%	$924	$11,465	8.1%	$1,090	$12,679	8.6%
Adjustments:
Amortization of intangible assets	58			60			65
Restructuring and related costs - Xerox	264			27			106
Non-service retirement-related costs	131			116			79
Other expenses, net	200			195			185
Equity in net income of unconsolidated affiliates	121			135			160
Adjusted Operating	$1,342	$10,771	12.5%	$1,457	$11,465	12.7%	$1,685	$12,679	13.3%
 _____________

(1)	Profit and revenue from continuing operations.

Xerox 2016 Annual Report 48

Key Financial Ratios reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported(1)	Non-service retirement- related costs	Adjusted	As Reported(1)	Non-service retirement- related costs	Adjusted	As Reported(1)	Non-service retirement- related costs	Adjusted
Revenues	$10,771	$—	$10,771	$11,465	$—	$11,465	$12,679	$—	$12,679
Gross Profit	4,261	49	4,310	4,582	43	4,625	5,110	29	5,139
RD&E	476	(25)	451	511	(19)	492	531	(13)	518
SAG	2,695	(57)	2,638	2,865	(54)	2,811	3,133	(37)	3,096

Gross Margin	39.6%		40.0%	40.0%		40.3%	40.3%		40.5%
RD&E as a % of Revenue	4.4%		4.2%	4.5%		4.3%	4.2%		4.1%
SAG as a % of Revenue	25.0%		24.5%	25.0%		24.5%	24.7%		24.4%
 _____________

(1)	Revenue and costs from continuing operations.

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
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2016. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2016 would have an impact on our cumulative translation adjustment portion of equity of approximately $484 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $4.8 billion at December 31, 2016.

Xerox 2016 Annual Report 49

Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2016, 2015 and 2014 approximated 4.7%, 4.8%, and 4.9%, respectively. Interest expense includes the impact of our interest rate derivatives. The average interest rate for 2016 excludes interest associated with the $1.0 billion Term Loan Facility that was required to be repaid upon completion of the Separation and therefore was reported in discontinued operations in 2016.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2016, $332 million of our total debt of $6.3 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2016, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $89 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xerox 2016 Annual Report 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xerox Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Xerox Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2017

Xerox 2016 Annual Report 51

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

/s/ JEFFREY JACOBSON	/s/ WILLIAM F. OSBOURN JR.	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2016 Annual Report 52

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
(in millions, except per-share data)	2016	2015	2014
Revenues
Sales	$4,319	$4,674	$5,214
Outsourcing, maintenance and rentals	6,127	6,445	7,078
Financing	325	346	387
Total Revenues	10,771	11,465	12,679
Costs and Expenses
Cost of sales	2,657	2,922	3,227
Cost of outsourcing, maintenance and rentals	3,725	3,831	4,202
Cost of financing	128	130	140
Research, development and engineering expenses	476	511	531
Selling, administrative and general expenses	2,695	2,865	3,133
Restructuring and related costs	264	27	106
Amortization of intangible assets	58	60	65
Other expenses, net	200	195	185
Total Costs and Expenses	10,203	10,541	11,589
Income Before Income Taxes and Equity Income	568	924	1,090
Income tax expense	62	193	198
Equity in net income of unconsolidated affiliates	121	135	160
Income from Continuing Operations	627	866	1,052
Loss from discontinued operations, net of tax	(1,093)	(374)	(16)
Net (Loss) Income	(466)	492	1,036
Less: Net income attributable to noncontrolling interests	11	18	23
Net (Loss) Income Attributable to Xerox	$(477)	$474	$1,013

Amounts attributable to Xerox:
Net income from continuing operations	$616	$848	$1,029
Net loss from discontinued operations	(1,093)	(374)	(16)
Net (Loss) Income Attributable to Xerox	$(477)	$474	$1,013

Basic Earnings (Loss) per Share:
Continuing operations	$0.58	$0.77	$0.87
Discontinued operations	(1.07)	(0.35)	(0.01)
Total Basic (Loss) Earnings per Share	$(0.49)	$0.42	$0.86
Diluted Earnings (Loss) per Share:
Continuing operations	$0.58	$0.77	$0.86
Discontinued operations	(1.07)	(0.35)	(0.02)
Total Diluted (Loss) Earnings per Share	$(0.49)	$0.42	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2016 Annual Report 53

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Net (Loss) Income	$(466)	$492	$1,036
Less: Net income attributable to noncontrolling interests	11	18	23
Net (Loss) Income Attributable to Xerox	$(477)	$474	$1,013

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	$(346)	$(660)	$(734)
Unrealized (losses) gains, net	(15)	23	15
Changes in defined benefit plans, net	126	153	(662)
Other Comprehensive Loss, Net	(235)	(484)	(1,381)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(3)	(1)	(1)
Other Comprehensive Loss, Net Attributable to Xerox	$(232)	$(483)	$(1,380)

Comprehensive (Loss) Income, Net	$(701)	$8	$(345)
Less: Comprehensive income, net attributable to noncontrolling interests	8	17	22
Comprehensive Loss, Net Attributable to Xerox	$(709)	$(9)	$(367)
_____________

(1)	Refer to Note 21 - Other Comprehensive Loss for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2016 Annual Report 54

XEROX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2016	2015
Assets
Cash and cash equivalents	$2,223	$1,228
Accounts receivable, net	961	1,068
Billed portion of finance receivables, net	90	97
Finance receivables, net	1,256	1,315
Inventories	841	901
Assets of discontinued operations	1,002	1,618
Other current assets	619	458
Total current assets	6,992	6,685
Finance receivables due after one year, net	2,398	2,576
Equipment on operating leases, net	475	495
Land, buildings and equipment, net	660	717
Investments in affiliates, at equity	1,388	1,382
Intangible assets, net	290	340
Goodwill	3,787	3,951
Assets of discontinued operations	—	7,185
Other long-term assets	2,155	2,210
Total Assets	$18,145	$25,541
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,011	$962
Accounts payable	1,126	1,342
Accrued compensation and benefits costs	420	406
Unearned income	187	202
Liabilities of discontinued operations	1,002	1,627
Other current liabilities	908	715
Total current liabilities	4,654	5,254
Long-term debt	5,305	6,317
Pension and other benefit liabilities	2,240	2,360
Post-retirement medical benefits	698	784
Liabilities of discontinued operations	—	1,122
Other long-term liabilities	193	238
Total Liabilities	13,090	16,075

Commitments and Contingencies (See Note 18)
Convertible Preferred Stock	214	349

Common stock	1,014	1,013
Additional paid-in capital	3,098	3,017
Retained earnings	5,039	9,686
Accumulated other comprehensive loss	(4,348)	(4,642)
Xerox shareholders’ equity	4,803	9,074
Noncontrolling interests	38	43
Total Equity	4,841	9,117
Total Liabilities and Equity	$18,145	$25,541

Shares of common stock issued and outstanding	1,014,375	1,012,836
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2016 Annual Report 55

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(466)	$492	$1,036
Loss from discontinued operations	1,093	374	16
Income from continuing operations	627	866	1,052
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	563	590	639
Provision for receivables	43	54	50
Provision for inventory	28	30	26
Deferred tax (benefit) expense	(9)	383	152
Net gain on sales of businesses and assets	(22)	(44)	(51)
Undistributed equity in net income of unconsolidated affiliates	(69)	(79)	(91)
Stock-based compensation	50	27	63
Restructuring and asset impairment charges	230	27	106
Payments for restructurings	(118)	(79)	(110)
Defined benefit pension cost	127	141	74
Contributions to defined benefit pension plans	(178)	(301)	(269)
Increase in accounts receivable and billed portion of finance receivables	(151)	(128)	(392)
Collections of deferred proceeds from sales of receivables	246	259	434
Decrease (increase) in inventories	7	(101)	(22)
Increase in equipment on operating leases	(268)	(291)	(283)
Decrease (increase) in finance receivables	126	(8)	(10)
Collections on beneficial interest from sales of finance receivables	24	46	79
Decrease in other current and long-term assets	82	15	9
(Decrease) increase in accounts payable and accrued compensation	(244)	(125)	54
Decrease in other current and long-term liabilities	(51)	(45)	(121)
Net change in income tax assets and liabilities	(182)	(112)	31
Net change in derivative assets and liabilities	(30)	(37)	(14)
Other operating, net	187	(10)	(73)
Net cash provided by operating activities of continuing operations	1,018	1,078	1,333
Net cash provided by operating activities of discontinued operations	77	533	730
Net cash provided by operating activities	1,095	1,611	2,063
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(93)	(84)	(119)
Proceeds from sales of land, buildings and equipment	25	92	53
Cost of additions to internal use software	(45)	(64)	(57)
Proceeds from sale of businesses	—	—	10
Acquisitions, net of cash acquired	(30)	(13)	(34)
Other investing, net	(3)	26	13
Net cash used in investing activities of continuing operations	(146)	(43)	(134)
Net cash (used in) provided by investing activities of discontinued operations	(251)	551	(569)
Net cash (used in) provided by investing activities	(397)	508	(703)
Cash Flows from Financing Activities:
Net proceeds (payments) on short-term debt	1,888	(147)	145
Proceeds from issuance of long-term debt	25	1,079	808
Payments on long-term debt	(988)	(1,302)	(1,128)
Common stock dividends	(307)	(302)	(289)
Preferred stock dividends	(24)	(24)	(24)
Proceeds from issuances of common stock	9	19	55
Excess tax benefits from stock-based compensation	—	19	18
Payments to acquire treasury stock, including fees	—	(1,302)	(1,071)
Repurchases related to stock-based compensation	(1)	(51)	(41)
Distributions to noncontrolling interests	(17)	(62)	(87)
Other financing	(1)	(1)	(10)
Net cash provided by (used in) financing activities	584	(2,074)	(1,624)
Effect of exchange rate changes on cash and cash equivalents	(30)	(77)	(81)
(Increase) decrease in cash of discontinued operations	(257)	8	(28)
Increase (decrease) in cash and cash equivalents	995	(24)	(373)
Cash and cash equivalents at beginning of year	1,228	1,252	1,625
Cash and Cash Equivalents at End of Year	$2,223	$1,228	$1,252
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2016 Annual Report 56

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	1,013	(1,380)	(367)	22	(345)
Cash dividends declared-common(1)	—	—	—	(293)	—	(293)	—	(293)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	14	110	—	—	—	124	—	124
Payments to acquire treasury stock, including fees	—	—	(1,071)	—	—	(1,071)	—	(1,071)
Cancellation of treasury stock	(101)	(1,117)	1,218	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,535	$(4,159)	$10,678	$75	$10,753
Comprehensive income (loss), net	—	—	—	474	(483)	(9)	17	8
Cash dividends declared-common(1)	—	—	—	(299)	—	(299)	—	(299)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	11	19	—	—	—	30	—	30
Payments to acquire treasury stock, including fees	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Cancellation of treasury stock	(122)	(1,285)	1,407	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Balance at December 31, 2015	$1,013	$3,017	$—	$9,686	$(4,642)	$9,074	$43	$9,117
Comprehensive (loss) income, net	—	—	—	(477)	(232)	(709)	8	(701)
Cash dividends declared-common(1)	—	—	—	(317)	—	(317)	—	(317)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	1	81	—	—	—	82	—	82
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Separation of Conduent	—	—	—	(3,829)	526	(3,303)	—	(3,303)
Balance at December 31, 2016	$1,014	$3,098	$—	$5,039	$(4,348)	$4,803	$38	$4,841
_____________

(1)	Cash dividends declared on common stock of $0.0775 in each quarter of 2016, $0.0700 in each quarter of 2015 and $0.0625 in each quarter of 2014.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2016, 2015 and 2014.

(3)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2016 Annual Report 57

XEROX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Overview
On December 31, 2016, Xerox Corporation completed the Separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated (Conduent), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). Xerox Corporation stockholders received one share of Conduent’s common stock for every five shares of Xerox Corporation’s common stock held as of the close of business on the record date. The Separation and Distribution was structured to be tax-free for Xerox Corporation stockholders for federal income tax purposes. Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. After the Separation, Xerox retained the DT/DO businesses and Xerox does not beneficially own any shares of Conduent common stock.
In connection with the Separation, Xerox entered into several agreements with Conduent to (1) effect the legal and structural separation of Xerox and Conduent, (2) govern the relationship between Xerox and Conduent up to and after the completion of the Separation and (3) allocate between Xerox and Conduent various assets, liabilities and obligations, including, among other things, employee benefits and tax-related assets and liabilities. The agreements entered into included a separation and distribution agreement, a transition service agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement and a trademark license agreement. See Note 4, Divestitures, for more information regarding these agreements.
Description of Business
Xerox is a $10.8 billion global enterprise for document management solutions. We provide extensive leading-edge document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments, graphic communications providers, and for our partners who serve them. We operate in more than 160 countries worldwide.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Xerox Corporation and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of (Loss) Income from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of (Loss) Income from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.
Discontinued Operations
As previously disclosed, on December 31, 2016 Xerox completed the separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the Separation and Distribution and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders'

Xerox 2016 Annual Report 58

Equity have not been revised to reflect the Separation and instead reflect the Separation as a final adjustment to the balances at December 31, 2016.
In 2014, we announced an agreement to sell the Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of this agreement, we reported the ITO business as held for sale and a discontinued operation up through its date of sale, which was completed on June 30, 2015. In 2014, we also completed the disposal of Xerox Audio Visual Solutions, Inc. (XAV), which was also reported as discontinued operation. Results from these businesses are reported as Discontinued Operations and all prior period results have been reclassified to conform to this presentation.
Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
Prior Period Adjustments
In 2015, we recorded a $16 out-of-period adjustment associated with the over-accrual of an employee benefit liability account. The impact of this adjustment was not material to any individual prior quarter or year and was not material to our 2015 results.
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
The following table summarizes certain recurring-type costs and expenses that require management estimates for the three years ended December 31, 2016:

	Year Ended December 31,
Expense/(Income)	2016	2015	2014
Provisions for restructuring and related costs	$264	$27	$106
Provision for receivables	43	54	50
Provisions for obsolete and excess inventory	28	30	26
Provision for product warranty liability	15	22	25
Depreciation and obsolescence of equipment on operating leases	276	286	297
Depreciation of buildings and equipment	148	151	179
Amortization of internal use software	73	83	88
Amortization of product software	4	4	4
Amortization of acquired intangible assets	58	60	65
Amortization of customer contract costs	4	6	6
Defined pension benefits - net periodic benefit cost	127	141	74
Retiree health benefits - net periodic benefit cost	35	2	3
Income tax expense	62	193	198

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

Xerox 2016 Annual Report 59

New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last two years did not have any significant impact on the Company.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). In April 2016, the FASB issued ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018 and expect to use the permitted modified retrospective method. Under current revenue recognition guidance, a significant majority of our revenue is recorded when we invoice customers, as that is normally the point at which all the revenue recognition criteria are met. Under ASU 2014-09, we expect the unit of accounting, that is, the identification performance obligations, will be consistent with current revenue guidance. Additionally, based on the nature of our contracts we expect to continue to recognize revenue upon invoicing the customer for the large majority of our revenue when we adopt ASU 2014-09. Accordingly, the adoption of this standard is not expected to have a material impact for the large majority of our revenues. Additionally, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these sales are not expected to be impacted by the adoption of ASU 2014-09. We are continuing to evaluate certain contracts, which are more complex or where revenue recognition criteria are not currently met when invoicing occurs, to determine their treatment under ASU 2014-09. Additionally, we are also assessing the impacts of the cost deferral guidance required by ASU 2014-09 to determine if there will be any significant change from our current practice. Although at this time we don’t expect a material change in our revenue recognition, in 2017 we expect to continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. The aggregate undiscounted value of our operating lease commitments at December 31, 2016 was approximately $450.
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current GAAP is either unclear or does not include specific guidance. This update is effective for our fiscal year beginning January 1, 2018. This update includes specific guidance which requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Currently, those collections are reported in operating cash flows. We reported $270 and $305 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. The other issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.
Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts

Xerox 2016 Annual Report 60

shown on the statement of cash flows. We held $179 and $156 of restricted cash, currently reported in other current or long-term assets at December 31, 2016 and 2015, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. ASU 2016-09 is effective for our fiscal year beginning January 1, 2017. The adoption of ASU 2016-09 for the most part is not expected to have a material impact on our financial condition, results of operations or cash flows. However, the update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under current GAAP, recognition of the income tax consequences for asset transfers other than inventory could not be recognized until the asset is sold to a third party. This update is effective for our fiscal year beginning January 1, 2018 and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
Business Combinations
In January 2017, the FASB issued ASU 2017-01,Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.
Intangibles - Goodwill and Other
In January 2017 the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Goodwill Impairment Test, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have any effect on our financial condition, results of operations or cash flows.
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

Xerox 2016 Annual Report 61

January 1, 2017, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
Interest
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Upon adoption of this update effective January 1, 2016, we reclassified $29 of debt issuance costs to long-term debt from Other long-term assets. Prior periods were retroactively revised. The costs associated with our credit agreement of $4 at January 1, 2016 remained reported as a deferred charge in Other long-term assets.

Other Updates
In 2016 and 2015, the FASB also issued the following Accounting Standards Updates which have not had, and are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Accounting Changes and Error Corrections (Topic 250): ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). Transition guidance included in certain issued but not yet adopted ASUs was updated to reflect this amendment.

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

•
Fair Value Measurements: ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which was effective for our fiscal year January 1, 2016. This update impacted our Plan Asset disclosures included in Note 16 - Employee Benefit Plans.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which is effective for our fiscal year beginning January 1, 2017.

•
Disclosures of Going Concern Uncertainties: ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which was effective for our fiscal year ended December 31, 2016.

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

Xerox 2016 Annual Report 62

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
Maintenance Services: Maintenance service revenues are derived primarily from maintenance contracts on the equipment sold to our customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, other than the product warranty obligations associated with certain of our low end products, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.
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

Xerox 2016 Annual Report 63

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
Services: Revenues associated with our document management services are generally recognized as services are rendered, which is generally on the basis of the number of transactions processed. In service arrangements where final acceptance of a printing solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer.
In connection with our services arrangements, we may incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. These capitalized costs are amortized over the contractual service period of the arrangement to cost of services. From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Long-lived assets used in the fulfillment of service arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Our services contracts may also include the sale of equipment and software. In these instances we follow the policies noted above under Equipment-Related Revenues.
Other Revenue Recognition Policies
Multiple Element Arrangements: As described above, we enter into the following revenue arrangements that may consist of multiple deliverables:

•	Bundled lease arrangements, which typically include both lease deliverables and non-lease deliverables as described above.

•
Contracts for multiple types of document related services including professional and value-added services. For instance, we may contract for an implementation of a printing solution and also provide services to operate the solution over a period of time; or we may contract to scan, manage and store customer documents.

Xerox 2016 Annual Report 64

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
Other Significant Accounting Policies
Shipping and Handling
Costs related to shipping and handling are recognized as incurred and included in Cost of sales in the Consolidated Statements of (Loss) Income.
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $95, $126 and $132 in 2016, 2015 and 2014, respectively.
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
Inventories
Inventories are carried at the lower of average cost or market. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which is normally not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations.

Xerox 2016 Annual Report 65

Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 7 - Inventories and Equipment on Operating Leases, Net and Note 8 - Land, Buildings, Equipment and Software, Net for further discussion.
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
When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (Step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (Step 2) to measure such impairment. In 2016, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test.

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

Xerox 2016 Annual Report 66

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

Xerox 2016 Annual Report 67

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

Note 2 – Segment Reporting
During 2016 our primary reportable segments were Document Technology and Services. As a result of the Separation discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, our BPO business was not reported in our 2016 segment financial information since this business was reported as a discontinued operation in 2016. Accordingly, the Services reportable segment reflects only the financial information for our Document Outsourcing services business and certain other service offerings that were transferred from the BPO business to Document Outsourcing prior to the Separation, and therefore not included in the Conduent Separation and Distribution.
In addition, in the first quarter of 2016, we revised our segment reporting to exclude the non-service elements of our defined-benefit pension and retiree-health plan costs from Segment profit. Segment profit was also revised to reflect the transfer of corporate functions to Conduent, which resulted in a full year benefit of approximately $80 from additional corporate costs, above those historically allocated to the BPO business, transferred to Conduent upon the Separation.
Current and prior year amounts were revised accordingly to reflect all of the above noted changes.
The Document Technology segment is centered around strategic product groups, which share common technology, manufacturing and product platforms. Segment revenues include the sale of document systems and supplies, provision of technical service and financing of products. Our products range from:

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
The Services segment includes our legacy Document Outsourcing business as well as a set of communications and marketing solutions offerings that were previously part of the BPO business and were transferred to Xerox upon Separation. This segment comprises solutions and services including Managed Print Services (MPS), Workflow Automation Services, Communication and Marketing Solutions and revenues from our Partner Print Services offerings.
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

Xerox 2016 Annual Report 68

Selected financial information for our reportable segments was as follows:

	Document Technology	Services	Other	Total
2016 (1)
Revenue	$6,458	$3,438	$550	$10,446
Finance income	251	67	7	325
Total Segment Revenue	$6,709	$3,505	$557	$10,771
Depreciation and amortization(2)	$274	$218	$13	$505
Interest expense	108	19	182	309
Segment profit (loss)	901	469	(223)	1,147
Equity in net income of unconsolidated affiliates	97	24	—	121

2015 (1)
Revenue	$7,098	$3,485	$536	$11,119
Finance income	267	72	7	346
Total Segment Revenue	$7,365	$3,557	$543	$11,465
Depreciation and amortization(2)	$297	$222	$11	$530
Interest expense	109	20	217	346
Segment profit (loss)	1,041	458	(225)	1,274
Equity in net income of unconsolidated affiliates	108	27	—	135

2014 (1)
Revenue	$8,044	$3,658	$590	$12,292
Finance income	314	65	8	387
Total Segment Revenue	$8,358	$3,723	$598	$12,679
Depreciation and amortization(2)	$334	$225	$15	$574
Interest expense	121	18	227	366
Segment profit (loss)	1,285	443	(218)	1,510
Equity in net income of unconsolidated affiliates	128	32	—	160
_____________

(1)	Asset information on a segment basis is not disclosed as this information is not separately identified and internally reported to our Chief Operating Decision Maker (CODM).

(2)	Depreciation and amortization excludes amortization of intangible assets - see reconciliation below.
The following is a reconciliation of segment profit to pre-tax income:

	Year Ended December 31,
	2016	2015	2014
Total Segment Profit	$1,147	$1,274	$1,510
Reconciling items:
Amortization of intangible assets	(58)	(60)	(65)
Equity in net income of unconsolidated affiliates	(121)	(135)	(160)
Restructuring and related costs	(264)	(27)	(106)
Restructuring charges of Fuji Xerox	(3)	(4)	(3)
Business transformation costs(1)	(2)	(8)	(7)
Non-service retirement-related costs(2)	(131)	(116)	(79)
Pre-tax Income	$568	$924	$1,090
_____________

(1)
Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

(2)	Represents the non-service elements of our defined-benefit pension and retiree-health plan costs. Refer to Note 16 - Employee Benefit Plans for details regarding these elements.

Xerox 2016 Annual Report 69

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for the three years ended December 31:

	Revenues			Long-Lived Assets (1)
	2016	2015	2014	2016	2015
United States	$6,403	$6,734	$7,184	$824	$886
Europe	2,861	3,155	3,649	359	435
Other areas	1,507	1,576	1,846	178	163
Total Revenues and Long-Lived Assets	$10,771	$11,465	$12,679	$1,361	$1,484
_____________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Internal use software, net and (iv) Product software, net.

Note 3 – Acquisitions

2016 Acquisitions

In 2016 we added two equipment dealers to our Global Imaging Systems network for approximately $30 in cash. The acquisitions were in our Document Technology segment and are consistent with our strategy to expand distribution in under-penetrated markets.
2016 Summary
Our 2016 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the acquisitions described above are not material to our financial statements and are included within our results from the respective acquisition dates. Our 2016 acquisitions contributed aggregate revenues of approximately $14 to our 2016 total revenues from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Of the goodwill recorded in 2016, 100% is expected to be deductible for tax purposes. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information.

The following table summarizes the purchase price allocations for our 2016 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2016 Acquisitions
Accounts/finance receivables		$2
Intangible assets:
Customer relationships	10	7
Trademarks	20	2
Non-compete agreements	4	1
Goodwill		19
Other assets		3
Total Assets Acquired		34
Liabilities assumed		(4)
Total Purchase Price		$30

Xerox 2016 Annual Report 70

2015 and 2014 Acquisitions
In December 2014 we acquired a large document equipment dealer in the southern U.S. for approximately $22 in cash. This acquisition complements our existing footprint in the southern U.S. by offering Xerox's managed services along with office and printing technology.
Our Document Technology segment acquired two businesses in 2015 and one additional business in 2014 for approximately $13 and $12 in cash, respectively, which expanded our distribution capability of products and services in North America.
2015 and 2014 Summary
All of our 2015 and 2014 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2015 and 2014 acquisitions described above are not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information. Our 2015 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $10 and $3 to our 2016 and 2015 total revenues, respectively. Our 2014 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $32, $30 and $2 to our 2016, 2015 and 2014 total revenues, respectively.

Note 4 – Divestitures
Business Process Outsourcing (BPO)

As previously disclosed, on December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge of $935 was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business. This charge is reported in the Loss from discontinued operations, net of tax, for the year ended December 31, 2016.
Total separation costs of $159, which were incurred during 2016, are included in Loss from discontinued operations, net of tax, in the accompanying Consolidated Statements of (Loss) Income. Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the Separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the Separation.
In connection with the Separation, Xerox and Conduent entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition service agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement and a trademark license agreement. The transition services primarily involve Xerox providing services to Conduent related to information technology and human resource infrastructure and are all expected to be for terms of no more than one year post-separation. In addition, Xerox is also party to various commercial agreements with Conduent entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Conduent are not expected to be material in future periods.
In preparation for the Separation, in the fourth quarter 2016, Conduent incurred approximately $2.0 billion in new borrowings. The net proceeds from these borrowings of $1.9 billion, after debt issuance costs, were used to fund the approximately $1.8 billion of net cash distributions Conduent made to Xerox prior to the Distribution Date. Xerox used a portion of the cash distribution proceeds to repay the $1.0 billion Senior Unsecured Term Facility in January 2017, which was required to be repaid upon completion of the Separation. This $1.0 billion of cash and debt is excluded from the Cash and cash equivalents and Total Debt at December 31, 2016, respectively, and is reported in Current Assets and Current Liabilities of discontinued operations at December 31, 2016, respectively. Interest expense associated with this borrowing incurred during 2016 is included in Loss from discontinued operations, net of tax. Xerox intends to use the balance of the proceeds received to redeem Senior Notes that are coming due in the first quarter 2017. Refer to Note 13 - Debt for additional information.

Xerox 2016 Annual Report 71

Information Technology Outsourcing (ITO)
In 2014, we entered into an agreement for the sale of our ITO business to Atos and began reporting it as a Discontinued Operation. All prior periods were accordingly revised to conform to this presentation. The sale was completed on June 30, 2015. The final sale price was approximately $940 ($930 net of cash sold) and Atos also assumed approximately $85 of capital lease obligations and pension liabilities. The ITO business included approximately 9,600 employees in 42 countries, who were transferred to Atos upon closing.
We recorded a net pre-tax loss of $181 ($160 after-tax) in 2014 related to the agreement to sell, reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. We recorded an additional net pre-tax loss of $101 in 2015, primarily at closing, related to an adjustment of the sales price and related expenses associated with the disposal, as well as reserves for certain obligations and indemnifications we retained as part of the final closing negotiations. In addition, we recorded additional tax expense of $44 in 2015 primarily related to the difference between the book basis and tax basis of allocated goodwill, which could only be recorded upon final disposal of the business.
We made an additional payment in 2016 to Atos of approximately $52, representing a $28 adjustment to the final sales price and a payment of $24 due from closing. The payment was reflected in investing cash flows of discontinued operations as an adjustment of the sales proceeds.
Other Discontinued Operations
In 2014, we completed the closure of Xerox Audio Visual Solutions, Inc. (XAV), a small audio visual business within our Global Imaging Systems subsidiary, and recorded a net pre-tax loss on disposal of $1. XAV provided audio visual equipment and services to enterprise and government customers.
In 2014, we sold the Truckload Management Services, Inc. (TMS) business for $15 and recorded a net pre-tax loss on disposal of $1. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31, 2016
	Conduent	ITO	Total
Revenue	$6,355	$—	$6,355

Loss from operations	$(1,343)	$—	$(1,343)
Loss on disposal	—	—	—
Net loss before income taxes	(1,343)	—	(1,343)
Income tax benefit	250	—	250
Loss from discontinued operations, net of tax	$(1,093)	$—	$(1,093)

	Year Ended December 31, 2015
	Conduent	ITO	Total
Revenue	$6,604	$619	$7,223

(Loss) income from operations	$(511)	$104	$(407)
Loss on disposal	—	(101)	(101)
Net (loss) income before income taxes	(511)	3	(508)
Income tax benefit (expense)	215	(81)	134
Loss from discontinued operations, net of tax	$(296)	$(78)	$(374)

Xerox 2016 Annual Report 72

	Year Ended December 31, 2014
	Conduent	ITO	Other	Total
Revenue	$6,885	$1,320	$45	$8,250

Income (loss) from operations	$116	$74	$(1)	$189
Loss on disposal	—	(181)	(1)	(182)
Net income (loss) before income taxes	116	(107)	(2)	7
Income tax expense	(17)	(5)	(1)	(23)
Income (loss) from discontinued operations, net of tax	$99	$(112)	$(3)	$(16)

The following is a summary of selected financial information of Conduent for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Cost and Expenses:
Cost of services	$5,456	$5,923	$5,749
Other Expenses (1)	2,065	1,192	1,020
Total Costs and Expenses	$7,521	$7,115	$6,769

Selected amounts included in Costs and Expenses:
Depreciation of buildings and equipment	$130	$126	$145
Amortization of internal use software	49	51	52
Amortization of product software	61	65	58
Amortization of acquired intangible assets	280	250	250
Amortization of customer contract costs	93	108	122
Operating lease rent expense	378	389	385
Defined contribution plans	35	34	31
Interest expense (2)	13	8	11
Goodwill impairment charge (3)	935	—	—

Expenditures:
Cost of additions to land, buildings and equipment	$150	$126	$144
Cost of additions to internal use software	39	26	26
Customer-related deferred set-up/transition and inducement costs	62	55	55

_____________

(1)
2016 amount excludes $159 of Separation related costs and $18 of interest on the $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation, and therefore was also reported in the loss from discontinued operations.

(2)
Represents interest on Conduent third-party borrowings only that were transferred to Conduent as part of the Distribution. 2016 amount excludes $18 of interest associated with the $1.0 billion Senior Unsecured Term Facility noted above. No additional interest expense was allocated to discontinued operations for the three years ended December 31, 2016.

(3)
Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business.

Xerox 2016 Annual Report 73

The following is a summary of the major categories of assets and liabilities that were transferred to Conduent as of December 31, 2016. The balances as of December 31, 2015 are presented for comparative purposes and are included in Assets and Liabilities of discontinued operations in the Consolidated Balance Sheet at December 31, 2015:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$390	$140
Accounts receivable, net	1,287	1,251
Other current assets	239	227
Total current assets of discontinued operations	1,916	1,618
Land, buildings and equipment, net	283	279
Intangible assets, net	1,144	1,425
Goodwill	3,889	4,872
Other long-term assets	477	609
Total long-term assets of discontinued operations	5,793	7,185
Total Assets of Discontinued Operations	$7,709	$8,803

Current portion of long-term debt	$28	$23
Accounts payable	159	272
Accrued pension and benefit costs	284	245
Unearned income	208	226
Other current liabilities	742	861
Total current liabilities of discontinued operations	1,421	1,627
Long-term debt	1,913	37
Pension and other benefit liabilities	173	153
Other long-term liabilities	757	932
Total long-term liabilities of discontinued operations	2,843	1,122
Total Liabilities of Discontinued Operations	$4,264	$2,749
As a result of the Separation, the Company distributed $3,445 in net assets of Conduent, which has been reflected as a reduction to Preferred Stock for $142, Retained Earnings for $3,829 and Accumulated other comprehensive loss for $526 in the accompanying Consolidated Balance Sheet and Consolidated Statements of Shareholders' Equity as of December 31, 2016.

The following is a summary of disclosed acquisitions over the past three years that were part of the Distribution of Conduent at December 31, 2016.

Acquisition	Date of Acquisition	Acquisition Price

RSA Medical LLC (RSA Medical)	September 2015	$141
Intellinex LLC	January 2015	28
Consilience Software, Inc. (Consilience)	September 2014	25
ISG Holdings, Inc. (ISG)	May 2014	225
Invoco Holding GmbH (Invoco)	January 2014	54

Xerox 2016 Annual Report 74

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2016	2015
Invoiced	$651	$741
Accrued	374	401
Allowance for doubtful accounts	(64)	(74)
Accounts Receivable, Net	$961	$1,068

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivable, without recourse, to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Consolidated Balance Sheets and were $48 and $61 at December 31, 2016 and 2015, respectively.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivables sold and derecognized from our balance sheet, $531 and $524 remained uncollected as of December 31, 2016 and 2015, respectively. Accounts receivable sales were as follows:

	Year Ended December 31,
	2016	2015	2014
Accounts receivable sales	$2,267	$2,142	$2,563
Deferred proceeds	233	247	387
Loss on sale of accounts receivable	16	13	15
Estimated increase (decrease) to operating cash flows(1)	30	62	(64)
_____________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

Xerox 2016 Annual Report 75

Note 6 – Finance Receivables, Net
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2016	2015
Gross receivables	$4,380	$4,683
Unearned income	(526)	(577)
Subtotal	3,854	4,106
Residual values	—	—
Allowance for doubtful accounts	(110)	(118)
Finance Receivables, Net	3,744	3,988
Less: Billed portion of finance receivables, net	90	97
Less: Current portion of finance receivables not billed, net	1,256	1,315
Finance Receivables Due After One Year, Net	$2,398	$2,576
Contractual maturities of our gross finance receivables as of December 31, 2016 were as follows (including those already billed of $90):

2017	2018	2019	2020	2021	Thereafter	Total
$1,628	$1,225	$855	$485	$175	$12	$4,380

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
The principal value of the finance receivables derecognized from our balance sheet was $76 and $238 at December 31, 2016 and 2015, respectively (sales value of approximately $81 and $256, respectively).
Summary Finance Receivable Sales
The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $24 and $38 at December 31, 2016 and 2015, respectively, and are included in Other current assets and Other long-term assets in the accompanying Consolidated Balance Sheets. Beneficial interests of $13 and $30 at December 31, 2016 and 2015, respectively, are held by the bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than two years.

Xerox 2016 Annual Report 76

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	2016	2015	2014	2013/2012
Net cash received for sales of finance receivables(1)	$—	$—	$—	$1,256
Impact from prior sales of finance receivables(2)	(186)	(342)	(527)	(437)
Collections on beneficial interests	30	56	94	58
Estimated (Decrease) Increase to Operating Cash Flows	$(156)	$(286)	$(433)	$877
_____________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
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
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates in the U.S. remained steady and did not change significantly during 2016 and 2015. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $15 in 2016 as compared to $17 in 2015, reflecting continued stabilization of Europe from the credit issues that began back in 2011.

Xerox 2016 Annual Report 77

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2014(1)	$51	$20	$58	$2	$131
Provision	11	6	10	1	28
Charge-offs	(8)	(10)	(17)	(1)	(36)
Recoveries and other(3)	—	1	(6)	—	(5)
Balance at December 31, 2015	$54	$17	$45	$2	$118
Provision	10	3	11	—	24
Charge-offs	(12)	(8)	(15)	—	(35)
Recoveries and other(3)	3	4	(4)	—	3
Balance at December 31, 2016	$55	$16	$37	$2	$110
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2015(4)	$2,174	$365	$1,509	$58	$4,106
December 31, 2016(4)	$2,138	$378	$1,286	$52	$3,854
 _____________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified as Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $110 and $118 at December 31, 2016 and 2015, respectively.

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
We evaluate our customers based on the following credit quality indicators:

•
Investment grade: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poors (S&P) rating of BBB- or better. Loss rates in this category are normally less than 1%.

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

Xerox 2016 Annual Report 78

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2016				December 31, 2015(4)
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$181	$342	$95	$618	$195	$285	$91	$571
Government and education	543	57	8	608	575	48	7	630
Graphic arts	138	102	107	347	145	92	127	364
Industrial	82	78	24	184	89	62	22	173
Healthcare	79	47	17	143	90	46	19	155
Other	82	103	53	238	121	107	53	281
Total United States	1,105	729	304	2,138	1,215	640	319	2,174
Finance and other services	54	43	15	112	55	35	9	99
Government and education	52	6	2	60	59	7	2	68
Graphic arts	39	37	24	100	45	35	21	101
Industrial	21	13	6	40	23	12	3	38
Other	33	25	8	66	33	23	3	59
Total Canada	199	124	55	378	215	112	38	365
France	181	222	51	454	203	207	101	511
U.K/Ireland	189	63	1	253	235	91	3	329
Central(1)	182	148	19	349	206	186	25	417
Southern(2)	36	131	14	181	36	138	17	191
Nordic(3)	26	22	1	49	24	35	2	61
Total Europe	614	586	86	1,286	704	657	148	1,509
Other	35	15	2	52	41	16	1	58
Total	$1,953	$1,454	$447	$3,854	$2,175	$1,425	$506	$4,106
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified as Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

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

Xerox 2016 Annual Report 79

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

	December 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$13	$3	$1	$17	$601	$618	$11
Government and education	10	4	3	17	591	608	25
Graphic arts	13	1	—	14	333	347	5
Industrial	4	1	1	6	178	184	5
Healthcare	3	1	1	5	138	143	5
Other	9	2	1	12	226	238	5
Total United States	52	12	7	71	2,067	2,138	56
Canada	3	—	—	3	375	378	8
France	3	—	—	3	451	454	20
U.K./Ireland	2	1	—	3	250	253	1
Central(1)	2	1	—	3	346	349	5
Southern(2)	5	1	1	7	174	181	6
Nordic(3)	1	—	—	1	48	49	1
Total Europe	13	3	1	17	1,269	1,286	33
Other	3	—	—	3	49	52	—
Total	$71	$15	$8	$94	$3,760	$3,854	$97

	December 31, 2015(4)
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$10	$2	$2	$14	$557	$571	$14
Government and education	12	1	4	17	613	630	37
Graphic arts	12	2	1	15	349	364	8
Industrial	5	1	1	7	166	173	7
Healthcare	4	1	1	6	149	155	9
Other	14	2	2	18	263	281	7
Total United States	57	9	11	77	2,097	2,174	82
Canada	3	—	—	3	362	365	9
France	—	—	—	—	511	511	25
U.K./Ireland	1	—	—	1	328	329	1
Central(1)	3	1	1	5	412	417	7
Southern(2)	8	2	3	13	178	191	10
Nordic(3)	1	—	—	1	60	61	4
Total Europe	13	3	4	20	1,489	1,509	47
Other	1	1	—	2	56	58	—
Total	$74	$13	$15	$102	$4,004	$4,106	$138
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified as Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

Xerox 2016 Annual Report 80

Note 7 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2016	2015
Finished goods	$713	$751
Work-in-process	47	51
Raw materials	81	99
Total Inventories	$841	$901
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2016	2015
Equipment on operating leases	$1,468	$1,478
Accumulated depreciation	(993)	(983)
Equipment on Operating Leases, Net	$475	$495
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2017	2018	2019	2020	2021	Thereafter
$319	$221	$142	$76	$26	$3

Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2016, 2015 and 2014 amounted to $132, $139 and $149, respectively.
Note 8 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2016	2015
Land		$20	$21
Building and building equipment	25 to 50	911	919
Leasehold improvements	Varies	219	244
Plant machinery	5 to 12	1,225	1,274
Office furniture and equipment	3 to 15	657	700
Other	4 to 20	70	63
Construction in progress		33	28
Subtotal		3,135	3,249
Accumulated depreciation		(2,475)	(2,532)
Land, Buildings and Equipment, Net		$660	$717

Xerox 2016 Annual Report 81

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$148	$151	$179
Operating lease expense	157	164	175

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were $31 and $39 at December 31, 2016 and 2015, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2016 were as follows:

2017	2018	2019	2020	2021	Thereafter
$124	$94	$72	$53	$40	$71

Internal Use Software

	Year Ended December 31,
Additions to:	2016	2015	2014
Internal use software	$45	$64	$57

	December 31,
Capitalized costs, net:	2016	2015
Internal use software	$218	$264

Useful lives of our internal use software generally vary from three to seven years.

Note 9 – Investment in Affiliates, at Equity
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2016	2015
Fuji Xerox	$1,313	$1,315
Other	75	67
Investments in Affiliates, at Equity	$1,388	$1,382
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2016	2015	2014
Fuji Xerox	$108	$117	$147
Other	13	18	13
Total Equity in Net Income of Unconsolidated Affiliates	$121	$135	$160
Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,313 at December 31, 2016, differs from our implied 25% interest in the underlying net assets, or $1,406, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

Xerox 2016 Annual Report 82

Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2016	2015	2014
Summary of Operations
Revenues	$10,161	$9,925	$11,112
Costs and expenses	9,486	9,198	10,242
Income before income taxes	675	727	870
Income tax expense	217	233	262
Net Income	458	494	608
Less: Net income - noncontrolling interests	7	7	4
Net Income - Fuji Xerox	$451	$487	$604
Balance Sheet
Assets:
Current assets	$4,464	$4,585	$4,801
Long-term assets	4,734	4,946	4,742
Total Assets	$9,198	$9,531	$9,543
Liabilities and Equity:
Current liabilities	$2,679	$2,808	$2,982
Long-term debt	283	584	580
Other long-term liabilities	583	511	482
Noncontrolling interests	31	31	30
Fuji Xerox shareholders' equity	5,622	5,597	5,469
Total Liabilities and Equity	$9,198	$9,531	$9,543

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2016	2015	2014
Summary of Operations	Weighted average rate	108.68	121.01	105.58
Balance Sheet	Year-end rate	116.53	120.49	119.46
Transactions with Fuji Xerox
We receive dividends from Fuji Xerox, which are reflected as a reduction in our investment. Additionally, we have a Technology Agreement with Fuji Xerox whereby we receive royalty payments for their use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. These payments are included in Outsourcing, maintenance and rental revenues in the Consolidated Statements of (Loss) Income. We also have arrangements with Fuji Xerox whereby we purchase inventory from and sell inventory to Fuji Xerox. Pricing of the transactions under these arrangements is based upon terms the Company believes to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs.
Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2016	2015	2014
Dividends received from Fuji Xerox	$47	$51	$58
Royalty revenue earned	107	102	115
Inventory purchases from Fuji Xerox	1,641	1,728	1,831
Inventory sales to Fuji Xerox	80	108	120
R&D payments received from Fuji Xerox	1	1	1
R&D payments paid to Fuji Xerox	13	7	17
As of December 31, 2016 and 2015, net amounts due to Fuji Xerox were $273 and $307, respectively.

Xerox 2016 Annual Report 83

Note 10 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

	Document Technology	Services	Total
Balance at December 31, 2014	$2,353	$1,668	$4,021
Foreign currency translation	(38)	(38)	(76)
Acquisitions:
Other	6	~~—~~	6
Balance at December 31, 2015	$2,321	$1,630	$3,951
Foreign currency translation	(93)	(90)	(183)
Acquisitions:
Imagetek	10	—	10
Other	9	—	9
Balance at December 31, 2016	$2,247	$1,540	$3,787

Intangible Assets, Net

Net intangible assets were $290 at December 31, 2016 of which $247 relate to our Document Technology segment and $43 relate to our Services segment. Intangible assets were comprised of the following:

		December 31, 2016			December 31, 2015
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	13 years	$508	$410	$98	$509	$378	$131
Distribution network	25 years	123	84	39	123	79	44
Trademarks	20 years	250	107	143	248	95	153
Technology, patents and non-compete	13 years	15	5	10	19	7	12
Total Intangible Assets		$896	$606	$290	$899	$559	$340
 Amortization expense related to intangible assets was $58, $60, and $65 for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $58 in 2017, $57 in 2018, $39 in 2019 and $18 in each of the years 2020 and 2021.

Note 11 – Restructuring and Asset Impairment Charges
In 2016, in conjunction with our announcement of the planned Separation of the Company, we initiated a three-year Strategic Transformation program to accelerate our cost productivity initiatives. The program is expected to deliver productivity gains and cost savings in areas such as delivery, remote connectivity, sales productivity, pricing, design efficiency and supply chain optimization.
The program is expected to include restructuring charges related to downsizing our employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure and improve productivity. In addition, we expect to incur asset impairment charges in connection with these restructuring actions for those assets that are sold, abandoned or made obsolete as a result of initiatives under the program. Beginning in 2016, all restructuring costs incurred were the result of actions and initiatives associated with the Strategic Transformation program.
Costs associated with restructuring, including employee severance and lease termination costs, are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility, respectively. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize employee severance costs when they are both probable and reasonably estimable.

Xerox 2016 Annual Report 84

A summary of our restructuring program activity during the three years ended December 31, 2016 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2013	$96	$3	$—	$99
Restructuring provision	115	3	5	123
Reversals of prior accruals	(16)	—	(1)	(17)
Net Current Period Charges(1)	99	3	4	106
Charges against reserve and currency	(112)	(5)	(4)	(121)
Balance at December 31, 2014	$83	$1	$—	$84
Restructuring provision	35	2	7	44
Reversals of prior accruals	(16)	(1)	—	(17)
Net Current Period Charges(1)	19	1	7	27
Charges against reserve and currency	(84)	(1)	(7)	(92)
Balance at December 31, 2015	$18	$1	$—	$19
Restructuring provision	224	28	—	252
Reversals of prior accruals	(16)	(1)	(5)	(22)
Net Current Period Charges(1)	208	27	(5)	230
Charges against reserve and currency	(122)	(5)	5	(122)
Balance at December 31, 2016	$104	$23	$—	$127
_____________

(1)	Represents net amount recognized within the Consolidated Statements of (Loss) Income for the years shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
Charges against reserve	$(122)	$(92)	$(121)
Asset impairments	—	7	5
Effects of foreign currency and other non-cash items	4	6	6
Restructuring Cash Payments	$(118)	$(79)	$(110)
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Year Ended December 31,
	2016	2015	2014
Document Technology	$208	$15	$76
Services	25	4	16
Other	(3)	8	14
Total Net Restructuring Charges	$230	$27	$106

Xerox 2016 Annual Report 85

Note 12 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2016	2015
Other Current Assets
Income taxes receivable	$50	$12
Royalties, license fees and software maintenance	21	34
Restricted cash	92	84
Prepaid expenses	45	51
Derivative instruments	88	55
Deferred purchase price from sales of accounts receivables	48	61
Beneficial interests - sales of finance receivables	8	8
Advances and deposits	15	25
Other	125	128
Due from Conduent	127	—
Total Other Current Assets	$619	$458
Other Current Liabilities
Income taxes payable	$45	$28
Other taxes payable	78	76
Interest payable	55	73
Restructuring reserves	121	18
Derivative instruments	39	11
Product warranties	7	8
Dividends payable	91	85
Distributor and reseller rebates/commissions	120	106
Servicer liabilities	62	83
Other	290	227
Total Other Current Liabilities	$908	$715
Other Long-term Assets
Deferred taxes	$1,475	$1,450
Income taxes receivable	14	9
Prepaid pension costs	17	22
Derivative instruments	4	7
Net investment in TRG	126	142
Internal use software, net	218	264
Product software, net	8	8
Restricted cash	87	72
Debt issuance costs, net	3	4
Customer contract costs, net	7	13
Beneficial interest - sales of finance receivables	16	30
Deferred compensation plan investments	15	13
Other	165	176
Total Other Long-term Assets	$2,155	$2,210
Other Long-term Liabilities
Deferred taxes	$42	$51
Income taxes payable	16	49
Environmental reserves	9	11
Restructuring reserves	6	1
Other	120	126
Total Other Long-term Liabilities	$193	$238

Xerox 2016 Annual Report 86

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

Restricted cash amounts were as follows:

	December 31,
	2016	2015
Tax and labor litigation deposits in Brazil	$85	$71
Escrow and cash collections related to receivable sales	62	83
Other restricted cash	32	2
Total Restricted Cash	$179	$156

Net Investment in TRG
At December 31, 2016, our net investment in The Resolution Group (TRG) primarily consisted of a $140 performance-based instrument relating to the 1997 sale of TRG, net of remaining liabilities associated with our discontinued operations of $14. The recovery of the performance-based instrument is dependent on the sufficiency of TRG's available cash flows, as guaranteed by TRG's ultimate parent, which are expected to be recovered in annual cash distributions through 2017. The performance-based instrument is pledged as security for our future funding obligations to our U.K. Pension Plan for salaried employees.

Due from Conduent

The balance Due from Conduent includes the following amounts:

Due from\(to) Conduent	December 31, 2016
Cash adjustment	$161
Taxes payable	(32)
Other	(2)
Total Due from Conduent	$127

The Cash adjustment primarily represents the final adjustment that was required to bring Conduent's cash balance to $225 at Separation, as provided for in the Separation Agreement. This amount was paid to Xerox in January 2017. The income tax payable represents the final adjustment for income tax payments between the two companies for their consolidated 2016 tax returns; which will be the last returns to be filed on a consolidated basis. The tax sharing between the two companies was based on a separate return basis; as if Conduent filed a separate tax return.

Note 13 – Debt
Short-term borrowings were as follows:

	December 31,
	2016	2015
Notes Payable	$4	$3
Current maturities of long-term debt	1,007	959
Total Short-term Debt	$1,011	$962

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of (Loss) Income.

Xerox 2016 Annual Report 87

Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2016(3)	2016	2015
Xerox Corporation
Senior Notes due 2016			$—	$700
Notes due 2016			—	250
Senior Notes due 2017 (1)	6.75%	6.83%	500	500
Senior Notes due 2017 (1)	2.95%	2.98%	500	500
Notes due 2018	0.57%	0.57%	1	1
Senior Notes due 2018	6.35%	6.37%	1,000	1,000
Senior Notes due 2019	2.75%	2.77%	500	500
Senior Notes due 2019	5.63%	5.66%	650	650
Senior Notes due 2020	2.80%	2.81%	400	400
Senior Notes due 2020	3.50%	3.70%	400	400
Senior Notes due 2020	2.75%	2.77%	400	400
Senior Notes due 2021	4.50%	5.39%	1,062	1,062
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$6,313	$7,263
Subsidiary Companies
Capital lease obligations		9.44%	31	39
Other		0.34%	1	1
Subtotal - Subsidiary Companies			$32	$40

Principal debt balance			$6,345	$7,303
Unamortized discount			(43)	(52)
Debt issuance costs			(21)	(29)
Fair value adjustments(2)
Terminated swaps			27	47
Current swaps			4	7
Less: current maturities			(1,007)	(959)
Total Long-term Debt			$5,305	$6,317
_____________

(1)	Senior Notes maturing in 2017 expected to be paid in part from funds received in the distribution from Conduent as part of the Separation. Refer to Note 4 - Divestitures for additional information.

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

(3)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2017(1)	2018	2019	2020	2021	Thereafter	Total
$1,007	$1,008	$1,156	$1,207	$1,067	$900	$6,345
_____________

(1)	Quarterly long-term debt maturities from continuing operations for 2017 are $1,001, $2, $2 and $2 for the first, second, third and fourth quarters, respectively.

Xerox 2016 Annual Report 88

Term Loan Facility
On March 4, 2016, Xerox Corporation entered into a $1.0 billion Senior Unsecured Term Facility. The facility was fully drawn by April 1, 2016 and was required to be repaid upon completion of the Separation. Borrowings under the facility bore interest at a rate of LIBOR plus 1.50% and interest rates varied between 1.95% and 2.16% during 2016.
The proceeds of the facility were used to repay maturing debt of $950 ($700 of 6.40% Senior Notes on March 15, 2016 and $250 of 7.20% Notes on April 1, 2016).

As previously noted, this facility, which was required to be repaid upon completion of the Separation, was repaid in January 2017. Accordingly, the facility is excluded from Total Debt at December 31, 2016 and is reported in the Current Liabilities of discontinued operations at December 31, 2016. Interest expense associated with this borrowing incurred during 2016 is included in Loss from discontinued operations.

Refer to Note 1- Basis of Presentation for information regarding the Company separation.

Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $2.0 billion outstanding at any time. Aggregate CP and Credit Facility borrowings may not exceed $2.0 billion outstanding at any time. The maturities of the CP Notes will vary, but may not exceed 390 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at market rates. We had no CP outstanding at December 31, 2016 and 2015.

Credit Facility
We have a $2.0 billion unsecured revolving Credit Facility with a group of lenders, which matures in 2019. The Credit Facility contains a $300 letter of credit sub-facility, and also includes an accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion.

The Credit Facility provides a backstop to our $2.0 billion CP program. Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. At December 31, 2016 we had no outstanding borrowings or letters of credit under the Credit Facility.

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

Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in our Credit Facility agreement, plus a spread that varies between 0.000% and 0.45% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 0.90% and 1.45% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2016, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.30% and 1.30%, respectively.

An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.10% and 0.30% depending on our credit rating. Based on our credit rating as of December 31, 2016, the applicable rate is 0.20%.

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

Xerox 2016 Annual Report 89

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

Interest
Interest paid on our short-term and long-term debt amounted to $352, $365 and $400 for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
Interest paid - continuing operations	$332	$356	$387
Interest paid - discontinued operations	20	9	13
Total interest paid on debt	$352	$365	$400

Interest expense and interest income was as follows:

	Year Ended December 31,
	2016	2015	2014
Interest expense(1)	$309	$346	$366
Interest income(2)	330	352	396
_____________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of (Loss) Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of (Loss)Income.

Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. The estimated cost of funds is based on the interest cost associated with actual borrowings determined to be in support of the leasing business. The estimated level of debt continues to be based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.

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

Xerox 2016 Annual Report 90

Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2016, 2015 and 2014, the amortization of these fair value adjustments reduced interest expense by $19, $22 and $31, respectively, and we expect to record a net decrease in interest expense of $27 in future years through 2018.
Fair Value Hedges
As of December 31, 2016 and 2015, pay variable/received fixed interest rate swaps with notional amounts of $300 and $300, respectively, and net asset fair value of $4 and $7, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2016 or 2015.
The following is a summary of our fair value hedges at December 31, 2016:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$4	2.60%	4.50%	Libor	2021
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
At December 31, 2016, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,149, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 85% of these contracts mature within three months, 11% in three to six months and 4% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2016:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$1,321	$22
Japanese Yen/U.S. Dollar	389	(27)
U.S. Dollar/U.K. Pound Sterling	268	41
Japanese Yen/Euro	261	(6)
U.S. Dollar/Euro	210	6
Canadian Dollar/U.K. Pound Sterling	169	14
Swiss Franc/Euro	98	—
U.K. Pound Sterling/Euro	98	(1)
U.K. Pound Sterling/U.S. Dollar	77	(1)
Euro/Japanese Yen	26	—
Euro/Mexican Peso	25	2
All Other	207	(1)
Total Foreign Exchange Hedging	$3,149	$49
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2016.

Xerox 2016 Annual Report 91

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts were $(20) and $1 as of December 31, 2016 and December 31, 2015, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2016	2015
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$6	$4
	Other current liabilities	(26)	(2)
Foreign currency options	Other current assets	—	—
	Other current liabilities	—	(1)
Interest rate swaps	Other long-term assets	4	7
	Net Designated Derivative (Liability) Asset	$(16)	$8

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$82	$51
	Other current liabilities	(13)	(8)
	Net Undesignated Derivative Asset	$69	$43

Summary of Derivatives	Total Derivative Assets	$92	$62
	Total Derivative Liabilities	(39)	(11)
	Net Derivative Asset	$53	$51
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2016	2015	2014	2016	2015	2014
Interest rate contracts	Interest expense	$(3)	$2	$5	$3	$(2)	$(5)

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2016	2015	2014		2016	2015	2014
Foreign exchange contracts – forwards/options	$20	$17	$(20)	Cost of sales	$42	$(23)	$(39)
No amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

Xerox 2016 Annual Report 92

As of December 31, 2016, net after-tax losses of $13 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Losses
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of losses on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Loss	2016	2015	2014
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$172	$17	$(9)
During the three years ended December 31, 2016, we recorded Currency losses, net of $13, $2 and $6, respectively. Currency (losses) gains, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2016	2015
Assets
Foreign exchange contracts - forwards	$88	$55
Interest rate swaps	4	7
Deferred compensation investments in mutual funds	15	13
Total	$107	$75
Liabilities
Foreign exchange contracts - forwards	$39	$10
Foreign currency options	—	1
Deferred compensation plan liabilities	17	15
Total	$56	$26
We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.
Fair value for our deferred compensation plan investments in mutual funds is based on quoted market prices for those funds. Fair value for deferred compensation plan liabilities is based on the fair value of investments corresponding to employees’ investment selections.

Xerox 2016 Annual Report 93

Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,223	$2,223	$1,228	$1,228
Accounts receivable, net	961	961	1,068	1,068
Short-term debt	1,011	1,015	962	954
Long-term debt	5,305	5,438	6,317	6,358
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
Over the past several years, where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
Prior to the freeze of current benefits, most of our defined benefit pension plans generally provided employees a benefit, depending on eligibility, calculated under a highest average pay and years of service formula. Our primary domestic defined benefit pension plans provided a benefit at the greater of (i) the highest average pay and years of service formula, (ii) the benefit calculated under a formula that provides for the accumulation of salary and interest credits during an employee's work life or (iii) the individual account balance from the Company's prior defined contribution plan (Transitional Retirement Account or TRA).
Pension plan assets consist of both defined benefit plan assets and assets legally restricted to the TRA accounts. The combined investment results for these plans, along with the results for our other defined benefit plans, are shown below in the “actual return on plan assets” caption. To the extent that investment results relate to TRA, such results are charged directly to these accounts as a component of interest cost.

Xerox 2016 Annual Report 94

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation, January 1	$4,126	$4,642	$6,308	$6,962	$855	$937
Service cost	4	4	31	32	6	7
Interest cost	184	80	195	203	32	34
Plan participants' contributions	—	—	4	4	1	14
Actuarial loss (gain)	114	(223)	636	(94)	(75)	(4)
Currency exchange rate changes	—	—	(774)	(524)	4	(25)
Plan Amendments/Curtailments	—	—	—	(17)	—	(31)
Benefits paid/settlements	(275)	(377)	(234)	(255)	(62)	(77)
Other	8	—	(6)	(3)	—	—
Benefit Obligation, December 31	$4,161	$4,126	$6,160	$6,308	$761	$855

Change in Plan Assets:
Fair value of plan assets, January 1	$2,806	$3,081	$5,353	$5,930	$—	$—
Actual return on plan assets	220	(70)	804	(20)	—	—
Employer contributions	24	173	154	128	61	63
Plan participants' contributions	—	—	4	4	1	14
Currency exchange rate changes	—	—	(694)	(428)	—	—
Benefits paid/settlements	(275)	(377)	(234)	(255)	(62)	(77)
Other	(1)	(1)	(3)	(6)	—	—
Fair Value of Plan Assets, December 31	$2,774	$2,806	$5,384	$5,353	$—	$—

Net Funded Status at December 31(1)	$(1,387)	$(1,320)	$(776)	$(955)	$(761)	$(855)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$17	$22	$—	$—
Accrued compensation and benefit costs	(24)	(23)	(22)	(26)	(63)	(68)
Pension and other benefit liabilities	(1,363)	(1,297)	(771)	(951)	—	—
Post-retirement medical benefits	—	—	—	—	(698)	(787)
Net Amounts Recognized	$(1,387)	$(1,320)	$(776)	$(955)	$(761)	$(855)
  _____________

(1)	Includes under-funded and un-funded plans.

Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2016	2015	2016	2015	2016	2015
Net actuarial loss	$1,094	$1,101	$1,741	$1,966	$37	$112
Prior service credit	(9)	(11)	(28)	(33)	(29)	(34)
Total Pre-tax Loss	$1,085	$1,090	$1,713	$1,933	$8	$78

Accumulated Benefit Obligation	$4,161	$4,126	$5,931	$6,068

Xerox 2016 Annual Report 95

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2016			December 31, 2015
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$3,820	$3,820	$2,774	$3,781	$3,781	$2,806
Non U.S.	4,535	4,368	4,194	4,803	4,644	4,300

Unfunded Plans:
U.S.	$341	$341	$—	$345	$345	$—
Non U.S.	445	436	—	421	413	—

Total Underfunded and Unfunded Plans:
U.S.	$4,161	$4,161	$2,774	$4,126	$4,126	$2,806
Non U.S.	4,980	4,804	4,194	5,224	5,057	4,300
Total	$9,141	$8,965	$6,968	$9,350	$9,183	$7,106

Our pension plan assets and benefit obligations at December 31, 2016 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2,774	$3,820	$(1,046)
U.S. unfunded	—	341	(341)
Total U.S.	$2,774	$4,161	$(1,387)
U.K.	3,445	3,679	(234)
Canada	661	700	(39)
Other	1,278	1,781	(503)
Total	$8,158	$10,321	$(2,163)

Xerox 2016 Annual Report 96

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Costs:
Service cost	$4	$4	$4	$31	$32	$31	$6	$7	$9
Interest cost(1)	184	80	278	195	203	262	32	34	36
Expected return on plan assets(2)	(190)	(79)	(287)	(249)	(284)	(332)	—	—	—
Recognized net actuarial loss	26	24	17	65	70	54	2	1	1
Amortization of prior service credit	(2)	(2)	(2)	(3)	4	(1)	(5)	(18)	(43)
Recognized settlement loss	65	88	51	1	1	—	—	—	—
Recognized curtailment gain	—	—	—	—	—	(1)	—	(22)	—
Defined Benefit Plans	87	115	61	40	26	13	35	2	3
Defined contribution plans	30	33	31	31	33	40	n/a	n/a	n/a
Net Periodic Benefit Cost	117	148	92	71	59	53	35	2	3

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial (gain) loss	84	(74)	688	76	204	447	(75)	(4)	119
Prior service credit	—	—	—	—	(16)	(6)	—	(32)	—
Amortization of net actuarial loss	(92)	(112)	(68)	(66)	(71)	(54)	(2)	(1)	(1)
Amortization of net prior service credit	2	2	2	3	(4)	1	5	18	43
Curtailment gain	—	—	—	—	—	2	—	22	—
Total Recognized in Other Comprehensive Income	(6)	(184)	622	13	113	390	(72)	3	161
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$111	$(36)	$714	$84	$172	$443	$(37)	$5	$164
_____________

(1)
Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $296, $311 and $361 and interest expense (income) directly allocated to TRA participant accounts of $83, $(25) and $182 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $356, $388 and $437 and actual investment income (loss) on TRA assets of $83, $(25) and $182 for the years ended December 31, 2016, 2015 and 2014, respectively.

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are $(101) and $5, respectively, excluding amounts that may be recognized through settlement losses. The net actuarial loss and prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 and $4, respectively.
Plan Amendments
Retiree-Health Plan
In 2015 we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retired before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax curtailment gain of $22 in 2015. The gain represented the recognition of deferred gains from other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees.
Plan Assets
Current Allocation
As of the 2016 and 2015 measurement dates, the global pension plan assets were $8,158 and $8,159, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

Xerox 2016 Annual Report 97

	December 31, 2016
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$—	$—	$—	$—	$—	$544	$—	$—	$—	$544
Equity Securities:
U.S.	320	—	—	68	388	266	42	—	—	308
International	258	—	—	160	418	358	722	—	127	1,207
Fixed Income Securities:
U.S. treasury securities	—	233	—	—	233	—	44	—	—	44
Debt security issued by government agency	—	65	—	—	65	—	1,654	—	—	1,654
Corporate bonds	—	1,052	—	—	1,052	—	618	—	—	618
Asset backed securities	—	2	—	—	2	—	1	—	—	1
Derivatives	—	(38)	—	—	(38)	—	64	—	—	64
Real estate	36	—	12	34	82	—	—	121	168	289
Private equity/venture capital	—	—	—	490	490	—	60	6	425	491
Guaranteed insurance contracts	—	—	—	—	—	—	—	104	—	104
Other(2)	15	—	—	67	82	6	54	—	—	60
Total Fair Value of Plan Assets	$629	$1,314	$12	$819	$2,774	$1,174	$3,259	$231	$720	$5,384
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient, have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial assets of $15 U.S. and $6 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

	December 31, 2015
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$171	$—	$—	$—	$171	$577	$—	$—	$—	$577
Equity Securities:
U.S.	380	—	—	20	400	200	38	—	—	238
International	287	1	—	157	445	1,011	40	—	112	1,163
Fixed Income Securities:										—
U.S. treasury securities	—	216	—	—	216	—	48	—	—	48
Debt security issued by government agency	—	156	—	—	156	3	1,599	—	—	1,602
Corporate bonds	—	913	—	—	913	3	692	—	—	695
Asset backed securities	—	2	—	—	2	—	1	—	—	1
Derivatives	—	(8)	—	—	(8)	—	5	—	—	5
Real estate	42	—	17	39	98	—	—	145	154	299
Private equity/venture capital	—	—	—	499	499	—	66	4	480	550
Guaranteed insurance contracts	—	—	—	—	—	—	—	120	—	120
Other(2)	(103)	(1)	—	18	(86)	5	50	—	—	55
Total Fair Value of Plan Assets	$777	$1,279	$17	$733	$2,806	$1,799	$2,539	$269	$746	$5,353

_____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Other Level 1 includes net non-financial (liabilities) assets of $(103) U.S. and $5 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses. In 2015, the US Plans' Other included plan liabilities of $116 related to unsettled transactions such as purchases or sales of US Treasury securities with settlement dates beyond fiscal year-end.

Xerox 2016 Annual Report 98

The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2014(1)	$22	$147	$4	$128	$279
Purchases	—	—	—	19	19
Sales	(15)	—	—	(21)	(21)
Realized (losses) gains	1	—	—	6	6
Unrealized gains (losses)	9	9	1	1	11
Currency translation	—	(11)	(1)	(13)	(25)
Balance at December 31, 2015	$17	$145	$4	$120	$269
Purchases	—	1	2	2	5
Sales	(3)	(13)	(1)	(12)	(26)
Realized gains (losses)	—	6	—	1	7
Unrealized gains (losses)	(2)	(5)	(4)	(3)	(12)
Currency translation	—	(13)	5	(4)	(12)
Balance at December 31, 2016	$12	$121	$6	$104	$231
_____________

(1)	Adjusted to exclude assets of $500 U.S. and $545 Non-U.S. that are measured at fair value using the NAV per share (or its equivalent) practical expedient.
Level 3 Valuation Method
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
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	30%	28%	34%	28%
Fixed income investments	48%	45%	43%	48%
Real estate	6%	5%	6%	6%
Private equity	8%	9%	9%	10%
Other	8%	13%	8%	8%
Total Investment Strategy	100%	100%	100%	100%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used to improve portfolio diversification. Derivatives may be used to hedge market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.

Xerox 2016 Annual Report 99

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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2016	Estimated 2017
U.S. Plans	$24	$169
Non-U.S. Plans	154	181
Total	$178	$350

Retiree Health	$61	$63
The 2016 pension plan contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements.
The 2017 expected pension plan contributions include $145 for our domestic tax-qualified defined benefit plans, comprised of $15 to meet the minimum funding requirements and $130 of additional voluntary contributions.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2017	$852	$210	$1,062	$63
2018	227	216	443	64
2019	223	222	445	62
2020	225	228	453	61
2021	296	237	533	59
Years 2022-2026	1,433	1,281	2,714	261
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.0%	2.5%	4.3%	3.3%	3.9%	3.1%
Rate of compensation increase	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%

	Retiree Health
	2016	2015	2014
Discount rate	3.9%	4.1%	3.8%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

Xerox 2016 Annual Report 100

	Pension Benefits
	2017		2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.0%	2.5%	4.3%	3.3%	3.9%	3.1%	4.8%	4.2%
Expected return on plan assets	7.0%	4.1%	7.5%	4.8%	7.5%	5.2%	7.8%	6.1%
Rate of compensation increase	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%	0.2%	2.6%

	Retiree Health
	2017	2016	2015	2014
Discount rate	3.9%	4.1%	3.8%	4.5%
_____________

Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2016	2015
Health care cost trend rate assumed for next year	7.2%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.9%
Year that the rate reaches the ultimate trend rate	2026	2026
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	53	(46)
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $61 in 2016, $66 in 2015 and $71 in 2014.

Note 17 - Income and Other Taxes
Income before income taxes (pre-tax income) from continuing operations was as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic income	$415	$613	$635
Foreign income	153	311	455
Income Before Income Taxes	$568	$924	$1,090

Xerox 2016 Annual Report 101

(Benefit) provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
Federal Income Taxes
Current	$(15)	$(225)	$(58)
Deferred	(4)	300	150
Foreign Income Taxes
Current	71	73	83
Deferred	(13)	7	(16)
State Income Taxes
Current	15	(38)	21
Deferred	8	76	18
Total (Benefit) Provision	$62	$193	$198
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.9%	1.1%	1.3%
Effect of tax law changes	1.2%	(1.0)%	(5.2)%
Change in valuation allowance for deferred tax assets	(1.4)%	(1.6)%	(1.4)%
State taxes, net of federal benefit	3.0%	2.2%	2.0%
Audit and other tax return adjustments	(4.1)%	1.3%	(3.0)%
Tax-exempt income, credits and incentives	(4.0)%	(1.8)%	(1.9)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(22.6)%	(15.3)%	(9.0)%
Other	0.9%	1.0%	0.4%
Effective Income Tax Rate	10.9%	20.9%	18.2%
_____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

On a consolidated basis, including discontinued operations, we paid a total of $130, $138 and $121 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2016, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2016	2015	2014
Pre-tax income	$62	$193	$198
Discontinued operations(1)	(250)	(134)	23
Common shareholders' equity:
Changes in defined benefit plans	15	59	(408)
Stock option and incentive plans, net	—	(18)	(18)
Cash flow hedges	(8)	15	—
Translation adjustments	2	—	(2)
Total Income Tax Expense (Benefit)	$(179)	$115	$(207)
_____________

(1)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.

Xerox 2016 Annual Report 102

Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more likely than not recognition threshold, we have recorded no tax benefits.
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2016, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at January 1	$222	$207	$225
Additions (Reductions) related to current year	(9)	36	12
Additions related to prior years positions	—	—	9
Reductions related to prior years positions	(31)	(5)	(23)
Settlements with taxing authorities(1)	—	(6)	(8)
Reductions related to lapse of statute of limitations	(2)	(9)	(6)
Currency	(2)	(1)	(2)
Tax Positions assumed in Conduent Separation	(13)	—	—
Balance at December 31	$165	$222	$207
_____________

(1)	Majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2016, 2015 and 2014 are $5, $9 and $12, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $10, $2 and $3 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2012. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2003.

Deferred Income Taxes

We have not provided deferred taxes on approximately $7.0 billion of undistributed earnings of foreign subsidiaries and other foreign investments carried at equity at December 31, 2016, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. We do not believe it is practical to calculate the potential deferred tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.

Xerox 2016 Annual Report 103

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Research and development	$289	$370
Post-retirement medical benefits	276	311
Net operating losses	407	367
Operating reserves, accruals and deferrals	190	171
Tax credit carryforwards	751	666
Deferred compensation	197	167
Pension	539	553
Other	81	138
Subtotal	2,730	2,743
Valuation allowance	(416)	(383)
Total	$2,314	$2,360

Deferred Tax Liabilities
Unearned income and installment sales	$633	$705
Intangibles and goodwill	200	208
Other	48	48
Total	$881	$961

Total Deferred Taxes, Net	$1,433	$1,399

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $33 and a decrease of $125, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2016, we had tax credit carryforwards of $751 available to offset future income taxes, of which $48 are available to carryforward indefinitely while the remaining $703 will expire 2017 through 2037 if not utilized. We also had net operating loss carryforwards for income tax purposes of $0.7 billion that will expire 2017 through 2037, if not utilized, and $1.7 billion available to offset future taxable income indefinitely

Xerox 2016 Annual Report 104

Note 18 – Contingencies and Litigation
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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2016, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2016, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $750 with the increase from the December 31, 2015 balance of $577, primarily related to currency and interest partially offset by closed cases. With respect to the unreserved balance of $750, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2016 we had $85 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $4 and additional letters of credit and surety bonds of $142 and $91, respectively, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Xerox 2016 Annual Report 105

Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “ the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June, 2014 denying all allegations. The Defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.

Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett and Robert K. Zapfel: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleges that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff seeks, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. The Court has not yet ruled on the appointment of lead plaintiff. Xerox and the individual defendants will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
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

Xerox 2016 Annual Report 106

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2016 were $15, $22 and $25, respectively. Total product warranty liabilities as of December 31, 2016 and 2015 were $8 and $9, respectively.
Separation Related Guarantees and Indemnifications
We are required to retain performance guarantees on certain outsourcing contracts that were transferred to Conduent as part of the Separation transaction. The guarantees are primarily associated with government contracts and our liability may be capped in certain circumstances. We have received an indemnification from Conduent to

Xerox 2016 Annual Report 107

make payments to us in the event we are required to make a payment or incur a liability in connection with these performance guarantees. We expect Conduent to fully and completely perform their obligations under these contracts. In addition, we believe there is a sufficient pool of alternate providers for the services performed as part of these contracts and therefore we believe replacement providers could be identified to complete the contracted services in the event Conduent was unable to perform. Based on these considerations, we have assessed the potential loss under these guarantees and determined that no liability was required to be recorded in our financial statements associated with these guarantees. We are not required to, and will not, offer or agree to provide any performance guarantees with respect to any contract that Conduent enters into after the Separation, including renewals and extensions of existing contracts except for extensions at the sole option of the customer.
Other Contingencies
We have issued or provided approximately $375 of guarantees as of December 31, 2016 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we defaulted in performing our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Note 19 - Preferred Stock
Series B Convertible Perpetual Preferred Stock

At Separation, 300,000 shares of Xerox Series A Convertible Perpetual Preferred Stock with a carrying value of $356, which represented all of the issued and outstanding shares of Xerox Series A Convertible Perpetual Preferred Stock, were exchanged for 180,000 newly issued shares of Xerox Series B Convertible Perpetual Preferred Stock and 120,000 newly issued shares of Conduent Series A Convertible Perpetual Preferred Stock. The $356 carrying value included a $7 fair value adjustment for the modification of the awards upon the exchange.

The 120,000 shares of Conduent Series A Convertible Perpetual Preferred Stock has an aggregate liquidation value of $120 and were included in the distribution of Conduent's net assets at a carrying value of $142. The carrying value of $142 is based on the proportional share of the carrying value of Xerox Series A Convertible Perpetual Preferred Stock being exchanged for Conduent's Series A Convertible Perpetual Preferred Stock.

The 180,000 shares of Xerox Series B Convertible Perpetual Preferred Stock has an aggregate liquidation value of $180 and a carrying value of $214, which likewise is the proportional share of the carrying value of Xerox Series A Convertible Perpetual Preferred Stock that was exchanged for Xerox Series B Convertible Perpetual Preferred Stock. The Xerox Series B Convertible Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 149.8127 shares of common stock for a total of 26,966 thousand shares (reflecting an initial conversion price of approximately $6.675 per share of common stock), subject to customary anti-dilution adjustments.
If the closing price of our common stock exceeds $9.75 or 146.1% of the initial conversion price of $6.675 per share of common stock for 20 out of 30 trading days, we have the right to cause any or all of the Xerox Series B Convertible Perpetual Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. The convertible Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Xerox 2016 Annual Report 108

Note 20 – Shareholders’ Equity
Preferred Stock
As of December 31, 2016, we had one class of preferred stock outstanding. See Note 19 - Preferred Stock for further information. We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share.
Common Stock
We have 1.75 billion authorized shares of common stock, $1.00 par value per share. At December 31, 2016, 101 million shares were reserved for issuance under our incentive compensation plans, 48 million shares were reserved for debt to equity exchanges and 27 million shares were reserved for conversion of the Series B convertible perpetual preferred stock.
Treasury Stock
We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholder's equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to our share repurchase programs from their inception in October 2005 through December 31, 2016 (shares in thousands). No shares were repurchased during 2016:

Authorized share repurchase programs	$8,000
Share repurchase cost	$7,755
Share repurchase fees	$12
Number of shares repurchased	695,230
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, approximately $245 of that authority remained available as of December 31, 2016.

The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2013	1,210,321	22,001
Stock based compensation plans, net	13,965	—
Acquisition of Treasury stock	—	86,536
Cancellation of Treasury stock	(100,928)	(100,928)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2014	1,124,354	7,609
Stock based compensation plans, net	11,292	—
Acquisition of Treasury stock	—	115,201
Cancellation of Treasury stock	(122,810)	(122,810)
Balance at December 31, 2015	1,012,836	—
Stock based compensation plans, net	1,539	—
Balance at December 31, 2016	1,014,375	—
Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and non-qualified stock options. We grant stock-based awards in order to continue to attract and retain employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2016 and 2015, 41 million and 43 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense, pre-tax	$50	$27	$63
Income tax benefit recognized in earnings	19	10	24

Xerox 2016 Annual Report 109

Restricted Stock Units: Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Shares: We grant officers, and selected executives and middle managers, PSs that vest contingent upon meeting pre-determined cumulative goals for Revenue, Earnings per Share (EPS) and Cash Flow from Operations, typically over a three-year performance period. If the cumulative three-year actual results exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock: a maximum overachievement of 50% of the original grant for officers and selected executives and a maximum of 25% of the original grant for all other participants. All PSs entitle the holder to one share of common stock, payable after a three-year service period and the attainment of the stated goals.
In 2015, the maximum overachievement that could be earned was changed to 100% (from 50%) for officers and selected executives. All other terms of the awards remain unchanged.
Because of the difficulty in setting three-year performance goals that would appropriately take into account the Separation, PSs granted in 2016 vest contingent upon achieving one-year performance goals.
The fair value of PSs is based upon the market price of our stock on the date of the grant. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Employee Stock Options: With the exception of the conversion of options in connection with our acquisition of Affiliated Computer Systems (ACS) in 2010, we have not issued any new stock options associated with our employee long-term incentive plan since 2004. Accordingly, all of our outstanding options at December 31, 2016 were transferred to Conduent employees as part of the Separation. After the Separation, there are no longer any Xerox options outstanding.
Separation-Related Adjustments: Pursuant to the Employee Matters Agreement entered into in connection with the Separation, we made certain adjustments to the number of our share-based compensation awards, using the closing price of our common stock on the final day of trading prior to the effective date of the Separation and the volume weighted-average prices for the first trading day of Xerox or Conduent common stock, as applicable, immediately following the Separation. These adjustments were done with the intention of preserving the intrinsic value the awards had immediately prior to the Separation. All equity awards have been converted to equity awards of the post-Separation employer, as adjusted to reflect the Separation. These adjustments are reflected in the tables below. All awards continue to vest over the original vesting period. The difference between the fair value of the awards based on the volume weighted-average prices for the first trading day immediately following the Separation and the opening price on that day was not material.
The Separation-related adjustments did not have a material impact on the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

Xerox 2016 Annual Report 110

Summary of Stock-based Compensation Activity

	2016		2015		2014
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value (1)	Shares	Weighted Average Grant Date Fair Value (1)	Shares	Weighted Average Grant Date Fair Value (1)
Restricted Stock Units
Outstanding at January 1	2,390	$11.05	12,197	$9.50	19,079	$9.62
Granted	7,174	9.57	798	11.08	926	12.30
Vested	(314)	9.62	(10,191)	7.86	(6,934)	10.33
Cancelled	(548)	10.12	(414)	9.27	(874)	8.55
Separation of Conduent	(3,144)	10.07	—	—	—	—
Shares granted in equity conversion	1,674	7.52	—	—	—	—
Outstanding at December 31	7,232	7.52	2,390	11.05	12,197	9.50

Performance Shares
Outstanding at January 1	23,206	$11.67	20,721	$11.36	8,058	$9.15
Granted	5,284	9.35	9,470	10.68	16,967	12.28
Vested	(33)	11.33	(3,268)	7.90	(2,404)	10.68
Cancelled	(4,935)	11.84	(3,717)	10.74	(1,900)	11.07
Separation of Conduent	(7,894)	11.09	—	—	—	—
Shares granted in equity conversion	4,595	8.50	—	—	—	—
Outstanding at December 31	20,223	8.50	23,206	11.67	20,721	11.36

Stock Options
Outstanding at January 1	3,119	$6.87	6,115	$7.00	14,199	$6.95
Canceled/expired	(392)	6.99	(405)	7.43	(215)	6.95
Exercised	(1,225)	7.03	(2,591)	7.09	(7,869)	6.92
Separation of Conduent	(1,502)	6.70	—	—	—	—
Outstanding at December 31	—	—	3,119	6.87	6,115	7.00
Exercisable at December 31	—	—	3,119	6.87	6,115	7.00
_____________
(1) Exercise Price for Stock Options.

The following information disclosures at December 31, 2016 reflect outstanding post-Separation stock-based awards for Xerox only and therefore exclude amounts associated with stock-based awards transferred to Conduent.

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2016 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$30	2.2
Performance Shares	39	1.8
Total	$69
The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows:

Awards	December 31, 2016
Restricted Stock Units	$48
Performance Shares	135

Xerox 2016 Annual Report 111

The total intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2016			December 31, 2015			December 31, 2014
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$3	$—	$1	$109	$—	$33	$85	$—	$26
Performance Shares	—	—	—	35	—	12	30	—	10
Stock Options	3	9	1	14	19	5	42	55	15

Note 21 – Other Comprehensive Loss
As previously disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the historical statements of Other Comprehensive Loss have not been revised to reflect the effect of the Separation. Refer to Note 4 - Divestitures for additional information regarding the Separation. Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2016		2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(344)	$(346)	$(660)	$(660)	$(736)	$(734)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges gains (losses)	18	14	13	12	(20)	(10)
Changes in cash flow hedges reclassed to earnings(1)	(40)	(28)	28	13	36	26
Other losses	(1)	(1)	(3)	(2)	(1)	(1)
Net Unrealized (Losses) Gains	(23)	(15)	38	23	15	15

Defined Benefit Plans Losses
Net actuarial/prior service losses	(118)	(87)	(73)	(86)	(1,291)	(861)
Prior service amortization/curtailment(2)	(10)	(6)	(38)	(23)	(46)	(29)
Actuarial loss amortization/settlement(2)	160	109	186	126	121	83
Fuji Xerox changes in defined benefit plans, net(3)	(93)	(93)	21	21	40	40
Other gains(4)	202	203	116	115	106	105
Changes in Defined Benefit Plans Gains (Losses)	141	126	212	153	(1,070)	(662)

Other Comprehensive Loss	(226)	(235)	(410)	(484)	(1,791)	(1,381)
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	(3)	(1)	(1)	(1)	(1)
Other Comprehensive Loss Attributable to Xerox	$(223)	$(232)	$(409)	$(483)	$(1,790)	$(1,380)
_____________

(1)	Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
The AOCL balance at December 31, 2016, reflects the transfer of Conduent related AOCL balances at December 31, 2016 to Conduent - refer to Note 4 - Divestitures for additional information regarding the Separation. AOCL is comprised of the following:

	December 31,
	2016	2015	2014
Cumulative translation adjustments	$(2,274)	$(2,402)	$(1,743)
Other unrealized (losses) gains, net	(13)	1	(22)
Benefit plans net actuarial losses and prior service credits(1)	(2,061)	(2,241)	(2,394)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,348)	$(4,642)	$(4,159)
_____________

(1)	Includes our share of Fuji Xerox.

Xerox 2016 Annual Report 112

Note 22 – (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock (shares in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$616	$848	$1,029
Accrued dividends on preferred stock	(24)	(24)	(24)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$592	$824	$1,005
Net loss from discontinued operations attributable to Xerox	(1,093)	(374)	(16)
Adjusted Net (Loss) Income Available to Common Shareholders	$(501)	$450	$989
Weighted-average common shares outstanding	1,013,563	1,064,526	1,154,365
Basic (Loss) Earnings per Share:
Continuing operations	$0.58	$0.77	$0.87
Discontinued operations	(1.07)	(0.35)	(0.01)
Basic (Loss) Earnings per Share	$(0.49)	$0.42	$0.86

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$616	$848	$1,029
Accrued dividends on preferred stock	(24)	(24)	(24)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$592	$824	$1,005
Net loss from discontinued operations attributable to Xerox	(1,093)	(374)	(16)
Adjusted Net (Loss) Income Available to Common Shareholders	$(501)	$450	$989
Weighted-average common shares outstanding	1,013,563	1,064,526	1,154,365
Common shares issuable with respect to:
Stock options	694	1,294	2,976
Restricted stock and performance shares	9,722	10,404	14,256
Adjusted Weighted Average Common Shares Outstanding	1,023,979	1,076,224	1,171,597

Diluted (Loss) Earnings per Share:
Continuing operations	$0.58	$0.77	$0.86
Discontinued operations	(1.07)	(0.35)	(0.02)
Diluted (Loss) Earnings per Share	$(0.49)	$0.42	$0.84

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	808	1,825	3,139
Restricted stock and performance shares	21,721	17,607	17,987
Convertible preferred stock	26,966	26,966	26,966
Total Securities	49,495	46,398	48,092

Dividends per Common Share	$0.31	$0.28	$0.25

Xerox 2016 Annual Report 113

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Revenues	$2,615	$2,793	$2,629	$2,734	$10,771
Costs and Expenses	2,583	2,602	2,463	2,555	10,203
Income before Income Taxes and Equity Income	32	191	166	179	568
Income tax (benefit) expense	(2)	18	28	18	62
Equity in net income of unconsolidated affiliates	37	22	39	23	121
Income from Continuing Operations	71	195	177	184	627
(Loss) income from discontinued operations, net of tax	(35)	(38)	8	(1,028)	(1,093)
Net Income (Loss)	36	157	185	(844)	(466)
Less: Net income - noncontrolling interests	2	3	3	3	11
Net Income (Loss) Attributable to Xerox	$34	$154	$182	$(847)	$(477)

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.06	$0.18	$0.16	$0.17	0.58
Discontinued operations	(0.03)	(0.03)	0.01	(1.01)	(1.07)
Total Basic Earnings (Loss) per Share	$0.03	$0.15	$0.17	$(0.84)	$(0.49)

Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.06	$0.18	$0.16	$0.17	0.58
Discontinued operations	(0.03)	(0.03)	0.01	(1.00)	(1.07)
Total Diluted Earnings (Loss) per Share	$0.03	$0.15	$0.17	$(0.83)	$(0.49)

2015
Revenues	$2,807	$2,926	$2,786	$2,946	$11,465
Costs and Expenses	2,612	2,697	2,573	2,659	10,541
Income before Income Taxes and Equity Income	195	229	213	287	924
Income tax expense	40	48	47	58	193
Equity in net income of unconsolidated affiliates	34	29	40	32	135
Income from Continuing Operations	189	210	206	261	866
Income (loss) from discontinued operations, net of tax	41	(193)	(237)	15	(374)
Net Income	230	17	(31)	276	492
Less: Net income - noncontrolling interests	5	5	3	5	18
Net Income Attributable to Xerox	$225	$12	$(34)	$271	$474

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.16	$0.18	$0.19	$0.25	0.77
Discontinued operations	0.04	(0.17)	(0.23)	0.01	(0.35)
Total Basic Earnings (Loss) per Share:	$0.20	$0.01	$(0.04)	$0.26	$0.42

Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.16	$0.18	$0.19	$0.24	0.77
Discontinued operations	0.03	(0.17)	(0.23)	0.02	(0.35)
Total Diluted Earnings (Loss) per Share	$0.19	$0.01	$(0.04)	$0.26	$0.42
_____________

(1)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2016 Annual Report 114

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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

Xerox 2016 Annual Report 115

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2017 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 23, 2017. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2016.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2017 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2017 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Jeffrey Jacobson	57	Chief Executive Officer	2017	2012
Michael Feldman	50	Executive Vice President, President North America Operations	2017	2013
Darrell L. Ford	52	Executive Vice President, Chief Human Resources Officer	2015	2015
Sarah Hlavinka McConnell	52	Executive Vice President, General Counsel and Secretary	2017	2017
William F. Osbourn, Jr.	52	Executive Vice President, Chief Financial Officer	2017	2017
Herve Tessler	53	Executive Vice President, President International Operations	2017	2010
Kevin Warren	54	Executive Vice President, Chief Commercial Officer	2017	2010
Steve Hoover	56	Senior Vice President, Chief Technology Officer	2017	2017
Yehia Maaty	48	Senior Vice President, Chief Delivery Officer	2017	2014
Farooq Muzaffar	42	Senior Vice President, Chief Strategy and Marketing Officer	2017	2017
Joseph H. Mancini, Jr.	58	Vice President, Chief Accounting Officer	2013	2010

Of the officers named above, Mr. Hoover, Mr. Maaty, Mr. Mancini, Jr., Mr. Tessler and Mr. Warren have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
Mr. Jacobson joined Xerox in 2012 and served as the president of the company's Technology Business from 2014 to 2016. Previously, he was the president and CEO of Presstek, Inc. from 2007 to 2012, and chairman beginning in 2009. Prior to joining Presstek, he was a corporate vice president and the chief operating officer of the Graphic Communications Group at Eastman Kodak Company from 2005 to 2007 and was at Kodak Polychrome Graphics from 1998 to 2005, including serving as CEO from 2000 to 2005.
Mr. Feldman joined Xerox in 2013 and served as the president of Large Enterprise Operations for the Xerox Technology Business for the past 3 years. This followed 24 years at Hewlett-Packard where he served as HP’s vice president and general manager of the Managed Enterprise Solutions Business Unit in the Imaging and Printing Group’s Americas Organization.

Xerox 2016 Annual Report 116

Mr. Ford joined Xerox in 2015. Previously he served as senior vice president and chief human resources officer at Advanced Micro Devices (AMD) since 2012. Prior to joining AMD, he held senior HR leadership roles at Shell Oil, Honeywell International and AT&T.
Ms. McConnell joined Xerox in 2017. Prior to joining Xerox, she was executive vice president, general counsel and corporate secretary for ABM Industries Incorporated, a leading facility services provider with domestic and international operations, from 2007 to 2017. Prior to joining ABM, she served as vice president, assistant general counsel and secretary for Fisher Scientific International.
Mr. Osbourn joined Xerox in 2016 following 13 years at Time Warner Cable (TWC). After serving in a variety of roles, including controller and chief accounting officer for eight years, he was co-chief financial officer of TWC. Prior, he spent two years as executive director for External Financial Reporting and Accounting Policy at Time Warner Inc. Before Time Warner, he spent 14 years at PricewaterhouseCoopers LLP in roles of increasing responsibility and was admitted to partnership in 2000.
Mr. Muzaffar joined Xerox in 2017 after 12 years in executive positions at Verizon, including chief technology officer for Verizon Enterprise Solutions. Prior to his Verizon work, he was an investment banker in technology, media and telecom at Goldman Sachs, leading mergers and acquisitions in the software sector.

ITEM 11. EXECUTIVE COMPENSATION
The information included under the following captions under “Proposal 1-Election of Directors” in our 2017 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2016”, “Outstanding Equity Awards at 2016 Fiscal Year-End”, “Option Exercises and Stock Vested in 2016”, “Pension Benefits for the 2016 Fiscal Year”, “Nonqualified Deferred Compensation for the 2016 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2017 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2017 definitive Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2017 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2017 definitive Proxy Statement.
ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2017 definitive Proxy Statement.

Xerox 2016 Annual Report 117

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Balance Sheets as of December 31, 2016 and 2015;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2016;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2016; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2017 Proxy Statement or to our directors are preceded by an asterisk (*).

ITEM 16. FORM 10-K SUMMARY
None

Xerox 2016 Annual Report 118

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ JEFFREY JACOBSON
Jeffrey Jacobson Chief Executive Officer February 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 27, 2017

Signature	Title
Principal Executive Officer:
/S/ JEFFREY JACOBSON	Chief Executive Officer and Director
Jeffrey Jacobson
Principal Financial Officer:
/S/ WILLIAM F. OSBOURN JR.	Vice President and Chief Financial Officer
William F. Osbourn Jr.
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.
Directors:
/S/ URSULA M. BURNS	Chairman of the Board and Director
Ursula M. Burns
/S/ GREGORY Q. BROWN	Director
Gregory Q. Brown
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ RICHARD J. HARRINGTON	Director
Richard J. Harrington
/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter
/S/ ROBERT J. KEEGAN	Director
Robert J. Keegan
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ CHARLES PRINCE	Director
Charles Prince
/S/ ANN N. REESE	Director
Ann N. Reese
/S/ STEPHEN H. RUSCKOWSKI	Director
Stephen Rusckowski
/S/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker

Xerox 2016 Annual Report 119

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2016

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2016 Allowance for Losses:
Accounts Receivable	$74	$13	$2	$(25)	$64
Finance Receivables	118	24	4	(36)	110
	$192	$37	$6	$(61)	$174

2015 Allowance for Losses:
Accounts Receivable	$82	$21	$5	$(34)	$74
Finance Receivables	131	28	—	(41)	118
	$213	$49	$5	$(75)	$192

2014 Allowance for Losses:
Accounts Receivable	$106	$16	$(2)	$(38)	$82
Finance Receivables	154	33	3	(59)	131
	$260	$49	$1	$(97)	$213
_____________

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

Xerox 2016 Annual Report 120

INDEX OF EXHIBITS
Document and Location

2	Separation and Distribution Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by Certificate of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016.

3(b)	By-Laws of Registrant as amended through August 15, 2016.
Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. See SEC File Number 001-04471.
4(a)(1)
Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 25, 2003. See SEC File Number 001-04471.
4(a)(2)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.
Incorporated by reference to Exhibit 4(b)(6) to Registrant's Current Report on Form 8-K dated March 20, 2006. See SEC File Number 001-04471.
4(a)(3)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.
Incorporated by reference to Exhibit 4(b)(7) to Registrant's Current Report on Form 8-K dated August 18, 2006. See SEC File Number 001-04471.
4(a)(4)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.
Incorporated by reference to Exhibit 4(b)(2) to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(b)
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
4(c)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(d)
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
*10(a)(3)	Registrant’s Executive Salary Continuance Program effective March 1, 2017.
*10(b)(1)	Registrant’s 2016 Separation Incentive Program.

Xerox 2016 Annual Report 121

Incorporated by reference to paragraph (A)(1) in Registrant's Current Report on Form 8-K dated March 25, 2016. See SEC File Number 001-04471.
*10(b)(2)	Form of Short-Term Cash Separation Award Agreement under 2016 Separation Incentive Program.
Incorporated by reference to Exhibit 10(b)(2) to Registrant's Quarterly Report on Form 10-Q for the quarter ended dated March 31, 2016. See SEC File Number 001-04471.
*10(b)(3)	Form of Long-Term Cash Separation Award Agreement under 2016 Separation Incentive Program.
Incorporated by reference to Exhibit 10(b)(3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. See SEC File Number 001-04471.
*10(c)	Letter Agreement dated May 20, 2016 between Registrant and Ursula M. Burns.
Incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
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
*10(e)(2)	Amendment No. 1 dated as of December 11, 2013 to 2012 PIP.
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(3)	Annual Performance Incentive Plan for 2014.
Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(4)	Performance Elements for 2014 Executive Long-Term Incentive Plan.
Incorporated by reference to Exhibit 10(e)(25) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(5)	Form of Award Agreement under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(6)	Form of Award Summary under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(27) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(7)	Form of Award Agreement under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(28) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(8)	Form of Award Summary under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(9)	Annual Performance Incentive Plan for 2015 (“2015 APIP”)

Xerox 2016 Annual Report 122

Incorporated by reference to Exhibit 10(e)(15) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
*10(e)(10)	Performance Elements for 2015 Executive Long-Term Incentive Program ("2015 ELTIP")
Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(11)	Form of Award Agreement under 2015 ELTIP (Performance Shares)
Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(12)	Form of Award Agreement under 2015 ELTIP (Retention Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(13)	Annual Performance Incentive Plan for 2016 (“2016 APIP”).
*10(e)(14)	Performance Elements for 2016 Executive Long-Term Incentive Program
Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(15)	Form of Award Agreement under 2016 ELTIP (Performance Shares)
Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(16)	Form of Award Agreement under 2016 ELTIP (Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(17)	Form of Award Agreement under 2016 ELTIP (Retention Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(18)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(24) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(19)	Amendment No. 2 dated as of February 24, 2016 to 2012 APIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(20)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units - CEO).
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(21)	Registrant’s 2004 Performance Incentive Plan, as amended and restated effective as of May 20, 2016.
Incorporated by reference to Exhibit 10(e)(27) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(22)	Amendment to Certain Restricted Stock Unit award agreements under Registrant’s 2004 Performance Incentive Plan, as amended to date.
Incorporated by reference to Exhibit 10(e)(28) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(23)	2016 CEO Executive Long-Term Incentive Program Award Agreement (Performance Shares and Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(24)	2017 CEO Executive Long-Term Incentive Program Award Agreement (Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(30) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(25)	Annual Performance Incentive Plan ("APIP") for 2017.
*10(e)(26)	[RESERVED]
*10(e)(27)	Form of Omnibus Award Agreement under ELTIP (1-year graded Restricted Stock Units).

Xerox 2016 Annual Report 123

*10(e)(28)	Form of Omnibus Award Agreement under ELTIP (2-year graded Restricted Stock Units).
*10(e)(29)	Form of Omnibus Award Agreement under ELTIP (3-year graded Restricted Stock Units).
*10(e)(30)	Form of Omnibus Award Agreement under ELTIP (Restricted Stock Units).
*10(e)(31)	Form of Omnibus Award Agreement under ELTIP (Retention Restricted Stock Units).
*10(e)(32)	Form of Omnibus Award Agreement under ELTIP (Performance Shares).
*10(e)(33)	Form of Omnibus Award Agreement under ELTIP (Performance Shares and Restricted Stock Units).
*10(f)(1)	Letter Agreement dated March 19, 2014 between Registrant and Robert K. Zapfel, Executive Vice President and President, Services of Registrant (“Zapfel Letter Agreement”).
Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File Number 001-04471.
*10(f)(2)	Modification dated March 25, 2016 to Zapfel Letter Agreement.
Incorporated by reference to paragraph (A)(2) in Registrant's Current Report on Form 8-K dated March 25, 2016. See SEC File Number 001-04471.
*10(g)(1)	2004 Restatement of Registrant's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).
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
*10(g)(5)	Amendment No. 3 dated December 7, 2011 to Registrant's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(5) to Registrant's Current Report on Form 8-K dated December 7, 2011. See SEC File Number 001-04471.
*10(g)(6)	Modification to vesting under Registrant’s 2007 USERP.
Incorporated by reference to paragraph (B) in Registrant's Current Report on Form 8-K dated March 25, 2016. See SEC File Number 001-04471.
*10(h)	1996 Amendment and Restatement of Registrant's Restricted Stock Plan for Directors, as amended through February 4, 2002.
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

Xerox 2016 Annual Report 124

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
10(o)	Exchange Agreement dated October 27, 2016 by and among Darwin Deason, Conduent Incorporated and Registrant.
Incorporated by reference to Exhibit 10(u) to Registrant's Current Report on Form 8-K dated October 27, 2016. See SEC File Number 001-04471.
*10(p)	Form of Severance Agreement entered into with various executive officers, effective October 2010.
Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(q)	Letter Agreement dated November 21, 2016 between Registrant and William F. Osbourn, Jr.
Incorporated by reference to Exhibit 10(v) to Registrant's Current Report on Form 8-K dated December 2, 2016. See SEC File Number 001-04471.
*10(r)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
10(s)
Agreement dated January 28, 2016 between the Icahn Group and Registrant re: separation of Registrant’s Business Process Outsourcing business and voting at Registrant’s 2016 annual meeting of shareholders.

Incorporated by reference to Exhibit 10(s) to Registrant’s Current Report on Form 8-K dated January 28, 2016. See SEC File Number 001-04471.
10(t)	Agreement dated June 27, 2016 between the Icahn Group and Registrant re: voting provisions and election of a director to Registrant’s Board.
Incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 27, 2016. See SEC File Number 001-04471.
10(u)	Transition Services Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(v)	Tax Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(w)	Employee Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(x)	Intellectual Property Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(y)	Trademark License Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.

Xerox 2016 Annual Report 125

Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2016 Annual Report 126