Form 10-Q
period 2017-03-31
XEROX CORP
filed 2017-05-03
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-04471

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)

New York	16-0468020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P.O. Box 4505, 201 Merritt 7 Norwalk, Connecticut	06851-1056
(Address of principal executive offices)	(Zip Code)
(203) 968-3000
(Registrant’s telephone number, including area code)

45 Glover Avenue, Norwalk, CT 06856-4505
(Former Address of principal executive offices)
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2017
Common Stock, $1 par value	1,016,584,429 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and markets and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the risk that we do not realize all of the expected strategic and financial benefits from the separation and spin-off of our Business Process Outsourcing (BPO) business; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Fuji Xerox Co., Ltd. (“Fuji Xerox”) is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a 25% equity interest and Fujifilm holds the remaining equity interest. On April 20, 2017, Fujifilm publicly announced it formed an independent investigation committee to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain sales leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. In first quarter 2017, we recognized a charge of approximately $30 million, which represents our share of the current Fujifilm total adjustments from this review, as publicly disclosed by Fujifilm. Fujifilm has publicly stated that it expects the investigation will be completed in May 2017, and that it intends to disclose the results shortly thereafter. Given our status as a minority investor, we have limited contractual and other rights to information and rely on Fuji Xerox and Fujifilm to provide information to us and are not involved in the investigation, including its scope and timing of completion. Although we have no reason not to rely on Fujifilm’s current adjustment and we are not aware of any additional amounts related to this matter that would have a material effect on our financial statements including the related Xerox disclosures, this investigation is ongoing and our future results may include additional adjustments that are materially different from the amount of the charge that we have already recognized in connection with this matter and the period(s) to which the charge relates, and we can provide no assurances relative to the outcome of any governmental investigations or any consequences thereof. In addition, the summarized financial data we have reported for Fuji Xerox may change based on the results of the investigation.

Xerox 2017 Form 10-Q

XEROX CORPORATION
FORM 10-Q
March 31, 2017

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2017 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2017	2016
Revenues
Sales	$936	$1,003
Services, maintenance and rentals	1,442	1,529
Financing	76	83
Total Revenues	2,454	2,615
Costs and Expenses
Cost of sales	567	614
Cost of services, maintenance and rentals	900	950
Cost of financing	33	33
Research, development and engineering expenses	118	126
Selling, administrative and general expenses	664	701
Restructuring and related costs	120	100
Amortization of intangible assets	14	14
Other expenses, net	54	45
Total Costs and Expenses	2,470	2,583
(Loss) Income before Income Taxes and Equity Income	(16)	32
Income tax benefit	(24)	(2)
Equity in net income of unconsolidated affiliates	16	37
Income from Continuing Operations	24	71
Loss from discontinued operations, net of tax	(6)	(35)
Net Income	18	36
Less: Net income attributable to noncontrolling interests	2	2
Net Income Attributable to Xerox	$16	$34

Amounts Attributable to Xerox:
Net income from continuing operations	$22	$69
Net loss from discontinued operations	(6)	(35)
Net Income Attributable to Xerox	$16	$34

Basic Earnings (Loss) per Share:
Continuing operations	$0.02	$0.06
Discontinued operations	(0.01)	(0.03)
Total Basic Earnings per Share	$0.01	$0.03
Diluted Earnings (Loss) per Share:
Continuing operations	$0.02	$0.06
Discontinued operations	(0.01)	(0.03)
Total Diluted Earnings per Share	$0.01	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$18	$36
Less: Net income attributable to noncontrolling interests	2	2
Net Income Attributable to Xerox	16	34

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	136	191
Unrealized gains, net	8	9
Changes in defined benefit plans, net	26	(112)
Other Comprehensive Income, Net	170	88
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—
Other Comprehensive Income, Net Attributable to Xerox	169	88

Comprehensive Income, Net	188	124
Less: Comprehensive income, net attributable to noncontrolling interests	3	2
Comprehensive Income, Net Attributable to Xerox	$185	$122
__________________________

(1) Refer to Note 14 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,045	$2,223
Accounts receivable, net	985	961
Billed portion of finance receivables, net	100	90
Finance receivables, net	1,261	1,256
Inventories	898	841
Assets of discontinued operations	—	1,002
Other current assets	426	619
Total current assets	4,715	6,992
Finance receivables due after one year, net	2,345	2,398
Equipment on operating leases, net	472	475
Land, buildings and equipment, net	641	660
Investments in affiliates, at equity	1,477	1,388
Intangible assets, net	280	290
Goodwill	3,808	3,787
Deferred tax assets, long-term	1,489	1,472
Other long-term assets	689	683
Total Assets	$15,916	$18,145
Liabilities and Equity
Short-term debt and current portion of long-term debt	$13	$1,011
Accounts payable	1,148	1,126
Accrued compensation and benefits costs	409	420
Unearned income	176	187
Liabilities of discontinued operations	—	1,002
Other current liabilities	878	908
Total current liabilities	2,624	4,654
Long-term debt	4,988	5,305
Pension and other benefit liabilities	2,239	2,240
Post-retirement medical benefits	694	698
Other long-term liabilities	191	193
Total Liabilities	10,736	13,090

Commitments and Contingencies (See Note 16)
Convertible Preferred Stock	214	214

Common stock	1,017	1,014
Additional paid-in capital	3,101	3,098
Retained earnings	4,987	5,039
Accumulated other comprehensive loss	(4,179)	(4,348)
Xerox shareholders’ equity	4,926	4,803
Noncontrolling interests	40	38
Total Equity	4,966	4,841
Total Liabilities and Equity	$15,916	$18,145

Shares of common stock issued and outstanding	1,016,584	1,014,375

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$18	$36
Loss from discontinued operations, net of tax	6	35
Income from continuing operations	24	71
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	133	142
Provision for receivables	13	13
Provision for inventory	5	9
Net gain on sales of businesses and assets	—	(20)
Undistributed equity in net income of unconsolidated affiliates	(16)	(37)
Stock-based compensation	13	10
Restructuring and asset impairment charges	110	98
Payments for restructurings	(60)	(21)
Defined benefit pension cost	62	43
Contributions to defined benefit pension plans	(23)	(34)
Increase in accounts receivable and billed portion of finance receivables	(77)	(49)
Collections of deferred proceeds from sales of receivables	48	59
Increase in inventories	(58)	(99)
Increase in equipment on operating leases	(52)	(62)
Decrease in finance receivables	65	64
Collections on beneficial interest from sales of finance receivables	6	8
Increase in other current and long-term assets	(57)	(37)
Increase (decrease) in accounts payable and accrued compensation	21	(76)
Increase (decrease) in other current and long-term liabilities	3	(64)
Net change in income tax assets and liabilities	(41)	(32)
Net change in derivative assets and liabilities	55	17
Other operating, net	16	84
Net cash provided by operating activities of continuing operations	190	87
Net cash used in operating activities of discontinued operations	(80)	(112)
Net cash provided by (used in) operating activities	110	(25)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(17)	(19)
Proceeds from sales of land, buildings and equipment	1	19
Cost of additions to internal use software	(9)	(13)
Acquisitions, net of cash acquired	(11)	(18)
Other investing, net	1	1
Net cash used in investing activities of continuing operations	(35)	(30)
Net cash used in investing activities of discontinued operations	—	(95)
Net cash used in investing activities	(35)	(125)
Cash Flows from Financing Activities:
Net proceeds on short-term debt	1	749
Proceeds from issuance of long-term debt	3	4
Payments on long-term debt	(1,328)	(708)
Common stock dividends	(81)	(71)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	—	1
Repurchases related to stock-based compensation	(7)	—
Distributions to noncontrolling interests	(1)	(11)
Proceeds from Conduent	161	—
Net cash used in financing activities	(1,258)	(42)
Effect of exchange rate changes on cash and cash equivalents	5	12
Increase in cash of discontinued operations	—	(2)
Decrease in cash and cash equivalents	(1,178)	(182)
Cash and cash equivalents at beginning of period	2,223	1,228
Cash and Cash Equivalents at End of Period	$1,045	$1,046
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2016 Annual Report on Form 10-K (2016 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2016 Annual Report.
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
Overview
On December 31, 2016, Xerox Corporation completed the Separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated (Conduent), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). The Separation and Distribution were structured to be tax-free for Xerox Corporation stockholders for federal income tax purposes. Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. After the Separation, Xerox retained the DT/DO businesses and Xerox does not beneficially own any shares of Conduent common stock.
As a result of the Separation and Distribution, the financial position and results of operations of the BPO business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The accompanying Notes to the Condensed Consolidated Financial Statements have all been revised to reflect the effect of the Separation and Distribution and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation and Distribution as a final adjustment to the balances at December 31, 2016. Refer to Note 3 - Divestitures for additional information regarding discontinued operations.
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
Segment Discussion
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017 we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other including product development, supply chain and back-office support services. In

Xerox 2017 Form 10-Q

addition, all significant operating decisions are largely based upon an analysis of Xerox at the consolidated level, including assessments related to the Company’s incentive compensation plan, as well as operating decisions at the Board level.

Note 2 – Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). In April 2016, the FASB issued ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018 and expect to use the permitted modified retrospective method. Under current revenue recognition guidance, a significant majority of our revenue is recorded when we invoice customers, as that is normally the point at which all the revenue recognition criteria are met. Under ASU 2014-09, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Additionally, based on the nature of our contracts we expect to continue to recognize revenue upon invoicing the customer for the large majority of our revenue when we adopt ASU 2014-09. Accordingly, the adoption of this standard is not expected to have a material impact for the large majority of our revenues. Additionally, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these sales are not expected to be impacted by the adoption of ASU 2014-09. We are continuing to evaluate certain contracts, which are more complex or where revenue recognition criteria are not currently met when invoicing occurs, to determine their treatment under ASU 2014-09. Although at this time we don’t expect a material change in our revenue recognition, in 2017 we expect to continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. Additionally, we are also assessing the impacts of the disclosures and cost deferral guidance required by ASU 2014-09. ASU 2014-09 requires additional disclosures. Our deferral of costs are minimal under our current practice and therefore the new guidance is expected to require more cost deferrals upon adoption. We are currently assessing the types and amounts of costs that may be eligible for deferral under the new standard.
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

Xerox 2017 Form 10-Q

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We held $149 and $179 of restricted cash, currently reported in other current or long-term assets at March 31, 2017 and December 31, 2016, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. We adopted ASU 2016-09 effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 is not expected to have a material impact on our financial condition, results of operations or cash flows. However, the impacts may vary and may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards. For the three months ended March 31, 2017, we recognized $2 of additional tax expense related to the application of this update.
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

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. This update is effective for us beginning January 1, 2018. Although early adoption is permitted, we do not expect to early adopt. The amendment will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.
Other Updates
In 2017, 2016 and 2015, the FASB also issued the following Accounting Standards Updates which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

Xerox 2017 Form 10-Q

•	Business Combinations: ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is effective for our fiscal year beginning January 1, 2020.

•
Equity Method Accounting: ASU 2016-07, Equity Method and Joint Venture Accounting (Topic 353), Simplifying the Transition to the Equity Method of Accounting. This update was effective for our fiscal year beginning January 1, 2017.

•	Intangibles - Goodwill and Other: ASU 2017-04, Simplifying the Goodwill Impairment Test. This update is effective for our fiscal year beginning January 1, 2020, with early adoption permitted.

•
Financial Instruments - Classification and Measurement: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update is effective for our fiscal year beginning January 1, 2018.

•	Inventory: ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which was effective for our fiscal year beginning January 1, 2017.

Note 3 – Divestitures
Business Process Outsourcing (BPO)
As previously disclosed, on December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
Separation costs were $8 for the three months ended March 31, 2017 and 2016 and are included in Loss from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income. Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the Separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent they were not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the Separation.
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$—	$1,671

Cost of services	—	1,409
Other expenses(1)	8	311
Total costs and expenses	8	1,720

Net loss before income taxes	(8)	(49)
Income tax benefit	2	14
Loss from discontinued operations, net of tax	$(6)	$(35)
_____________
(1) In addition to the $8 of Separation related costs, 2016 includes $1 of interest on the $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation and therefore was also reported in the Loss from discontinued operations.
Refer to Note 9 - Debt for additional information regarding the Separation Debt Activity.
In January 2017, as provided for in the Separation Agreement, we received a distribution from Conduent of $161 representing the final adjustment required to set Conduent's cash balance at $225 as of the Separation. This amount was recorded as a receivable from Conduent included in Other Current Assets at December 31, 2016. The cash receipt was reported in Cash Flows from Financing Activities in the Condensed Consolidated Statement of Cash Flows as it represented an adjustment to our Distribution of Conduent.

Xerox 2017 Form 10-Q

Note 4 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2017	December 31, 2016
Invoiced	$661	$651
Accrued	380	374
Allowance for doubtful accounts	(56)	(64)
Accounts Receivable, Net	$985	$961

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Consolidated Balance Sheets and were $53 and $48 at March 31, 2017 and December 31, 2016, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $473 and $531 remained uncollected as of March 31, 2017 and December 31, 2016, respectively.
Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2017	2016
Accounts receivable sales	$511	$592
Deferred proceeds	52	71
Loss on sales of accounts receivable	3	4
Estimated (decrease) increase to operating cash flows(1)	(65)	26
__________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency.

Xerox 2017 Form 10-Q

Note 5 - Finance Receivables, Net
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(3)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Finance receivables as of March 31, 2017 collectively evaluated for impairment (4)	$2,108	$382	$1,276	$51	$3,817

Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Finance receivables as of March 31, 2016 collectively evaluated for impairment(4)	$2,157	$387	$1,491	$63	$4,098
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $111 and $126 at March 31, 2017 and 2016, respectively.
We evaluate our customers based on the following credit quality indicators:

•
Investment grade: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poor's (S&P) rating of BBB- or better. Loss rates in this category are normally less than 1%.

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

Xerox 2017 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2017				December 31, 2016
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$173	$347	$95	$615	$181	$342	$95	$618
Government and education	520	63	7	590	543	57	8	608
Graphic arts	132	118	97	347	138	102	107	347
Industrial	81	77	24	182	82	78	24	184
Healthcare	81	49	17	147	79	47	17	143
Other	73	101	53	227	82	103	53	238
Total United States	1,060	755	293	2,108	1,105	729	304	2,138
Finance and other services	54	45	18	117	54	43	15	112
Government and education	50	5	3	58	52	6	2	60
Graphic arts	37	35	25	97	39	37	24	100
Industrial	21	13	8	42	21	13	6	40
Other	33	26	9	68	33	25	8	66
Total Canada	195	124	63	382	199	124	55	378
France	180	221	49	450	181	222	51	454
U.K./Ireland(4)	92	149	11	252	95	148	10	253
Central(1)	179	142	18	339	182	148	19	349
Southern(2)	35	138	13	186	36	131	14	181
Nordics(3)	26	22	1	49	26	22	1	49
Total Europe	512	672	92	1,276	520	671	95	1,286
Other	34	15	2	51	35	15	2	52
Total	$1,801	$1,566	$450	$3,817	$1,859	$1,539	$456	$3,854
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)	The December 31, 2016 amounts have been revised to conform to 2017 presentation.

Xerox 2017 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$2	$2	$19	$596	$615	$12
Government and education	16	1	3	20	570	590	25
Graphic arts	13	1	—	14	333	347	4
Industrial	5	1	1	7	175	182	6
Healthcare	4	1	1	6	141	147	6
Other	11	2	2	15	212	227	4
Total United States	64	8	9	81	2,027	2,108	57
Canada	3	—	—	3	379	382	10
France	3	—	—	3	447	450	21
U.K./Ireland	2	—	—	2	250	252	—
Central(1)	3	1	—	4	335	339	6
Southern(2)	4	1	2	7	179	186	6
Nordics(3)	1	—	—	1	48	49	—
Total Europe	13	2	2	17	1,259	1,276	33
Other	2	—	—	2	49	51	—
Total	$82	$10	$11	$103	$3,714	$3,817	$100

	December 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$13	$3	$1	$17	$601	$618	$11
Government and education	10	4	3	17	591	608	25
Graphic arts	13	1	—	14	333	347	5
Industrial	4	1	1	6	178	184	5
Healthcare	3	1	1	5	138	143	5
Other	9	2	1	12	226	238	5
Total United States	52	12	7	71	2,067	2,138	56
Canada	3	—	—	3	375	378	8
France	3	—	—	3	451	454	20
U.K./Ireland	2	1	—	3	250	253	1
Central(1)	2	1	—	3	346	349	5
Southern(2)	5	1	1	7	174	181	6
Nordics(3)	1	—	—	1	48	49	1
Total Europe	13	3	1	17	1,269	1,286	33
Other	3	—	—	3	49	52	—
Total	$71	$15	$8	$94	$3,760	$3,854	$97
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2017 Form 10-Q

Note 6 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2017	December 31, 2016
Finished goods	$740	$713
Work-in-process	61	47
Raw materials	97	81
Total Inventories	$898	$841

Note 7 – Investment in Affiliates, at Equity
Our Equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2017	2016
Fuji Xerox	$13	$33
Other investments	3	4
Total Equity in Net Income of Unconsolidated Affiliates	$16	$37
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
In the first quarter 2017, our Fuji Xerox equity earnings included an out-of-period adjustment of receivables. The receivables adjustment was the result of a review of accounting practices at Fuji Xerox’s New Zealand subsidiary (FXNZ) related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. Fuji Xerox’s parent, Fujifilm Holdings Corporation, is in the process of completing its investigation. Our equity earnings in the first quarter include a charge of approximately $30, which represents our share of the current Fujifilm adjustments from this review. The impact of this adjustment was not considered to be material to any of our individual prior quarters or years and is not considered to be material to Xerox's anticipated full year 2017 results. While the investigation is ongoing, we are not currently aware of any additional adjustments related to this matter that would have a material effect on our financial statements.
Summarized financial data of Fuji Xerox, which includes a portion of the current Fujifilm receivables adjustment, was as follows:

	Three Months Ended March 31(2),
	2017	2016
Summary of Operations:
Revenues	$2,533	$2,678
Costs and expenses	2,316	2,464
Income before income taxes	217	214
Income tax expense	65	65
Net Income	152	149
Less: Net income – noncontrolling interests	2	2
Net Income – Fuji Xerox	$150	$147
Weighted Average Exchange Rate(1)	113.56	115.08
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

(2)
Until the investigation by Fujifilm is completed, the periods in which the current receivables adjustment may be recorded by FXNZ are subject to change, including the final amount of any adjustments for each of the three months ended March 31 in this table. In the first quarter 2017, one of the primary differences between the equity income we recorded for Fuji Xerox and our implied 25% share of Fuji Xerox’s first quarter 2017 net income in the summarized financial data is an additional amount recorded for the FXNZ adjustment.

Xerox 2017 Form 10-Q

Note 8 – Restructuring Programs
During the three months ended March 31, 2017, we recorded net restructuring and asset impairment charges of $110, which included approximately $110 of severance costs related to headcount reductions of approximately 1,000 employees worldwide and $2 of lease cancellation costs. These costs were offset by $2 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
We also recorded $10 of costs during the three months ended March 31, 2017, primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Information related to restructuring program activity during the three months ended March 31, 2017 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2016	$104	$23	$—	$127
Provision	110	2	—	112
Reversals	(2)	—	—	(2)
Net Current Period Charges(1)	108	2	—	110
Charges against reserve and currency	(58)	(1)	—	(59)
Balance at March 31, 2017	$154	$24	$—	$178
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
Charges against reserve and currency	$(59)	$(19)
Asset impairments	—	—
Effects of foreign currency and other non-cash items	(1)	(2)
Restructuring Cash Payments	$(60)	$(21)

Note 9 – Debt

Debt Exchange
In March 2017, we completed a private offering to exchange portions of certain outstanding Senior Notes due 2018 through 2020 (collectively, the old notes), listed below, for $300 of new Senior Notes due 2022 and $322 in cash consideration, which includes a $22 exchange premium.
The following principal amounts of each series of old notes were validly tendered and subsequently cancelled:

Maturity Date	Coupon	Principal Amount Exchanged	4.07% Senior Notes Due March 2022	Cash Consideration
Senior Notes due May 15, 2018	6.350%	$260	130	143
Senior Notes due March 15, 2019	2.750%	94	47	48
Senior Notes due December 15, 2019	5.625%	96	48	56
Senior Notes due May 15, 2020	2.800%	87	44	43
Senior Notes due August 20, 2020	3.500%	38	19	20
Senior Notes due September 1, 2020	2.750%	25	12	12
Total		$600	$300	$322

Xerox 2017 Form 10-Q

The new Senior Notes bear a fixed coupon rate of 4.07% and are due in March 2022. There were no other significant changes to the terms between the old and new Senior Notes. We recorded a loss of approximately $9 for the exchange premium and other carrying value adjustments related to the portion of the old notes exchanged for cash. However, the old notes exchanged for the new Senior Notes were accounted for as a debt modification and therefore approximately $9 related to the exchange premium and other carrying value adjustments for that portion was carried over as an adjustment to the carrying value of new Senior Notes and is expected to be accreted over the term of the new Senior Notes. Transaction costs incurred on the exchange and paid to third parties of $4 were expensed as part of the loss.
Separation Debt Activity
In connection with the Separation, Conduent made a cash distribution of approximately $1.8 billion to Xerox in the fourth quarter 2016. Xerox used a portion of the cash distribution proceeds to repay its $1.0 billion Senior Unsecured Term Facility in January 2017, which was required to be repaid upon completion of the Separation. This $1.0 billion of cash and debt was excluded from the Cash and cash equivalents and Total Debt at December 31, 2016, respectively, and was reported in Current Assets and Current Liabilities of discontinued operations at December 31, 2016, respectively. In addition, due to the segregation of this cash at year-end, the payment was treated as a non-cash activity for the quarter ended March 31, 2017. Interest expense associated with this borrowing incurred during 2016 was included in Loss from discontinued operations, net of tax. Xerox used the balance of the proceeds received as well as cash on hand to repay its $500 6.75% Senior Notes and $500 2.95% Senior Notes that came due in first quarter 2017.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2017	2016
Interest expense(1)	$69	$87
Interest income(2)	78	84
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 10 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of March 31, 2017, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $3 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at March 31, 2017:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$3	2.65%	4.5%	Libor	2021

Xerox 2017 Form 10-Q

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
At March 31, 2017 and December 31, 2016, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,125 and $3,149 respectively, with terms of less than 12 months. The associated currency exposures being hedged at March 31, 2017 were materially consistent with our year-end currency exposures, with the exception of our Euro/U.K. Pound Sterling exposure, which decreased by approximately $340, and our U.K. Pound Sterling/Euro exposure, which increased by approximately $290 (currencies hedged - buy/sell). There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net liability fair value of these contracts were $8 and $20 as of March 31, 2017 and December 31, 2016, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$5	$6
	Other current liabilities	(13)	(26)
Foreign currency options	Other current assets	—	—
	Other current liabilities	—	—
Interest rate swaps	Other long-term assets	3	4
	Other long-term liabilities	—	—
	Net Designated Derivative Liability	$(5)	$(16)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$27	$82
	Other current liabilities	(11)	(13)
	Net Undesignated Derivative Asset	$16	$69

Summary of Derivatives	Total Derivative Assets	$35	$92
	Total Derivative Liabilities	(24)	(39)
	Net Derivative Asset	$11	$53

Xerox 2017 Form 10-Q

Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2017	2016
Fair Value Hedges - Interest rate contracts
Derivative (loss) gain recognized in interest expense	$(1)	$8
Hedged item gain (loss) recognized in interest expense	1	(8)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative gain recognized in OCI (effective portion)	$9	$16
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(4)	(1)
During the three months ended March 31, 2017 and 2016 no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2017, a net after-tax loss of $5 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain	2017	2016
Foreign exchange contracts – forwards	Other expense – Currency gains, net	$4	$71
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three months ended March 31, 2017 and 2016, currency losses, net were $3 and $4, respectively.

Xerox 2017 Form 10-Q

Note 11 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2017	December 31, 2016
Assets:
Foreign exchange contracts - forwards	$32	$88
Interest rate swaps	3	4
Deferred compensation investments in mutual funds	16	15
Total	$51	$107
Liabilities:
Foreign exchange contracts - forwards	$24	$39
Deferred compensation plan liabilities	18	17
Total	$42	$56
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,045	$1,045	$2,223	$2,223
Accounts receivable, net	985	985	961	961
Short-term debt	13	13	1,011	1,015
Long-term debt	4,988	5,151	5,305	5,438
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

Xerox 2017 Form 10-Q

Note 12 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$7	$6	$1	$1
Interest cost	34	37	39	50	7	8
Expected return on plan assets	(31)	(39)	(53)	(62)	—	—
Recognized net actuarial loss	5	5	19	17	—	1
Amortization of prior service credit	—	—	(1)	(1)	(1)	(1)
Recognized settlement loss	42	29	—	—	—	—
Defined Benefit Plans	51	33	11	10	7	9
Defined contribution plans	6	7	7	9	n/a	n/a
Net Periodic Benefit Cost	57	40	18	19	7	9

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss(1)	8	123	—	—	—	—
Amortization of prior service credit	—	—	1	1	1	1
Amortization of net actuarial loss	(47)	(34)	(19)	(17)	—	(1)
Total Recognized in Other Comprehensive Income(2)	(39)	89	(18)	(16)	1	—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$18	$129	$—	$3	$8	$9
___________

(1)	The net actuarial loss for U.S. Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 14 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	Estimated 2017	2016
U.S. Plans	$6	$6	$174	$24
Non-U.S. Plans	17	28	176	154
Total	$23	$34	$350	$178

Retiree Health	$14	$14	$63	$61
The 2017 expected pension plan contributions include $150 for our domestic tax-qualified defined benefit plans, comprised of $15 to meet the minimum funding requirements and $135 of additional voluntary contributions.

Xerox 2017 Form 10-Q

Note 13 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$1,014	$3,098	$5,039	$(4,348)	$4,803	$38	$4,841
Comprehensive income, net	—	—	16	169	185	3	188
Cash dividends declared - common(1)	—	—	(64)	—	(64)	—	(64)
Cash dividends declared - preferred(2)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	3	3	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	$1,017	$3,101	$4,987	$(4,179)	$4,926	$40	$4,966

As previously disclosed in Note 1 - Basis of Presentation, the historical statements of Shareholders' Equity were not revised to reflect the effect of the Separation and instead reflect the Separation as a final adjustment to the balances at December 31, 2016. Refer to Note 3 - Divestitures for additional information regarding the Separation.

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$1,013	$3,017	$9,686	$(4,642)	$9,074	$43	$9,117
Comprehensive income, net	—	—	34	88	122	2	124
Cash dividends declared - common(1)	—	—	(79)	—	(79)	—	(79)
Cash dividends declared - preferred(2)	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	—	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Balance at March 31, 2016	$1,013	$3,032	$9,635	$(4,554)	$9,126	$37	$9,163
_____________________________

(1)	Cash dividends declared on common stock of $0.0625 per share in 2017 and $0.0775 per share in 2016.

(2)	Cash dividends declared on preferred stock of $20.00 per share in 2017 and 2016.

(3)	Refer to Note 14 - Other Comprehensive Income for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2017.

Xerox 2017 Form 10-Q

Note 14 - Other Comprehensive Income
As previously disclosed in Note 1 - Basis of Presentation, the historical statements of Other Comprehensive Income have not been revised to reflect the effect of the Separation. Refer to Note 3 - Divestitures for additional information regarding the Separation. Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains	$137	$136	$193	$191
Unrealized Gains:
Changes in fair value of cash flow hedges - gains	9	6	16	9
Changes in cash flow hedges reclassed to earnings(1)	4	2	1	—
Net Unrealized Gains	13	8	17	9

Defined Benefit Plans (Losses) Gains:
Net actuarial losses	(8)	(5)	(123)	(76)
Prior service amortization(2)	(2)	(1)	(2)	(1)
Actuarial loss amortization/settlement(2)	66	44	52	35
Fuji Xerox changes in defined benefit plans, net(3)	13	13	(75)	(75)
Other (losses) gains(4)	(25)	(25)	5	5
Changes in Defined Benefit Plans Gains (Losses)	44	26	(143)	(112)

Other Comprehensive Income	194	170	67	88
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	—
Other Comprehensive Income Attributable to Xerox	$193	$169	$67	$88
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 10 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 12 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2017	December 31, 2016
Cumulative translation adjustments	$(2,139)	$(2,274)
Other unrealized losses, net	(5)	(13)
Benefit plans net actuarial losses and prior service credits(1)	(2,035)	(2,061)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,179)	$(4,348)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2017 Form 10-Q

Note 15 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2017	2016
Basic Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$22	$69
Accrued dividends on preferred stock	(4)	(6)
Adjusted Net income from continuing operations available to common shareholders	18	63
Net loss from discontinued operations attributable to Xerox	(6)	(35)
Adjusted Net income available to common shareholders	$12	$28

Weighted average common shares outstanding	1,016,151	1,013,033
Basic Earnings (Loss) per Share:
Continuing operations	$0.02	$0.06
Discontinued operations	(0.01)	(0.03)
Basic Earnings per Share	$0.01	$0.03

Diluted Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$22	$69
Accrued dividends on preferred stock	(4)	(6)
Adjusted Net income from continuing operations available to common shareholders	18	63
Net loss from discontinued operations attributable to Xerox	(6)	(35)
Adjusted Net income available to common shareholders	$12	$28

Weighted average common shares outstanding	1,016,151	1,013,033
Common shares issuable with respect to:
Stock options	—	850
Restricted stock and performance shares	8,417	6,640
Convertible preferred stock	—	—
Adjusted Weighted average common shares outstanding	1,024,568	1,020,523
Diluted Earnings (Loss) per Share:
Continuing operations	$0.02	$0.06
Discontinued operations	(0.01)	(0.03)
Diluted Earnings per Share	$0.01	$0.03

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	—	2,104
Restricted stock and performance shares	15,749	18,718
Convertible preferred stock	26,966	26,966
Total Anti-Dilutive Securities	42,715	47,788

Dividends per Common Share	$0.0625	$0.0775

Xerox 2017 Form 10-Q

Note 16 – Contingencies and Litigation
Legal Matters
We are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting; servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2017, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $640, with the decrease from our December 31, 2016 balance of approximately $750, primarily related to closed cases partially offset by currency and interest. With respect to the unreserved balance of $640, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2017, we had $87 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of approximately $152 and $98, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of March 31, 2017. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June, 2014 denying all allegations. The Defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.

Xerox 2017 Form 10-Q

Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 2, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Other Contingencies
We have issued or provided approximately $398 of guarantees as of March 31, 2017 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Xerox 2017 Form 10-Q

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

Overview
Separation Update
On December 31, 2016, Xerox Corporation completed the separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished by moving the BPO business into a new legal entity, Conduent Incorporated ("Conduent"), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. As a result of the Separation and Distribution, the BPO business is presented as a discontinued operation and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 3 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding the Separation.
Segment Changes
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers. In 2017 we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions are largely based upon an analysis of Xerox at the consolidated level, including assessments related to the Company’s incentive compensation plans, as well as at the Board level.
First Quarter 2017 Review
Total revenue of $2.45 billion for the first quarter 2017 declined 6.2% from first quarter 2016 including a 1.9-percentage point negative impact from currency. Post-sale revenue of $1.95 billion, which represented 80% of total revenues, declined 5.8% including a 1.9-percentage point negative impact from currency. The decline in post-sale revenue primarily reflects lower equipment installs and sales in prior periods and an on-going decline in page volumes. Equipment revenues of $502 million declined by 7.4%, with a 1.7-percentage point negative impact from currency. The decline in equipment revenue was driven primarily by lower mid-range sales, which partially reflects the impact of upcoming product launches as well as overall market decline trends. Equipment revenues were also impacted by price declines of approximately 5%.

Xerox 2017 Form 10-Q

Net income from continuing operations attributable to Xerox for the three months ended March 31, 2017 was $22 million and included after-tax costs of $132 million related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and other discrete items, resulting in adjusted1 net income from continuing operations attributable to Xerox of $154 million. Net income from continuing operations attributable to Xerox for the three months ended March 31, 2016 was $69 million and included after-tax costs of $117 million related to the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted1 net income from continuing operations attributable to Xerox of $186 million. The increase in adjustments is primarily due to an increase in restructuring and related costs as well as higher non-service retirement costs. The decline in adjusted1 net income for the first quarter 2017 was primarily due to a charge of approximately $30 million in Equity Income related to our share of a Fuji Xerox out-of-period receivable adjustment as the impact of lower revenues was offset by cost productivity and savings from strategic transformation including restructuring savings. See Equity in Net Income of Unconsolidated Affiliates for additional information regarding the Fuji Xerox charge.
Operating cash flow from continuing operations was $190 million for the three months ended March 31, 2017, as compared to $87 million in the prior year period. The $103 million increase is primarily due to timing of working capital. Cash used in investing activities from continuing operations was $35 million and includes $11 million for a Global Imaging Systems acquisition. Cash used in financing activities of $1,258 million primarily reflects payments of $1.0 billion on Senior Notes and net payments of $326 million on the tender and exchange of certain Senior Notes partially offset by proceeds of $161 million from the final cash adjustment with Conduent.
2017 Outlook
We expect total revenues to continue to decline for 2017 in the mid-single digits range, excluding the impact of currency, which at March 31, 2017 exchange rates, is expected to have about a 2-percentage point negative impact on total revenues in 2017. However, we do expect to see improving revenue trends during the second half of the year as we start to realize the benefit from new product launches and other growth initiatives. Reported and adjusted1 earnings are anticipated to be in line with our full-year expectations.

We continue to expect full year 2017 operating cash flows from continuing operations to be between $700 million and $900 million including higher cash requirements for pension contributions and restructuring payments. Capital expenditures, inclusive of internal use software, are expected to be approximately $175 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Xerox 2017 Form 10-Q

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2017	2016	% Change	CC % Change	2017	2016
Equipment sales	$502	$542	(7.4)%	(5.7)%	20%	21%
Post sale revenue	1,952	2,073	(5.8)%	(3.9)%	80%	79%
Total Revenue	$2,454	$2,615	(6.2)%	(4.3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$936	$1,003	(6.7)%	(4.8)%
Less: Supplies, paper and other sales	(434)	(461)	(5.9)%	(3.8)%
Equipment Sales(1)	$502	$542	(7.4)%	(5.7)%

Services, maintenance and rentals	$1,442	$1,529	(5.7)%	(3.8)%
Add: Supplies, paper and other sales	434	461	(5.9)%	(3.8)%
Add: Financing	76	83	(8.4)%	(6.8)%
Post Sale Revenue(1)	$1,952	$2,073	(5.8)%	(3.9)%

North America	$1,473	$1,542	(4.5)%	(4.8)%	60%	59%
International	852	919	(7.3)%	(1.5)%	35%	35%
Other	129	154	(16.2)%	(16.2)%	5%	6%
Total Revenue(2)	$2,454	$2,615	(6.2)%	(4.3)%	100%	100%

Memo:
Managed Document Services(3)	$819	$836	(2.0)%	0.4%	33%	32%

_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems equipment sales to other sales, which are included in Post sale Revenue.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding equipment revenue, Managed Document Services (MDS) was $714 million in first quarter 2017 and $726 million in first quarter 2016, representing a decline of 1.7% including a 2.0-percentage point negative impact from currency.

First quarter 2017 total revenues decreased 6.2% as compared to first quarter 2016, with a 1.9-percentage point negative impact from currency. First quarter 2017 total revenues reflect the following:
Post sale revenue decreased 5.8% as compared to first quarter 2016, with a 1.9-percentage point negative impact from currency. Post Sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the Business Process Outsourcing (BPO) business upon Separation. These revenues declined 5.7%, with a 1.9-percentage point negative impact from currency; the decline at constant currency[1] reflected lower installs in prior periods and ongoing decline in page volumes.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 5.9%, with a 2.1-percentage point negative impact from currency. The decline at constant currency[1] was driven by lower original equipment manufacturer (OEM) supplies as well as lower supplies demand (both in U.S. and European channels) consistent with lower equipment sales in prior periods, partly offset by higher supplies sales in developing markets which benefited partially from a weaker prior year.

•
Financing revenue is generated from financed equipment sale transactions. The 8.4% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods, along with a 1.6-percentage point negative impact from currency.

Xerox 2017 Form 10-Q

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2017	2016	% Change	CC % Change	2017	2016
Entry	$88	$94	(6.4)%	(5.5)%	18%	18%
Mid-range	317	347	(8.6)%	(7.0)%	63%	64%
High-end	93	99	(6.1)%	(3.7)%	19%	18%
Other	4	2	NM	NM	NM	NM
Equipment Sales(1)	$502	$542	(7.4)%	(5.7)%	100%	100%
_______________

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems equipment sales to other sales, which are included in Post sale Revenue.
Equipment sales revenue decreased 7.4% as compared to first quarter 2016, with a 1.7-percentage point negative impact from currency. Revenue declined across all product areas, including the impact of price declines of approximately 5% which are in-line with our historic impact. The decline in mid-range sales reflects lower revenue from black-and-white consistent with overall market decline trends, as well as the anticipated impact of upcoming product launches. The decline in entry sales reflects lower OEM activity, which more than offsets the benefit of new products already launched and growth in developing markets (partially as a result of a weaker prior year). The decline in high-end sales reflects lower revenues from our black-and-white systems, consistent with overall market decline trends, partially offset by high-end color revenue growth driven by iGen and continuous feed more than offsetting lower sales of entry production systems related to timing of upcoming product launches. High-end color sales also included lower digital front-end (DFE) sales to Fuji Xerox.
Revenue Metrics
Total Installs
Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging Systems. Detail by product group is shown below:
Entry(1)

•	15% increase in color multifunction devices, reflecting demand for recently launched products in this space.

•	1% increase in black-and-white multifunction devices driven largely by a higher level of large deals for low-end printers in developing markets, compared to a weaker first quarter in the prior year.
Mid-Range(2)

•	Mid-range color installs were flat compared to prior year, as growth in developing markets offset the anticipated timing impact of upcoming product launches.

•	24% decrease in mid-range black-and-white, reflecting overall market decline as well as the anticipated timing impact of upcoming product launches.
High-End(2)

•	15% decrease in high-end color systems due to timing of installs and upcoming product launches.

•	25% decrease in high-end black-and-white systems, consistent with overall market decline and trends.

Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined below in the Geographic Sales Channels and Product and Offerings Definitions discussion.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. First quarter 2017 signings were approximately $532 million in Total Contract Value (TCV). Signings decreased 6.0% from first quarter 2016, with a 0.4-percentage point favorable impact from currency, reflecting lower contribution from renewals. On a trailing twelve month (TTM) basis, signings decreased 5.5% at constant currency1 from the comparable prior year period. New business TCV at constant currency1 increased 1.3% from first quarter 2016 and decreased 15.1% on a TTM basis; this performance is the result of ongoing competitive pressure in the market partially amplified by the timing of product launches, as well as price discipline. Our reported signings mostly represent those from our Large Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging Systems channel.
Note: TCV is the estimated total contractual revenue related to signed contracts.

Xerox 2017 Form 10-Q

Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. First quarter 2017 contract renewal rate was 81%, a decrease of 1-percentage point as compared to our full year 2016 renewal rate of 82%.
_______________

(1)	See "Currency Impact" section for a description of Constant Currency.
Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of two main go-to-market sales channels, which are structured to serve a range of customers for our products and services:

•	North America, which includes our sales channels in the U.S. and Canada.

•	International, which includes our sales channels in Europe, Eurasia, Latin America, Middle East, Africa and India.

•	Other primarily includes our OEM business, as well as sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:

•	“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.

•
“Mid-Range”, which includes A3 Office and Light Production devices that generally serve workgroup environments in mid to large enterprises. Prices in this product group can range from approximately $2,000 to $75,000+.

•
“High-End”, which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises. Prices for these systems can range from approximately $30,000 to $1,000,000+.

•
Managed Document Services (MDS) revenue, which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings within MDS are Managed Print Services (including from Global Imaging Systems), as well as workflow automation services, and Centralized Print Services and Solutions (CPS).

____________________________

(1)	Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices decreased 13%, while Entry black-and-white multifunction devices decreased 3%.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices were flat, and High-end color systems declined 26%.

Xerox 2017 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
	Reported				Adjusted (1)
(in millions)	2017	2016	B/(W)		2017	2016	B/(W)
Gross Profit	$954	$1,018	$(64)		$977	$1,035	$(58)
RD&E	118	126	8		110	118	8
SAG	664	701	37		633	680	47

Equipment Gross Margin	30.4%	30.7%	(0.3)	pts.	N/A	N/A	N/A
Post sale Gross Margin	41.0%	41.1%	(0.1)	pts.	42.2%	41.9%	0.3	pts.
Total Gross Margin	38.9%	38.9%	—		39.8%	39.6%	0.2	pts.
RD&E as a % of Revenue	4.8%	4.8%	—		4.5%	4.5%	—
SAG as a % of Revenue	27.1%	26.8%	(0.3)	pts.	25.8%	26.0%	0.2	pts.

Pre-tax (Loss) Income	$(16)	$32	$(48)		N/A	N/A	N/A
Pre-tax (Loss) Income Margin	(0.7)%	1.2%	(1.9)	pts.	N/A	N/A	N/A
Equity in net income of unconsolidated affiliates	16	37	(21)		46	37	9
Operating Profit	N/A	N/A	N/A		280	274	6
Operating Margin	N/A	N/A	N/A		11.4%	10.5%	0.9	pts.

Memo:
Non-service retirement-related costs	$62	$46	$(16)		N/A	N/A	N/A
____________________________

(1)
See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure. In fourth quarter 2016, we began to include Equity in net income of unconsolidated affiliates in the calculation of adjusted operating income and margin. Prior periods have been restated accordingly to conform to current year presentation.

Pre-tax Loss Margin
First quarter 2017 pre-tax loss margin of 0.7% declined 1.9-percentage points as compared to first quarter 2016. The higher loss was primarily driven by higher restructuring, higher non-service retirement related costs and higher Other expenses, net.
Additional analysis on changes in restructuring and related costs, amortization of intangible assets, separation costs and other expenses, net are included in subsequent sections.
Adjusted1 Operating Margin
First quarter 2017 adjusted1 operating margin of 11.4% increased 0.9-percentage points as compared to first quarter 2016. The improvement was driven primarily by cost productivity and savings from strategic transformation, including restructuring savings, that outpaced the rate of revenue decline. Those improvements were partially offset by 1.1-percentage points from adverse currency. Equity in net income of unconsolidated affiliates, during the first quarter 2017, included a charge of approximately $30 million that represents our share of the current Fujifilm adjustments associated with an accounting review at Fuji Xerox’s New Zealand subsidiary related to lease receivables. We have excluded this impact for adjusted1 operating income and adjusted1 operating margin in order to provide a more normalized view of our operations for the quarter. See "Equity in net income of unconsolidated affiliates" section for further information.
______________
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2017 Form 10-Q

Gross Margin
First quarter 2017 gross margin of 38.9% was flat compared to first quarter 2016. On an adjusted1 basis, gross margin of 39.8% increased by 0.2-percentage points. This performance reflects cost savings from strategic transformation and cost productivity, partly offset by adverse transaction currency of 1.1-percentage points.
First quarter 2017 equipment gross margin of 30.4% decreased 0.3-percentage points as compared to first quarter 2016, as a result of adverse transaction currency and pricing that more than offset product cost productivity.
First quarter 2017 post sale gross margin of 41.0% decreased 0.1-percentage points as compared to first quarter 2016. On an adjusted1 basis, post sale gross margin of 42.2% improved 0.3-percentage points, as a result of cost savings from strategic transformation, including restructuring, which more than offset the pace of revenue decline and the impact of adverse transaction currency.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2017	2016	Change
R&D	$96	$101	$(5)
Sustaining engineering	22	25	(3)
Total RD&E Expenses	$118	$126	$(8)

First quarter 2017 RD&E as a percentage of revenue of 4.8% was flat from first quarter 2016. On an adjusted1 basis, RD&E was 4.5% of revenue and was flat compared to first quarter 2016.
RD&E of $118 million decreased by $8 million compared to first quarter 2016. On an adjusted1 basis, RD&E of $110 million decreased by $8 million. We strategically coordinate our R&D investments with Fuji Xerox.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 27.1% increased by 0.3-percentage points from first quarter 2016. On an adjusted1 basis, SAG was 25.8% of revenue and decreased 0.2-percentage points, reflecting productivity and cost savings from strategic transformation, including restructuring savings, that more than outpaced the decline in revenues.
SAG of $664 million was $37 million lower than first quarter 2016. On an adjusted1 basis, SAG of $633 million decreased $47 million, including an approximately $12 million favorable impact from currency and reflected the following:

•	$37 million decrease in selling expenses, reflecting in part, lower compensation expenses consistent with lower revenues.

•	$11 million decrease in general and administrative expenses.

•	$1 million increase in bad debt expense. First quarter 2017 bad debt expense remained at less than one percent of receivables.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

Non-Service Retirement-Related Costs
Non-service retirement-related costs were $16 million higher than first quarter 2016, primarily driven by higher losses from pension settlements.

Restructuring and Related Costs
Restructuring and related costs of $120 million include restructuring and asset impairment charges of $110 million as well as $10 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.

Xerox 2017 Form 10-Q

First quarter 2017 net restructuring and asset impairment charges of $110 million included $110 million of severance costs related to headcount reductions of approximately 1,000 employees worldwide and $2 million of lease cancellation. The first quarter 2017 actions impacted several functional areas, with approximately 30% of the actions focused on gross margin improvements, approximately 60% on SAG reductions and approximately 10% on RD&E optimization. These costs were partially offset by $2 million of net reversals for changes in estimated reserves from prior period initiatives.
During first quarter 2016 restructuring and related costs were $100 million which included restructuring and asset impairment charges of $98 million as well as $2 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
First quarter 2016 net restructuring and asset impairment charges of $98 million included $98 million of severance costs related to headcount reductions of approximately 1,400 employees worldwide and $1 million of lease cancellation costs. The first quarter 2016 actions impacted several functional areas, with approximately half of the actions focused on gross margin improvements and approximately half on SAG reductions. These costs were partially offset by $1 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of March 31, 2017 for all programs was $178 million, of which $175 million is expected to be spent over the next twelve months.
In second quarter 2017, we expect to incur additional restructuring charges of approximately $50 million for actions and initiatives that have not yet been finalized. We continue to expect restructuring and related costs of approximately $225 million for full year 2017.
Refer to Note 8 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
First quarter 2017 amortization of intangible assets of $14 million was flat compared to first quarter 2016.
Worldwide Employment
Worldwide employment was approximately 37,200 as of March 31, 2017 and decreased by approximately 400 from December 31, 2016. The reduction is primarily due to the impact of restructuring and productivity-related reductions.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2017	2016
Non-financing interest expense	$36	$54
Interest income	(2)	(1)
Gains on sales of businesses and assets	—	(20)
Currency losses, net	3	4
Litigation matters	—	1
Loss on sales of accounts receivables	3	4
Loss on early extinguishment of debt	13	—
All other expenses, net	1	3
Total Other Expenses, Net	$54	$45
Non-Financing Interest Expense
First quarter 2017 non-financing interest expense of $36 million was $18 million lower than first quarter 2016. When combined with financing interest expense (cost of financing), total interest expense declined by $18 million from first quarter 2016 primarily due to a lower debt balance reflecting the repayment of approximately $1.3 billion of debt in the first quarter 2017 as well as repayment of approximately $1.0 billion in 2016.
Gains on Sales of Businesses and Assets
First quarter 2016 gains on sales of businesses and assets of $20 million were primarily related to the sale of surplus technology assets.

Xerox 2017 Form 10-Q

Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Refer to Note 9 - Debt, in the Condensed Consolidated Financial Statements for additional information regarding the Debt Exchange.
Income Taxes
First quarter 2017 tax benefit was at an effective tax rate of 150.0%, which was higher than the U.S. statutory tax rate primarily due to the favorable re-measurement of certain unrecognized tax positions. On an adjusted1 basis, first quarter 2017 tax expense was at an effective tax rate of 27.5%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits and the geographical mix of profits. The adjusted1 effective tax rate excludes the majority of the benefit from the re-measurement of certain unrecognized tax positions as well as the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
First quarter 2016 tax benefit was at an effective tax rate of (6.3)% and on an adjusted1 basis, first quarter 2016 tax expense was at an effective tax rate of 21.4%. These rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate includes a benefit of approximately 10-percentage points from these non-U.S. operations, which reflects lower foreign tax credit benefits from prior year.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, separation costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 25% to 28% for second quarter and full year 2017.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2017	2016
Total equity in net income of unconsolidated affiliates(1)	$16	$37
Fuji Xerox after-tax restructuring costs included in equity income	—	—
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. In the first quarter 2017, our Fuji Xerox equity earnings included an out-of-period adjustment related to receivables. The receivables adjustment was the result of an investigation of accounting practices at Fuji Xerox’s New Zealand subsidiary (FXNZ) related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. Fuji Xerox’s parent, Fujifilm Holdings Corporation, is in the process of completing its investigation. Our equity earnings in the first quarter include a charge of approximately $30 million, which represents our share of the current Fujifilm adjustments from this review. While the investigation is ongoing, we are not currently aware of any additional adjustments related to this matter that would have a material effect on our financial statements.
Refer to Note 7 - Investments in Affiliates, at Equity, in the Condensed Consolidated Financial Statements, for additional information regarding the Fuji Xerox charge.
______________

(1)	Refer to the Equity in Net Income of Unconsolidated Affiliates reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2017 Form 10-Q

Net Income from Continuing Operations
First quarter 2017 net income from continuing operations attributable to Xerox was $22 million, or $0.02 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $154 million, or $0.15 per diluted share. First quarter 2017 adjustments to net income include the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs as well as other discretely identified adjustments.
First quarter 2016 net income from continuing operations attributable to Xerox was $69 million, or $0.06 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $186 million, or $0.18 per diluted share. First quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
Refer to Note 15 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
___________

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
As previously discussed, discontinued operations relate to our Business Process Outsourcing (BPO) business, which was separated effective December 31, 2016.
Refer to Note 3 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income
First quarter 2017 net income attributable to Xerox was $16 million, or $0.01 per diluted share. First quarter 2016 net income attributable to Xerox was $34 million, or $0.03 per diluted share.
Other Comprehensive Income
First quarter 2017 Other comprehensive income attributable to Xerox was $169 million as compared to $88 million in the first quarter 2016. The $81 million increase is primarily due to net gains from changes in defined benefit plans of $26 million in the first quarter of 2017 as compared to net losses of $112 million in the first quarter 2016. The benefit plan losses in the first quarter 2016 were primarily due to losses from plan remeasurements resulting from a decrease in discount rates and unfavorable asset returns. In the first quarter 2017, the impact from plan remeasurements was minimal as a slight decrease in discount rates was offset by favorable asset returns. Offsetting the change in defined benefit plans were decreased gains from net translation adjustments of $55 million reflecting net gains of $136 million in the first quarter 2017 as compared to net gains of $191 million in the first quarter 2016.
Refer to Note 12 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.
Capital Resources and Liquidity
As of March 31, 2017 and December 31, 2016, total cash and cash equivalents were $1,045 million and $2,223 million, respectively. There were no borrowings under our Commercial Paper Program, or letters of credit under our $2 billion Credit Facility at March 31, 2017 or December 31, 2016, respectively. The decrease in total cash and cash equivalents primarily reflects the repayment of $1.0 billion of maturing Senior Notes in the first quarter 2017 as well a repayment of $300 million in Senior Notes as part of a tender and exchange transaction.
We continue to expect operating cash flows from continuing operations to be between $700 million and $900 million in 2017, including an increase in restructuring payments and pension contributions partially offset by improvements in working capital.

Xerox 2017 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2017	2016
Net cash provided by operating activities of continuing operations	$190	$87	$103
Net cash used in operating activities of discontinued operations	(80)	(112)	32
Net cash provided by (used in) operating activities	110	(25)	135

Net cash used in investing activities of continuing operations	(35)	(30)	(5)
Net cash used in investing activities of discontinued operations	—	(95)	95
Net cash used in investing activities	(35)	(125)	90

Net cash used in financing activities	(1,258)	(42)	(1,216)

Effect of exchange rate changes on cash and cash equivalents	5	12	(7)
Increase in cash of discontinued operations	—	(2)	2
Decrease in cash and cash equivalents	(1,178)	(182)	(996)
Cash and cash equivalents at beginning of period	2,223	1,228	995
Cash and Cash Equivalents at End of Period	$1,045	$1,046	$(1)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $190 million in first quarter 2017. The $103 million increase in operating cash from first quarter 2016 was primarily due to the following:

•
$6 million increase in pre-tax income before depreciation and amortization, gain on sales of businesses and assets, stock-based compensation, restructuring and related costs and defined benefit pension cost.

•	$92 million increase in accounts payable and accrued compensation primarily related to the year-over-year timing of supplier and vendor payments.

•	$41 million increase from a lower seasonal first quarter build-up of inventory primarily reflecting reduced inventory requirements, partially offset by the inventory impact of new product launches.

•	$11 million increase from lower pension contributions.

•	$10 million increase due to lower placements of equipment on operating leases reflecting decreased installs.

•	$42 million decrease from higher restructuring and related payments.

•	$39 million decrease from accounts receivable primarily due to the timing of collections and a reduction in sales of receivables.

Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $35 million in first quarter 2017 (including $11 million related to a Global Imaging Systems acquisition) as compared to $30 million in the prior year period (including $18 million related to a Global Imaging Systems acquisition).

Cash Flows from Financing Activities
Net cash used in financing activities was $1,258 million in first quarter 2017. The $1,216 million increase in the use of cash from first quarter 2016 was primarily due to the following:

•
$1,369 million increase from net debt activity. 2017 reflects payments of $1.0 billion on Senior Notes and net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs. First quarter 2016 reflects net proceeds of $749 million from a Senior Unsecured Term Facility offset by a $700 million Senior Notes payment.

•	$10 million increase from common stock dividends.

•	$7 million increase from repurchases related to a stock-based compensation vesting.

•	$161 million decrease reflecting the final cash adjustment with Conduent.

•	$10 million decrease due to lower distributions to noncontrolling interests.

Xerox 2017 Form 10-Q

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2017	December 31, 2016
Principal debt balance(1)	$5,049	$6,349
Net unamortized discount	(41)	(43)
Debt issuance costs	(30)	(21)
Fair value adjustments(2)
- terminated swaps	20	27
- current swaps	3	4
Total Debt	$5,001	$6,316
____________________________

(1)	Includes Notes Payable of $5 million and $4 million as of March 31, 2017 and December 31, 2016, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2017	December 31, 2016
Total finance receivables, net(1)	$3,706	$3,744
Equipment on operating leases, net	472	475
Total Finance Assets, net(2)	$4,178	$4,219
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2016 includes an increase of $30 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2017	December 31, 2016
Finance receivables debt(1)	$3,243	$3,276
Equipment on operating leases debt	413	416
Financing debt	3,656	3,692
Core debt	1,345	2,624
Total Debt	$5,001	$6,316
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity

Refer to Note 9 - Debt in the Condensed Consolidated Financial Statements for additional information regarding first quarter 2017 debt activity including a Debt Exchange and debt repayments following the Separation (Separation Debt Activity).
Sales of Accounts Receivable
Refer to Note 4 - Accounts Receivable, Net, in the Condensed Consolidated Financial Statements for additional information.

Xerox 2017 Form 10-Q

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2017 Q2	$7
2017 Q3	2
2017 Q4	2
2018	747
2019	967
2020	1,057
2021	1,067
2022 and thereafter	1,200
Total	$5,049
Treasury Stock
There were no share repurchases in 2017 through the date of our filing on May 3, 2017.
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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 10 – Financial Instruments, in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

Xerox 2017 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2017 presentation slides available at www.xerox.com/investor.
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
Other discrete, unusual or infrequent items: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of the items and their impact on our results for the period: 1) a loss on early extinguishment of debt; and 2) a benefit from the remeasurement of a tax matter related to a previously adjusted item. We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We also calculate and utilize operating income and margin earnings measures by adjusting our pre-tax income and margin amounts. In addition to the costs noted for our Adjusted Earnings measures, operating income and margin also exclude other expenses, net. Other expenses, net is primarily comprised of non-financing interest expense and

Xerox 2017 Form 10-Q

also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Operating income and margin also includes equity in net income of unconsolidated affiliates. Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. We include this amount in our measure of operating income and margin as Fuji Xerox is our primary intermediary to the Asia/Pacific market for distribution of Xerox branded products and services. As previously disclosed, first quarter 2017 Equity in net income of unconsolidated affiliates included a charge that represents our share of the current Fujifilm adjustments associated with an accounting investigation at Fuji Xerox’s New Zealand subsidiary related to lease receivables. We have excluded the impact of this charge for adjusted operating income and margin in order to provide a more normalized view of our operations for the quarter. See Equity in Net Income of Unconsolidated Affiliates and Note 7 - Investments in Affiliates, at Equity, in the Condensed Consolidated Financial Statements, for additional information regarding the Fuji Xerox charge.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Summary
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended March 31,
	2017		2016
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported(1)	$22	$0.02	$69	$0.06
Adjustments:
Restructuring and related costs	120		100
Amortization of intangible assets	14		14
Non-service retirement-related costs	62		46
Loss on extinguishment of debt	13		—
Income tax adjustments(2)	(61)		(43)
Remeasurement of unrecognized tax positions	(16)		—
Adjusted	$154	$0.15	$186	$0.18
Weighted average shares for adjusted EPS(3)		1,052		1,021
Fully diluted shares at end of period(4)		1,052
 ____________________________

(1)	Net Income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
Average shares for the 2017 calculation of adjusted EPS include 27 million shares associated with our Series B convertible preferred stock and therefore the related quarterly dividend of $4 million was excluded. Average shares for the 2016 calculation of adjusted EPS exclude 27 million shares associated with our Series A convertible preferred stock and therefore the related quarterly dividend of $6 million was included.

(4)
Represents common shares outstanding at March 31, 2017, as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the first quarter 2017.

Xerox 2017 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2017			2016
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(16)	$(24)	150.0%	$32	$(2)	(6.3)%
Non-GAAP Adjustments(2)	209	61		160	43
Remeasurement of unrecognized tax positions	—	16		—	—
Adjusted - revised(3)	$193	$53	27.5%	$192	$41	21.4%
____________________________

(1)	Pre-Tax (Loss) Income and Income Tax Benefit from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Three Months Ended March 31,
	2017			2016
(in millions)	(Loss)Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(16)	$2,454	(0.7)%	$32	$2,615	1.2%
Adjustments:
Restructuring and related costs	120			100
Amortization of intangible assets	14			14
Non-service retirement-related costs	62			46
Equity in net income of unconsolidated affiliates	16			37
Receivables write-off - Fuji Xerox	30			—
Other expenses, net	54			45
Adjusted	$280	$2,454	11.4%	$274	$2,615	10.5%
____________________________

(1)	Pre-Tax (Loss) Income from continuing operations.
Equity in Net Income of Unconsolidated Affiliates reconciliation:

	Three Months Ended March 31,
(in millions)	2017	2016
Reported	$16	$37
Adjustment:
Receivables write-off - Fuji Xerox	30	—
Adjusted	$46	$37

Xerox 2017 Form 10-Q

Key Financial Ratios reconciliation:

	Three Months Ended March 31,
	2017			2016
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Total Revenue	$2,454	$—	$2,454	$2,615	$—	$2,615
Total Gross Profit	954	23	977	1,018	17	1,035
Post sale revenue	1,952	—	1,952	2,073	—	2,073
Post sale gross profit	801	23	824	852	17	869
RD&E	118	(8)	110	126	(8)	118
SAG	664	(31)	633	701	(21)	680

Total Gross Margin	38.9%		39.8%	38.9%		39.6%
Post sale Gross Margin	41.0%		42.2%	41.1%		41.9%
RD&E as a % of Revenue	4.8%		4.5%	4.8%		4.5%
SAG as a % of Revenue	27.1%		25.8%	26.8%		26.0%
__________________________

(1)	Revenue and costs from continuing operations.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 16 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Xerox 2017 Form 10-Q

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2016 Annual Report. The Risk Factors remain applicable from our 2016 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2017
During the quarter ended March 31, 2017, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 13, 2017: Registrant issued 128,030 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Joseph J. Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $7.03 per DSU (aggregate price $900,051), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent:

a.	Securities issued on January 31, 2017: Registrant issued 8,792 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $6.893 per DSU (aggregate price $60,603), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2017

Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2017 or through the date of our filing on May 3, 2017.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	1,157,951	$6.88	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	1,157,951
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2017 Form 10-Q

ITEM 6 — EXHIBITS

3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by Certificate of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016.

Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
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

Xerox 2017 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 3, 2017

Xerox 2017 Form 10-Q

EXHIBIT INDEX

3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by Certificate of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016.

Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
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

Xerox 2017 Form 10-Q