Form 10-Q
period 2017-06-30
XEROX CORP
filed 2017-08-07
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2017
Common Stock, $1 par value	254,169,785 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect Management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and markets and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the risk that we do not realize all of the expected strategic and financial benefits from the separation and spin-off of our Business Process Outsourcing (BPO) business; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Fuji Xerox Co., Ltd. (“Fuji Xerox”) is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. Given our status as a minority investor, we have limited contractual and other rights to information with respect to Fuji Xerox matters. On April 20, 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary. Fujifilm publicly announced that the IIC completed its review during the second quarter 2017 and identified additional adjustments from the amount initially disclosed by Fujifilm bringing the total aggregate adjustments to approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The increase in adjustments related to subsequent findings by the IIC in their investigation primarily related to misstatements at Fuji Xerox's Australian subsidiary, as well as certain other adjustments. We determined that our cumulative share of the revised amount of total adjustments identified as part of the investigation was approximately $90 million and impacted our fiscal years 2009 through 2017. Based on our procedures, as well as those performed by Fuji Xerox and Fujifilm, we concluded that the cumulative correction of the misstatements in our historical financial statements would have had a material effect on our current year consolidated financial statements. Accordingly, we concluded that we should revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. The Fujifilm audited financial statements were issued in Japan on July 31, 2017, and our review of this matter has been completed. However, at this time, we can provide no assurances relative to the outcome of any potential governmental investigations or any consequences thereof that may happen as a result of this matter.

Xerox 2017 Form 10-Q

XEROX CORPORATION
FORM 10-Q
June 30, 2017

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2017 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2017	2016	2017	2016
Revenues
Sales	$1,010	$1,126	$1,946	$2,129
Services, maintenance and rentals	1,483	1,585	2,925	3,114
Financing	74	82	150	165
Total Revenues	2,567	2,793	5,021	5,408
Costs and Expenses
Cost of sales	619	696	1,186	1,310
Cost of services, maintenance and rentals	884	953	1,784	1,903
Cost of financing	33	32	66	65
Research, development and engineering expenses	106	119	224	245
Selling, administrative and general expenses	643	691	1,307	1,392
Restructuring and related costs	40	47	160	147
Amortization of intangible assets	15	16	29	30
Other expenses, net	34	48	88	93
Total Costs and Expenses	2,374	2,602	4,844	5,185
Income before Income Taxes and Equity Income	193	191	177	223
Income tax expense	43	18	19	16
Equity in net income of unconsolidated affiliates	20	26	60	60
Income from Continuing Operations	170	199	218	267
Loss from discontinued operations, net of tax	—	(38)	(6)	(73)
Net Income	170	161	212	194
Less: Net income attributable to noncontrolling interests	4	3	6	5
Net Income Attributable to Xerox	$166	$158	$206	$189

Amounts Attributable to Xerox:
Net income from continuing operations	$166	$196	$212	$262
Net loss from discontinued operations	—	(38)	(6)	(73)
Net Income Attributable to Xerox	$166	$158	$206	$189

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.64	$0.75	$0.81	$0.99
Discontinued operations	—	(0.15)	(0.03)	(0.29)
Total Basic Earnings per Share	$0.64	$0.60	$0.78	$0.70
Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.63	$0.75	$0.80	$0.98
Discontinued operations	—	(0.15)	(0.02)	(0.28)
Total Diluted Earnings per Share	$0.63	$0.60	$0.78	$0.70
__________________________

(1) Reflects our one-for-four reverse stock split that became effective on June 14, 2017. Refer to Note 1 - Basis of Presentation for further information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$170	$161	$212	$194
Less: Net income attributable to noncontrolling interests	4	3	6	5
Net Income Attributable to Xerox	166	158	206	189

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	204	(82)	337	107
Unrealized (losses) gains, net	(14)	24	(6)	33
Changes in defined benefit plans, net	(29)	20	(3)	(92)
Other Comprehensive Income (Loss), Net	161	(38)	328	48
Less: Other comprehensive (loss) income, net attributable to noncontrolling interests	—	(1)	1	(1)
Other Comprehensive Income (Loss), Net Attributable to Xerox	161	(37)	327	49

Comprehensive Income, Net	331	123	540	242
Less: Comprehensive income, net attributable to noncontrolling interests	4	2	7	4
Comprehensive Income, Net Attributable to Xerox	$327	$121	$533	$238
__________________________

(1) Refer to Note 16 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,246	$2,223
Accounts receivable, net	1,037	961
Billed portion of finance receivables, net	84	90
Finance receivables, net	1,278	1,256
Inventories	944	841
Assets of discontinued operations	—	1,002
Other current assets	389	619
Total current assets	4,978	6,992
Finance receivables due after one year, net	2,341	2,398
Equipment on operating leases, net	464	475
Land, buildings and equipment, net	636	660
Investments in affiliates, at equity	1,398	1,294
Intangible assets, net	286	290
Goodwill	3,893	3,787
Deferred tax assets, long-term	1,481	1,472
Other long-term assets	690	683
Total Assets	$16,167	$18,051
Liabilities and Equity
Short-term debt and current portion of long-term debt	$765	$1,011
Accounts payable	1,202	1,126
Accrued compensation and benefits costs	373	420
Unearned income	191	187
Liabilities of discontinued operations	—	1,002
Other current liabilities	883	908
Total current liabilities	3,414	4,654
Long-term debt	4,236	5,305
Pension and other benefit liabilities	2,281	2,240
Post-retirement medical benefits	676	698
Other long-term liabilities	188	193
Total Liabilities	10,795	13,090

Commitments and Contingencies (See Note 18)
Convertible Preferred Stock	214	214

Common stock	254	254
Additional paid-in capital	3,875	3,858
Retained earnings	5,004	4,934
Accumulated other comprehensive loss	(4,010)	(4,337)
Xerox shareholders’ equity	5,123	4,709
Noncontrolling interests	35	38
Total Equity	5,158	4,747
Total Liabilities and Equity	$16,167	$18,051

Shares of common stock issued and outstanding	254,170	253,594

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Cash Flows from Operating Activities:
Net income	$170	$161	$212	$194
Loss from discontinued operations, net of tax	—	38	6	73
Income from continuing operations	170	199	218	267
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	135	144	268	286
Provision for receivables	10	11	23	24
Provision for inventory	7	6	12	15
Net (gain) loss on sales of businesses and assets	(1)	3	(1)	(17)
Undistributed equity in net income of unconsolidated affiliates	10	5	(30)	(29)
Stock-based compensation	12	7	25	17
Restructuring and asset impairment charges	33	43	143	141
Payments for restructurings	(67)	(24)	(127)	(45)
Defined benefit pension cost	37	33	99	76
Contributions to defined benefit pension plans	(23)	(34)	(46)	(68)
Increase in accounts receivable and billed portion of finance receivables	(63)	(111)	(140)	(160)
Collections of deferred proceeds from sales of receivables	51	74	99	133
(Increase) decrease in inventories	(30)	7	(88)	(92)
Increase in equipment on operating leases	(50)	(68)	(102)	(130)
Decrease in finance receivables	69	21	134	85
Collections on beneficial interest from sales of finance receivables	5	7	11	15
Decrease (increase) in other current and long-term assets	14	46	(43)	9
Decrease in accounts payable and accrued compensation	(21)	(90)	—	(166)
(Decrease) increase in other current and long-term liabilities	—	(50)	3	(114)
Net change in income tax assets and liabilities	5	10	(36)	(22)
Net change in derivative assets and liabilities	44	(66)	99	(49)
Other operating, net	(4)	86	12	170
Net cash provided by operating activities of continuing operations	343	259	533	346
Net cash used in operating activities of discontinued operations	(15)	(82)	(95)	(194)
Net cash provided by operating activities	328	177	438	152
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(13)	(27)	(30)	(46)
Proceeds from sales of land, buildings and equipment	—	1	1	20
Cost of additions to internal use software	(8)	(11)	(17)	(24)
Acquisitions, net of cash acquired	(65)	—	(76)	(18)
Other investing, net	9	3	10	4
Net cash used in investing activities of continuing operations	(77)	(34)	(112)	(64)
Net cash used in investing activities of discontinued operations	—	(33)	—	(128)
Net cash used in investing activities	(77)	(67)	(112)	(192)
Cash Flows from Financing Activities:
Net proceeds on short-term debt	—	249	1	998
Proceeds from issuance of long-term debt	2	5	5	9
Payments on long-term debt	(2)	(257)	(1,330)	(965)
Common stock dividends	(64)	(78)	(145)	(149)
Preferred stock dividends	(4)	(6)	(10)	(12)
Proceeds from issuances of common stock	—	2	—	3
Repurchases related to stock-based compensation	(1)	—	(8)	—
Distributions to noncontrolling interests	(11)	(1)	(12)	(12)
Proceeds from Conduent	—	—	161	—
Other financing	—	(1)	—	(1)
Net cash used in financing activities	(80)	(87)	(1,338)	(129)
Effect of exchange rate changes on cash and cash equivalents	30	(8)	35	4
Increase in cash of discontinued operations	—	(18)	—	(20)
Increase (decrease) in cash and cash equivalents	201	(3)	(977)	(185)
Cash and cash equivalents at beginning of period	1,045	1,046	2,223	1,228
Cash and Cash Equivalents at End of Period	$1,246	$1,043	$1,246	$1,043

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
Overview
On December 31, 2016, Xerox Corporation completed the Separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated ("Conduent"), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). The Separation and Distribution were structured to be tax-free for Xerox Corporation stockholders for federal income tax purposes. Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. After the Separation, Xerox retained the DT/DO businesses and Xerox does not beneficially own any shares of Conduent common stock.
As a result of the Separation and Distribution, the financial position and results of operations of the BPO business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The accompanying Notes to the Condensed Consolidated Financial Statements have all been revised to reflect the effect of the Separation and Distribution and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation and Distribution as a final adjustment to the balances at December 31, 2016. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
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

Xerox 2017 Form 10-Q

all significant operating decisions are largely based upon an analysis of Xerox at the consolidated level, including assessments related to the company’s incentive compensation plan, as well as operating decisions at the Board level.
Reverse Stock Split
On May 23, 2017, the Board of Directors authorized a reverse stock split of the issued and outstanding Xerox common stock at a ratio of one-for-four shares, together with the proportionate reduction in the authorized shares of its common stock from 1,750,000,000 shares to 437,500,000 shares. Shareholder approval for the reverse stock split was obtained at the company's Annual Shareholder Meeting on May 23, 2017 and the reverse stock split became effective on June 14, 2017. At the effective time, every four shares of the company’s common stock that were issued and outstanding were automatically combined into one issued and outstanding share, without any change in par value of such shares. Accordingly, we reclassified $760 from Common stock to Additional paid-in capital. The reverse stock split also correspondingly affected all outstanding Xerox equity awards and outstanding convertible securities.
All authorized, issued and outstanding stock and per share amounts contained in the accompanying Condensed Consolidated Financial Statements have been adjusted to reflect this reverse stock split for all prior periods presented.
Note 2 – Correction of Fuji Xerox Misstatement in Prior Period Financial Statements
Fuji Xerox is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. On April 20, 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. In first quarter 2017, Xerox's Equity in net income of unconsolidated affiliates included an out-of-period charge of approximately $301, which represented our estimated share at that time of the cumulative Fujifilm adjustments from this initial review of JPY 22 billion (approximately $200 based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89), as publicly disclosed by Fujifilm. In the first quarter 2017, the impact of this adjustment was not considered to be material to any of our previously issued financial statements nor was it considered to be material to Xerox's anticipated full year 2017 results.
The IIC’s review, completed during the second quarter 2017, subsequently identified additional adjustments from the amount initially disclosed by Fujifilm and recorded by Xerox in the first quarter 2017, bringing the total aggregate adjustments to approximately JPY 40 billion (approximately $360 based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The additional adjustments identified by the IIC during the second quarter 2017, primarily related to misstatements at Fuji Xerox's Australian subsidiary, as well as certain other adjustments. We determined that our cumulative share of the revised amount of total adjustments identified as part of the investigation was approximately $902 and impacted our fiscal years 2009 through 2017.
Accordingly, in the second quarter 2017, we updated our previous materiality evaluation with the additional adjustments identified by the IIC during the second quarter 2017 and determined that the misstatements to our Equity in net income of unconsolidated affiliates in prior years and the first quarter of 2017 continued to be immaterial to our previously issued financial statements. However, based on this updated evaluation, we concluded that the cumulative correction of these misstatements would have had a material effect on our current year consolidated financial statements. Accordingly, we will revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. Certain of the corrections discussed above affected periods prior to fiscal year 2014, and this effect has been reflected as a cumulative, net of tax adjustment to reduce retained earnings as of January 1, 2014 by $69. The effect of the revision on our previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
_____________

(1)
The difference between the $30 out-of-period adjustment recorded in the first quarter 2017 and the revision adjustment of $24 in the revision table for the three months ended March 31, 2017 primarily relates to the additional adjustments subsequently identified as part of the IIC review as described above.

(2)
The difference between the aggregate revision to retained earnings and the $90 impact at March 31, 2017 is primarily due to currency and the impact of adjustments recorded directly by Xerox in the first quarter 2017.

Xerox 2017 Form 10-Q

Revised Annual Consolidated Statements of Income
The following tables reconcile selected lines from the company’s first quarter of 2017 and fiscal years of 2016, 2015 and 2014 Consolidated Statements of Income (Loss) from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment(1)	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$16	$24	$40	$121	$6	$127
Income from Continuing Operations	24	24	48	627	6	633
Net Income (Loss)	18	24	42	(466)	6	(460)
Net Income (Loss) Attributable to Xerox	16	24	40	(477)	6	(471)

Net income from continuing operations attributable to Xerox	$22	$24	$46	$616	$6	$622

Basic Earnings (Loss) per Share:
Continuing operations	$0.07	$0.10	$0.17	$2.33	$0.03	$2.36
Total	$0.05	$0.09	$0.14	$(1.98)	$0.03	$(1.95)

Diluted Earnings (Loss) per Share:
Continuing operations	$0.07	$0.09	$0.16	$2.31	$0.02	$2.33
Total	$0.05	$0.09	$0.14	$(1.96)	$0.03	$(1.93)

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$135	$(26)	$109	$160	$(18)	$142
Income from Continuing Operations	866	(26)	840	1,052	(18)	1,034
Net Income	492	(26)	466	1,036	(18)	1,018
Net Income Attributable to Xerox	474	(26)	448	1,013	(18)	995

Net income from continuing operations attributable to Xerox	$848	$(26)	$822	$1,029	$(18)	$1,011

Basic Earnings per Share:
Continuing operations	$3.10	$(0.10)	$3.00	$3.48	$(0.06)	$3.42
Total	$1.69	$(0.10)	$1.59	$3.43	$(0.06)	$3.37

Diluted Earnings per Share:
Continuing operations	$3.06	$(0.09)	$2.97	$3.43	$(0.06)	$3.37
Total	$1.67	$(0.09)	$1.58	$3.38	$(0.06)	$3.32
_____________
Note: The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2017 Form 10-Q

Revised Consolidated Statements of Comprehensive Income (Loss)
The following tables reconcile selected lines from the company’s first quarter of 2017 and fiscal years of 2016, 2015 and 2014 Consolidated Statements of Comprehensive Income (Loss) from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net Income (Loss)	$18	$24	$42	$(466)	$6	$(460)
Net Income (Loss) Attributable to Xerox	16	24	40	(477)	6	(471)

Translation adjustments, net	$136	$(3)	$133	$(346)	$(1)	$(347)
Other Comprehensive Income (Loss), Net	170	(3)	167	(235)	(1)	(236)
Other Comprehensive Income (Loss), Net Attributable to Xerox	169	(3)	166	(232)	(1)	(233)

Comprehensive Income (Loss), Net	$188	$21	$209	$(701)	$5	$(696)
Comprehensive Income (Loss), Net Attributable to Xerox	185	21	206	(709)	5	(704)

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net Income	$492	$(26)	$466	$1,036	$(18)	$1,018
Net Income Attributable to Xerox	474	(26)	448	1,013	(18)	995

Translation adjustments, net	$(660)	$9	$(651)	$(734)	$6	$(728)
Other Comprehensive Loss, Net	(484)	9	(475)	(1,381)	6	(1,375)
Other Comprehensive Loss, Net Attributable to Xerox	(483)	9	(474)	(1,380)	6	(1,374)

Comprehensive Income (Loss), Net	$8	$(17)	$(9)	$(345)	$(12)	$(357)
Comprehensive Loss, Net Attributable to Xerox	(9)	(17)	(26)	(367)	(12)	(379)

Revised Consolidated Balance Sheets
The following table reconciles selected lines from the company’s Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 and 2015 from the previously reported amounts to the revised amounts:

	As of March 31, 2017			As of December 31, 2016			As of December 31, 2015
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Investments in affiliates, at equity	$1,477	$(73)	$1,404	$1,388	$(94)	$1,294	$1,382	$(99)	$1,283
Total Assets	15,916	(73)	15,843	18,145	(94)	18,051	25,541	(99)	25,442

Retained earnings	$4,987	$(81)	$4,906	$5,039	$(105)	$4,934	$9,686	$(111)	$9,575
Accumulated other comprehensive loss	(4,179)	8	(4,171)	(4,348)	11	(4,337)	(4,642)	12	(4,630)
Xerox shareholders' equity	4,926	(73)	4,853	4,803	(94)	4,709	9,074	(99)	8,975
Total Equity	4,966	(73)	4,893	4,841	(94)	4,747	9,117	(99)	9,018
Total Liabilities and Equity	15,916	(73)	15,843	18,145	(94)	18,051	25,541	(99)	25,442

Xerox 2017 Form 10-Q

Revised Consolidated Statements of Cash Flows from Operations
The revision did not have an impact on the company’s operating cash flows. The following table reconciles selected lines from the company’s first quarter of 2017 and fiscal years of 2016, 2015 and 2014 Consolidated Statements of Cash Flows from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities:
Net Income (Loss)	$18	$24	$42	$(466)	$6	$(460)
Income from Continuing Operations	24	24	48	627	6	633

Undistributed equity in net income of unconsolidated affiliates	$(16)	$(24)	$(40)	$(69)	$(6)	$(75)

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities:
Net Income	$492	$(26)	$466	$1,036	$(18)	$1,018
Income from Continuing Operations	866	(26)	840	1,052	(18)	1,034

Undistributed equity in net income of unconsolidated affiliates	$(79)	$26	$(53)	$(91)	$18	$(73)

Revised Quarterly Results of Operations
The following tables reconcile selected lines from the company’s 2016 and 2015 quarterly Consolidated Statements of Income (Loss) from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$37	$(3)	$34	$22	$4	$26
Income from Continuing Operations	71	(3)	68	195	4	199
Net Income	36	(3)	33	157	4	161
Net Income Attributable to Xerox	34	(3)	31	154	4	158

Basic Earnings per Share:
Continuing operations	$0.25	$(0.01)	$0.24	$0.74	$0.01	$0.75
Total	$0.11	$(0.01)	$0.10	$0.59	$0.01	$0.60

Diluted Earnings per Share:
Continuing operations	$0.24	$(0.01)	$0.23	$0.73	$0.02	$0.75
Total	$0.11	$(0.01)	$0.10	$0.58	$0.02	$0.60

Xerox 2017 Form 10-Q

	Three Months Ended September 30, 2016			Three Months Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$39	$1	$40	$23	$4	$27
Income from Continuing Operations	177	1	178	184	4	188
Net Income (Loss)	185	1	186	(844)	4	(840)
Net Income (Loss) Attributable to Xerox	182	1	183	(847)	4	(843)

Basic Earnings (Loss) per Share:
Continuing operations	$0.66	$—	$0.66	$0.69	$0.02	$0.71
Total	$0.69	$—	$0.69	$(3.37)	$0.02	$(3.35)

Diluted Earnings (Loss) per Share:
Continuing operations	$0.65	$0.01	$0.66	$0.68	$0.02	$0.70
Total	$0.68	$0.01	$0.69	$(3.32)	$0.02	$(3.30)

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$34	$(18)	$16	$29	$(4)	$25
Income from Continuing Operations	189	(18)	171	210	(4)	206
Net Income	230	(18)	212	17	(4)	13
Net Income Attributable to Xerox	225	(18)	207	12	(4)	8

Basic Earnings per Share:
Continuing operations	$0.64	$(0.06)	$0.58	$0.73	$(0.01)	$0.72
Total	$0.79	$(0.07)	$0.72	$0.02	$(0.01)	$0.01

Diluted Earnings per Share:
Continuing operations	$0.63	$(0.06)	$0.57	$0.72	$(0.01)	$0.71
Total	$0.78	$(0.07)	$0.71	$0.02	$(0.01)	$0.01

	Three Months Ended September 30, 2015			Three Months Ended December 31, 2015
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$40	$—	$40	$32	$(4)	$28
Income from Continuing Operations	206	—	206	261	(4)	257
Net (Loss) Income	(31)	—	(31)	276	(4)	272
Net (Loss) Income Attributable to Xerox	(34)	—	(34)	271	(4)	267

Basic (Loss) Earnings per Share:
Continuing operations	$0.75	$—	$0.75	$0.99	$(0.02)	$0.97
Total	$(0.16)	$—	$(0.16)	$1.05	$(0.02)	$1.03

Diluted (Loss) Earnings per Share:
Continuing operations	$0.75	$—	$0.75	$0.98	$(0.02)	$0.96
Total	$(0.16)	$—	$(0.16)	$1.04	$(0.02)	$1.02
_____________
Note: The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2017 Form 10-Q

Note 3 – Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2018. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). In April 2016, the FASB issued ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients. We will adopt this standard beginning January 1, 2018 and expect to use the permitted modified retrospective method. Under current revenue recognition guidance, a significant majority of our revenue is recorded when we invoice customers, as that is normally the point at which all the revenue recognition criteria are met. Under ASU 2014-09, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Additionally, based on the nature of our contracts, we expect to continue to recognize revenue upon invoicing the customer for the large majority of our revenue when we adopt ASU 2014-09. Accordingly, the adoption of this standard is not expected to have a material impact for the large majority of our revenues. Lastly, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these sales are not expected to be impacted by the adoption of ASU 2014-09. We are continuing to evaluate certain contracts, which are more complex or where revenue recognition criteria are not currently met when invoicing occurs, to determine their treatment under ASU 2014-09. Although at this time we do not expect a material change in our revenue recognition, we expect to continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements throughout the remainder of 2017. Additionally, we are also assessing the impacts of the additional disclosures required by ASU 2014-09 and cost deferral guidance required by ASU 2014-09. Our deferral of costs are minimal under our current practice and therefore the new guidance is expected to require more cost deferrals upon adoption. We are currently assessing the types and amounts of costs that may be eligible for deferral under the new standard.
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

Xerox 2017 Form 10-Q

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We held $131 and $179 of restricted cash, currently reported in other current or long-term assets at June 30, 2017 and December 31, 2016, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. We adopted ASU 2016-09 effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on our financial condition, results of operations or cash flows. However, the impacts may vary and may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the company's common stock at the date of vesting for share-based awards. For the three and six months ended June 30, 2017, we recognized $0 and $2, respectively, of additional tax expense related to the application of this update.
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

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net retirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. This update is effective for us beginning January 1, 2018. The amendment will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 14 - Employee Benefit Plans for the service cost component and other components of net retirement benefit cost.

Xerox 2017 Form 10-Q

Other Updates
In 2017, 2016 and 2015, the FASB also issued the following Accounting Standards Updates which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Service Concession Arrangements: ASU 2017-10, (Topic 853) Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). This update is effective for our fiscal year beginning January 1, 2018.

•	Compensation - Stock Compensation: ASU 2017-09, (Topic 718) Scope of Modification Accounting. This update is effective for our fiscal year beginning January 1, 2018.

•
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: ASU 2017-05, (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update is effective for our fiscal year beginning January 1, 2018.

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

Note 4 – Acquisitions
Xerox is focused on increasing its Small and Mid-sized (SMB) coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions. During 2017, distribution acquisitions totaled $76 and included the acquisition of MT Business Technologies, Inc. (MT Business), an Ohio-based multi-brand dealer, and one smaller multi-brand dealer in Iowa. MT Business provides office equipment, productivity solutions and managed print services to organizations throughout Ohio and South Eastern Michigan. The acquisition of MT Business opens new market opportunities in Ohio, including large metropolitan areas such as Cleveland and Columbus.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition dates. The purchase prices were all cash and were primarily allocated to intangible assets and goodwill based on management’s estimates which included, in certain situations, third-party valuations.

Xerox 2017 Form 10-Q

Note 5 – Divestitures
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
Separation costs are included in Loss from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Separation costs	$—	$28	$8	$36
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
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$1,597	$—	$3,268

Cost of services	—	1,343	—	2,752
Other expenses(1)	—	300	8	611
Total costs and expenses	—	1,643	8	3,363

Net loss before income taxes	—	(46)	(8)	(95)
Income tax benefit	—	8	2	22
Loss from discontinued operations, net of tax	$—	$(38)	$(6)	$(73)
_____________
(1) The three and six months ended June 30, 2016 include $6 and $7, respectively, of interest on the $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation and therefore was reported in the Loss from discontinued operations.
Refer to Note 11 - Debt for additional information regarding the Separation Debt Activity.
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

Xerox 2017 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2017	December 31, 2016
Invoiced	$713	$651
Accrued	380	374
Allowance for doubtful accounts	(56)	(64)
Accounts Receivable, Net	$1,037	$961
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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances, a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Consolidated Balance Sheets and were $57 and $48 at June 30, 2017 and December 31, 2016, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $548 and $531 remained uncollected as of June 30, 2017 and December 31, 2016, respectively.
Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accounts receivable sales	$567	$582	$1,078	$1,174
Deferred proceeds	56	59	108	130
Loss on sales of accounts receivable	3	4	6	8
Estimated increase (decrease) to operating cash flows(1)	54	(11)	(11)	15
__________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency.

Xerox 2017 Form 10-Q

Note 7 - Finance Receivables, Net
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(3)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Provision	4	1	1	—	6
Charge-offs	(10)	(1)	(3)	—	(14)
Recoveries and other(3)	1	—	4	—	5
Balance at June 30, 2017	$48	$16	$42	$2	$108
Finance receivables as of June 30, 2017 collectively evaluated for impairment (4)	$2,028	$383	$1,336	$64	$3,811

Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Provision	—	1	7	—	8
Charge-offs	(3)	(2)	(3)	—	(8)
Recoveries and other(3)	—	1	(2)	—	(1)
Balance at June 30, 2016	$54	$18	$51	$2	$125
Finance receivables as of June 30, 2016 collectively evaluated for impairment(4)	$2,149	$389	$1,424	$64	$4,026
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $108 and $125 at June 30, 2017 and 2016, respectively.
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

Xerox 2017 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2017				December 31, 2016
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$162	$341	$98	$601	$181	$342	$95	$618
Government and education	490	60	8	558	543	57	8	608
Graphic arts	116	115	95	326	138	102	107	347
Industrial	81	77	24	182	82	78	24	184
Healthcare	81	47	16	144	79	47	17	143
Other	69	95	53	217	82	103	53	238
Total United States	999	735	294	2,028	1,105	729	304	2,138
Finance and other services	53	43	21	117	54	43	15	112
Government and education	48	5	3	56	52	6	2	60
Graphic arts	36	33	30	99	39	37	24	100
Industrial	20	12	9	41	21	13	6	40
Other	32	26	12	70	33	25	8	66
Total Canada	189	119	75	383	199	124	55	378
France	191	231	50	472	181	222	51	454
U.K./Ireland(4)	96	155	11	262	95	148	10	253
Central(1)	187	145	18	350	182	148	19	349
Southern(2)	38	150	13	201	36	131	14	181
Nordics(3)	28	22	1	51	26	22	1	49
Total Europe	540	703	93	1,336	520	671	95	1,286
Other	37	23	4	64	35	15	2	52
Total	$1,765	$1,580	$466	$3,811	$1,859	$1,539	$456	$3,854
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)	The December 31, 2016 amounts have been revised to conform to 2017 presentation.

Xerox 2017 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$12	$1	$1	$14	$587	$601	$10
Government and education	14	—	3	17	541	558	19
Graphic arts	14	1	—	15	311	326	6
Industrial	4	—	1	5	177	182	5
Healthcare	4	—	1	5	139	144	5
Other	6	1	1	8	209	217	4
Total United States	54	3	7	64	1,964	2,028	49
Canada	3	—	—	3	380	383	9
France	3	—	—	3	469	472	14
U.K./Ireland	3	—	—	3	259	262	—
Central(1)	2	1	1	4	346	350	6
Southern(2)	6	1	1	8	193	201	6
Nordics(3)	—	—	—	—	51	51	—
Total Europe	14	2	2	18	1,318	1,336	26
Other	3	—	—	3	61	64	—
Total	$74	$5	$9	$88	$3,723	$3,811	$84

	December 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$13	$3	$1	$17	$601	$618	$11
Government and education	10	4	3	17	591	608	25
Graphic arts	13	1	—	14	333	347	5
Industrial	4	1	1	6	178	184	5
Healthcare	3	1	1	5	138	143	5
Other	9	2	1	12	226	238	5
Total United States	52	12	7	71	2,067	2,138	56
Canada	3	—	—	3	375	378	8
France	3	—	—	3	451	454	20
U.K./Ireland	2	1	—	3	250	253	1
Central(1)	2	1	—	3	346	349	5
Southern(2)	5	1	1	7	174	181	6
Nordics(3)	1	—	—	1	48	49	1
Total Europe	13	3	1	17	1,269	1,286	33
Other	3	—	—	3	49	52	—
Total	$71	$15	$8	$94	$3,760	$3,854	$97
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2017 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2017	December 31, 2016
Finished goods	$783	$713
Work-in-process	59	47
Raw materials	102	81
Total Inventories	$944	$841

Note 9 – Investment in Affiliates, at Equity
Our Equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fuji Xerox	$18	$23	$55	$53
Other investments	2	3	5	7
Total Equity in Net Income of Unconsolidated Affiliates	$20	$26	$60	$60
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information regarding the results of a review of accounting practices at Fuji Xerox and the associated impact of adjustments from that review on previously reported Equity in net income of unconsolidated affiliates. The summarized financial data below for Fuji Xerox has likewise been revised accordingly to reflect the impact of those adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Summary of Operations:
Revenues	$2,325	$2,450	$4,884	$5,092
Costs and expenses	2,191	2,316	4,543	4,772
Income before income taxes	134	134	341	320
Income tax expense	32	42	76	91
Net Income	102	92	265	229
Less: Net income – noncontrolling interests	1	2	2	4
Net Income – Fuji Xerox	$101	$90	$263	$225
Weighted Average Exchange Rate(1)	111.01	108.05	112.42	111.93
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 10 – Restructuring Programs
During the six months ended June 30, 2017, we recorded net restructuring and asset impairment charges of $143, which included approximately $160 of severance costs related to headcount reductions of approximately 1,500 employees worldwide and $3 of lease cancellation costs. These costs were partially offset by $20 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
We also recorded $17 of costs during the six months ended June 30, 2017, primarily related to professional support services associated with the implementation of the Strategic Transformation program.

Xerox 2017 Form 10-Q

Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2016	$104	$23	$—	$127
Provision	110	2	—	112
Reversals	(2)	—	—	(2)
Net current period charges(1)	108	2	—	110
Charges against reserve and currency	(58)	(1)	—	(59)
Balance at March 31, 2017	$154	$24	$—	$178
Provision	50	1	—	51
Reversals	(13)	(5)	—	(18)
Net current period charges(1)	37	(4)	—	33
Charges against reserve and currency	(43)	(17)	—	(60)
Balance at June 30, 2017	$148	$3	$—	$151
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Charges against reserve and currency	$(60)	$(25)	$(119)	$(44)
Asset impairments	—	—	—	—
Effects of foreign currency and other non-cash items	(7)	1	(8)	(1)
Restructuring Cash Payments	$(67)	$(24)	$(127)	$(45)

Note 11 – Debt

Debt Exchange
In March 2017, we completed a private offering to exchange portions of certain outstanding Senior Notes due 2018 through 2020 (collectively, the old notes), listed below, for $300 of new Senior Notes due 2022 and $322 in cash consideration, which includes a $22 exchange premium.

The following principal amounts of each series of old notes were validly tendered and subsequently cancelled:

Maturity Date	Coupon	Principal Amount Exchanged	4.07% Senior Notes Due March 2022	Cash Consideration
Senior Notes due May 15, 2018	6.350%	$260	$130	$143
Senior Notes due March 15, 2019	2.750%	94	47	48
Senior Notes due December 15, 2019	5.625%	96	48	56
Senior Notes due May 15, 2020	2.800%	87	44	43
Senior Notes due August 20, 2020	3.500%	38	19	20
Senior Notes due September 1, 2020	2.750%	25	12	12
Total		$600	$300	$322

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

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense(1)	$57	$74	$126	$161
Interest income(2)	76	84	154	168
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of June 30, 2017, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $5 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at June 30, 2017:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$5	2.69%	4.5%	Libor	2021

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
•Foreign currency-denominated assets and liabilities

•	Forecasted purchases and sales in foreign currency
At June 30, 2017 and December 31, 2016, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,665 and $3,149 respectively, with terms of less than 12 months. The associated currency exposures being hedged at June 30, 2017 were materially consistent with our year-end currency exposures, with the exception of our Euro/U.K. Pound Sterling exposure, which decreased by approximately $580 (currencies hedged - buy/sell). There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net liability fair value of these contracts were $26 and $20 as of June 30, 2017 and December 31, 2016, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$—	$6
	Other current liabilities	(26)	(26)
Interest rate swaps	Other long-term assets	5	4
	Other long-term liabilities	—	—
	Net Designated Derivative Liability	$(21)	$(16)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$82
	Other current liabilities	(33)	(13)
	Net Undesignated Derivative (Liability) Asset	$(30)	$69

Summary of Derivatives	Total Derivative Assets	$8	$92
	Total Derivative Liabilities	(59)	(39)
	Net Derivative (Liability) Asset	$(51)	$53

Xerox 2017 Form 10-Q

Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2017	2016	2017	2016
Fair Value Hedges - Interest rate contracts
Derivative gain recognized in interest expense	$2	$2	$1	$11
Hedged item loss recognized in interest expense	(2)	(2)	(1)	(11)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative (loss) gain recognized in OCI (effective portion)	$(22)	$41	$(13)	$57
Derivative (loss) gain reclassified from AOCL to income - Cost of sales (effective portion)	(4)	8	(8)	7

During the three and six months ended June 30, 2017 and 2016 no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2017, a net after-tax loss of $19 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments (Losses) Gains
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of (losses) gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative (Loss) Gain	2017	2016	2017	2016
Foreign exchange contracts – forwards	Other expense – Currency (loss) gain, net	$(14)	$78	$(10)	$149
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three and six months ended June 30, 2017, currency losses, net were $(1) and $(4), respectively. For the three and six months ended June 30, 2016, currency gains (losses), net were $1 and $(3), respectively.

Xerox 2017 Form 10-Q

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2017	December 31, 2016
Assets:
Foreign exchange contracts - forwards	$3	$88
Interest rate swaps	5	4
Deferred compensation investments in mutual funds	16	15
Total	$24	$107
Liabilities:
Foreign exchange contracts - forwards	$59	$39
Deferred compensation plan liabilities	18	17
Total	$77	$56
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,246	$1,246	$2,223	$2,223
Accounts receivable, net	1,037	1,037	961	961
Short-term debt	765	781	1,011	1,015
Long-term debt	4,236	4,407	5,305	5,438
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

Xerox 2017 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$8	$10	$1	$2
Interest cost	32	34	38	51	7	8
Expected return on plan assets	(30)	(35)	(54)	(67)	—	—
Recognized net actuarial loss	6	7	19	17	—	—
Amortization of prior service credit	(1)	(1)	(1)	(1)	(1)	(1)
Recognized settlement loss	19	17	—	—	—	—
Defined Benefit Plans	27	23	10	10	7	9
Defined contribution plans	7	8	7	7	n/a	n/a
Net Periodic Benefit Cost	34	31	17	17	7	9

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(1)	12	134	—	—	(11)	(34)
Amortization of prior service credit	1	1	1	1	1	1
Amortization of net actuarial loss	(25)	(24)	(19)	(17)	—	—
Total Recognized in Other Comprehensive Income (Loss)(2)	(12)	111	(18)	(16)	(10)	(33)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$22	$142	$(1)	$1	$(3)	$(24)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016	2017	2016
Service cost	$2	$2	$15	$16	$2	$3
Interest cost	66	71	77	101	14	16
Expected return on plan assets	(61)	(74)	(107)	(129)	—	—
Recognized net actuarial loss	11	12	38	34	—	1
Amortization of prior service credit	(1)	(1)	(2)	(2)	(2)	(2)
Recognized settlement loss	61	46	—	—	—	—
Defined Benefit Plans	78	56	21	20	14	18
Defined contribution plans	13	15	14	16	n/a	n/a
Net Periodic Benefit Cost	91	71	35	36	14	18

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain)(1)	20	257	—	—	(11)	(34)
Amortization of prior service credit	1	1	2	2	2	2
Amortization of net actuarial loss	(72)	(58)	(38)	(34)	—	(1)
Total Recognized in Other Comprehensive Income(2)	(51)	200	(36)	(32)	(9)	(33)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$40	$271	$(1)	$4	$5	$(15)
__________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income (loss). Refer to Note 16 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.

Xerox 2017 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	Estimated 2017	2016
U.S. Plans	$12	$11	$174	$24
Non-U.S. Plans	34	57	176	154
Total Pension	$46	$68	$350	$178

Retiree Health	$32	$30	$63	$61
The estimated 2017 U.S. pension plan contributions of $174 include $150 for our domestic tax-qualified defined benefit plans, comprised of $15 to meet the minimum funding requirements and $135 of additional voluntary contributions.
Note 15 – Shareholders’ Equity
As previously disclosed in Note 1 - Basis of Presentation, a one-for-four reverse stock split became effective on June 14, 2017 for all authorized, issued and outstanding shares of Xerox common stock. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.
The historical statements of Shareholders' Equity were not revised to reflect the effect of the Separation and instead reflect the Separation as a final adjustment to the balances at December 31, 2016. Refer to Note 5 - Divestitures for additional information regarding the Separation.

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	206	327	533	7	540
Cash dividends declared - common(1)	—	—	(129)	—	(129)	—	(129)
Cash dividends declared - preferred(2)	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at June 30, 2017	$254	$3,875	$5,004	$(4,010)	$5,123	$35	$5,158

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$253	$3,777	$9,575	$(4,630)	$8,975	$43	$9,018
Comprehensive income, net	—	—	189	49	238	4	242
Cash dividends declared - common(1)	—	—	(159)	—	(159)	—	(159)
Cash dividends declared - preferred(2)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	—	30	—	—	30	—	30
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Balance at June 30, 2016	$253	$3,807	$9,593	$(4,581)	$9,072	$38	$9,110
_____________________________

(1)	Cash dividends declared on common stock of $0.25 per share in each quarter of 2017 and $0.31 per share in each quarter of 2016.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2017 and 2016.

(3)	Refer to Note 16 - Other Comprehensive Income (Loss) for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during first or second quarter 2017.

Xerox 2017 Form 10-Q

Note 16 - Other Comprehensive Income (Loss)
As previously disclosed in Note 1 - Basis of Presentation, the historical statements of Other Comprehensive Income (Loss) have not been revised to reflect the effect of the Separation. Refer to Note 5 - Divestitures for additional information regarding the Separation. Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$204	$204	$(80)	$(82)	$338	$337	$111	$107
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(22)	(17)	41	30	(13)	(11)	57	39
Changes in cash flow hedges reclassed to earnings(1)	4	2	(8)	(5)	8	4	(7)	(5)
Other gains (losses)	1	1	(1)	(1)	1	1	(1)	(1)
Net Unrealized (Losses) Gains	(17)	(14)	32	24	(4)	(6)	49	33

Defined Benefit Plans (Losses) Gains:
Net actuarial losses	(1)	(1)	(100)	(62)	(9)	(6)	(223)	(138)
Prior service amortization(2)	(3)	(2)	(3)	(2)	(5)	(3)	(5)	(3)
Actuarial loss amortization/settlement(2)	44	30	41	28	110	74	93	63
Fuji Xerox changes in defined benefit plans, net(3)	8	8	(25)	(25)	21	21	(100)	(100)
Other (losses) gains(4)	(64)	(64)	81	81	(89)	(89)	86	86
Changes in Defined Benefit Plans (Losses) Gains	(16)	(29)	(6)	20	28	(3)	(149)	(92)

Other Comprehensive Income (Loss)	171	161	(54)	(38)	362	328	11	48
Less: Other comprehensive (loss) income attributable to noncontrolling interests	—	—	(1)	(1)	1	1	(1)	(1)
Other Comprehensive Income (Loss) Attributable to Xerox	$171	$161	$(53)	$(37)	$361	$327	$12	$49
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2017	December 31, 2016
Cumulative translation adjustments	$(1,927)	$(2,263)
Other unrealized losses, net	(19)	(13)
Benefit plans net actuarial losses and prior service credits(1)	(2,064)	(2,061)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,010)	$(4,337)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2017 Form 10-Q

Note 17 – Earnings per Share
As previously disclosed in Note 1 - Basis of Presentation, a one-for-four reverse stock split became effective on June 14, 2017 for all authorized, issued and outstanding shares of Xerox common stock. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$166	$196	$212	$262
Accrued dividends on preferred stock	(3)	(6)	(7)	(12)
Adjusted Net income from continuing operations available to common shareholders	163	190	205	250
Net loss from discontinued operations attributable to Xerox	—	(38)	(6)	(73)
Adjusted Net income available to common shareholders	$163	$152	$199	$177

Weighted average common shares outstanding	254,193	253,321	254,107	253,291
Basic Earnings (Loss) per Share:
Continuing operations	$0.64	$0.75	$0.81	$0.99
Discontinued operations	—	(0.15)	(0.03)	(0.29)
Basic Earnings per Share	$0.64	$0.60	$0.78	$0.70

Diluted Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$166	$196	$212	$262
Accrued dividends on preferred stock	—	(6)	(7)	(12)
Adjusted Net income from continuing operations available to common shareholders	166	190	$205	$250
Net loss from discontinued operations attributable to Xerox	—	(38)	(6)	(73)
Adjusted Net income available to common shareholders	$166	$152	$199	$177

Weighted average common shares outstanding	254,193	253,321	254,107	253,291
Common shares issuable with respect to:
Stock options	—	205	—	209
Restricted stock and performance shares	2,275	1,979	2,190	1,789
Convertible preferred stock	6,742	—	—	—
Adjusted Weighted average common shares outstanding	263,210	255,505	256,297	255,289
Diluted Earnings (Loss) per Share:
Continuing operations	$0.63	$0.75	$0.80	$0.98
Discontinued operations	—	(0.15)	(0.02)	(0.28)
Diluted Earnings per Share	$0.63	$0.60	$0.78	$0.70

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	—	486	—	483
Restricted stock and performance shares	2,375	3,977	2,460	4,167
Convertible preferred stock	—	6,742	6,742	6,742
Total Anti-Dilutive Securities	2,375	11,205	9,202	11,392

Dividends per Common Share	$0.25	$0.31	$0.50	$0.62

Xerox 2017 Form 10-Q

Note 18 – Contingencies and Litigation
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2017, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $600, with the decrease from our December 31, 2016 balance of approximately $750, primarily related to closed cases, partially offset by interest. With respect to the unreserved balance of $600, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2017, we had $76 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of approximately $142 and $94, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of June 30, 2017. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. On August 4, 2017, the State of Texas filed a Second Amended Petition, which makes substantially similar allegations and seeks similar remedies as the original lawsuit. The defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December

Xerox 2017 Form 10-Q

31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.
Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Other Contingencies
We have issued or provided approximately $386 of guarantees as of June 30, 2017 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Overview
Fuji Xerox Accounting Review
Fuji Xerox is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation ("Fujifilm"), in which Xerox holds a noncontrolling 25% equity interest. On April 20, 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary. During the second quarter 2017, the IIC's review of the appropriateness of the accounting practices at Fuji Xerox related to the recovery of receivables associated with certain bundled leasing transactions in Fuji Xerox’s New Zealand and Australian subsidiaries was completed. The review identified total adjustments of approximately JPY 40 billion (approximately $360 million based on the YEN/U.S. Dollar spot exchange rate of 111.89 at March 31, 2017) were required to Fuji Xerox’s results for the period 2009 through 2017. Xerox determined that its share of that amount was approximately $90 million2. Although the company determined that the impact to its equity income was immaterial to its previously issued financial statements, the cumulative correction would have a material effect on the company’s current year consolidated financial statements. Accordingly, Xerox will revise its previously issued annual consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. Prior period amounts throughout this section have been adjusted to incorporate the revised amounts, where applicable. Refer to Note 2- Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information regarding this matter.
Reverse Stock Split
On May 23, 2017, the Board of Directors authorized and shareholders approved a reverse stock split of outstanding Xerox common stock at a ratio of one-for-four shares, together with the proportionate reduction in the authorized shares of its common stock from 1,750,000,000 shares to 437,500,000 shares. The reverse stock split became effective on June 14, 2017. Refer to Note 1- Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the reverse stock split.
Segment Changes
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017, we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions are largely based upon an analysis of Xerox at the consolidated level, including assessments related to the company’s incentive compensation plans, as well as at the Board level.

Xerox 2017 Form 10-Q

Separation Update
On December 31, 2016, Xerox Corporation completed the separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated ("Conduent"), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. As a result of the Separation and Distribution, the BPO business is presented as a discontinued operation and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 5 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding the Separation.
Second Quarter 2017 Review
Total revenue of $2.57 billion for the second quarter 2017 declined 8.1% from second quarter 2016 including a 1.7-percentage point negative impact from currency. Post-sale revenue of $2.02 billion, which represented 79% of total revenues, declined 5.7% including a 1.8-percentage point negative impact from currency. The decline in post-sale revenue primarily reflects lower equipment installs and sales in prior periods and an on-going decline in page volumes. Equipment revenues of $546 million declined by 16.0%, with a 1.4-percentage point negative impact from currency. The decline in equipment revenue was driven primarily by lower mid-range sales, which partially reflects the impact of the timing of new products, a slower roll-out associated with a large portfolio transition and ongoing black-and-white revenue declines that reflected overall market decline trends. Equipment revenues were also impacted by price declines of approximately 5%. Total revenue of $5.02 billion for the six months ended June 30, 2017 declined 7.2% from the prior year period including a 1.8-percentage point negative impact from currency. Post-sale revenue of $3.97 billion, which represented 79% of total revenues, declined 5.8% including a 1.9-percentage point negative impact from currency. Equipment revenues of $1.05 billion declined by 12.1%, with a 1.5-percentage point negative impact from currency.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2017 was $166 million and $212 million, respectively, and included after-tax costs of $61 million and $193 million, respectively, related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and other discrete items, resulting in adjusted1 net income from continuing operations attributable to Xerox of $227 million and $405 million, respectively. Net income from continuing operations attributable to Xerox for three and six months ended June 30, 2016 was $196 million and $262 million, respectively, and included after-tax costs of $61 million and $178 million, respectively, related to the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted1 net income from continuing operations attributable to Xerox of $257 million and $440 million, respectively. The decrease in net income from continuing operations attributable to Xerox and adjusted1 net income for the three and six months ended June 30, 2017 as compared to the prior year periods was primarily due to higher income tax expense as the impact from lower revenues and unfavorable transaction currency was offset by productivity benefits and costs savings from our Strategic Transformation program including restructuring initiatives and lower interest expense. The decrease in net income from continuing operations attributable to Xerox for the six months ended June 30, 2017 was also impacted by higher restructuring and related costs and non-service retirement-related costs as compared to the prior year.
Operating cash flow from continuing operations for the six months ended June 30, 2017 was $533 million, as compared to $346 million for the prior year period. The increase is primarily due to working capital improvements as well as increased cash flows from the run-off of finance assets due to lower originations and installs. Cash used in investing activities from continuing operations was $112 million and included $76 million for acquisitions during the six months ended June 30, 2017. Cash used in financing activities of $1,338 million primarily reflects payments of $1.0 billion on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes, and dividend payments of $155 million partially offset by proceeds of $161 million from the final cash adjustment with Conduent.

Xerox 2017 Form 10-Q

2017 Outlook
We continue to expect total revenues to decline for 2017 in the mid-single digits range, excluding the impact of currency, which at June 30, 2017 exchange rates, is expected to have about a 0.9-percentage point negative impact on total revenues in 2017. However, we do expect to see improving revenue trends during the second half of the year as we start to realize the benefits from new product launches and other growth initiatives, which will build through the second half of the year with the greatest benefit expected in the fourth quarter. Reported and adjusted1 earnings are expected to be in line with our full-year expectations.
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

(2)
The difference between the aggregate revision to retained earnings and the $90 impact at March 31, 2017 is primarily due to currency and the impact of adjustments recorded directly by Xerox in the first quarter 2017.

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change	% of Total Revenue 2017	% of Total Revenue 2016
Equipment sales	$546	$650	(16.0)%	(14.6)%	$1,048	$1,192	(12.1)%	(10.6)%	21%	22%
Post sale revenue	2,021	2,143	(5.7)%	(3.9)%	3,973	4,216	(5.8)%	(3.9)%	79%	78%
Total Revenue	$2,567	$2,793	(8.1)%	(6.4)%	$5,021	$5,408	(7.2)%	(5.4)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,010	$1,126	(10.3)%	(9.0)%	$1,946	$2,129	(8.6)%	(7.0)%
Less: Supplies, paper and other sales	(464)	(476)	(2.5)%	(1.3)%	(898)	(937)	(4.2)%	(2.5)%
Equipment sales(1)	$546	$650	(16.0)%	(14.6)%	$1,048	$1,192	(12.1)%	(10.6)%

Services, maintenance and rentals	$1,483	$1,585	(6.4)%	(4.4)%	$2,925	$3,114	(6.1)%	(4.1)%
Add: Supplies, paper and other sales	464	476	(2.5)%	(1.3)%	898	937	(4.2)%	(2.5)%
Add: Financing	74	82	(9.8)%	(8.0)%	150	165	(9.1)%	(7.4)%
Post sale revenue(1)	$2,021	$2,143	(5.7)%	(3.9)%	$3,973	$4,216	(5.8)%	(3.9)%

North America	$1,534	$1,654	(7.3)%	(6.9)%	$3,007	$3,196	(5.9)%	(5.9)%	60%	59%
International	895	982	(8.9)%	(4.6)%	1,747	1,901	(8.1)%	(3.1)%	35%	35%
Other	138	157	(12.1)%	(12.1)%	267	311	(14.1)%	(14.1)%	5%	6%
Total Revenue(2)	$2,567	$2,793	(8.1)%	(6.4)%	$5,021	$5,408	(7.2)%	(5.4)%	100%	100%

Memo:
Managed Document Services(3)	$834	$887	(6.0)%	(3.9)%	$1,653	$1,723	(4.1)%	(1.8)%	33%	32%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems equipment sales to other sales, which are included in Post sale revenue.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding equipment revenue, Managed Document Services (MDS) was $736 million and $754 million, respectively, for the three months ended June 30, 2017 and 2016, representing a decline of 2.4% including 2.2-percentage point negative impact from currency. For the six months ended June 30, 2017 and 2016, excluding equipment revenue, MDS was $1,449 million and $1,480 million, respectively, representing a decline of 2.1% including a 2.2-percentage point negative impact from currency.

Xerox 2017 Form 10-Q

Second quarter 2017 total revenues decreased 8.1% as compared to second quarter 2016, with a 1.7-percentage point negative impact from currency. Second quarter 2017 total revenues reflect the following:
Post sale revenue decreased 5.7% as compared to second quarter 2016, with a 1.8-percentage point negative impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the Business Process Outsourcing (BPO) business upon Separation. These revenues declined 6.4%, with a 2.0-percentage point negative impact from currency; the decline at constant currency[1] reflected lower signings and installs in prior periods and the ongoing decline in page volumes.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 2.5%, with a 1.2-percentage point negative impact from currency. The decline at constant currency[1] was driven by lower original equipment manufacturer (OEM) supplies as well as lower supplies demand consistent with lower equipment sales in prior periods.

•
Financing revenue is generated from financed equipment sale transactions. The 9.8% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods, along with a 1.8-percentage point negative impact from currency.

Total revenues for the six months ended June 30, 2017 decreased 7.2% as compared to the prior year period, with a 1.8-percentage point negative impact from currency. Year-to-date 2017 total revenues reflect the following:
Post sale revenue decreased 5.8% as compared to the prior year period, with a 1.9-percentage point negative impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the Business Process Outsourcing (BPO) business upon Separation. These revenues declined 6.1%, with a 2.0-percentage point negative impact from currency; the decline at constant currency[1] reflected lower signings and installs in prior periods and the ongoing decline in page volumes.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 4.2%, with a 1.7-percentage point negative impact from currency. The decline at constant currency[1] was driven by lower original equipment manufacturer (OEM) supplies as well as lower supplies demand (both in U.S. and European channels) consistent with lower equipment sales in prior periods, partly offset by higher supplies sales in developing markets which benefited partially from a weak first quarter in 2016.

•
Financing revenue is generated from financed equipment sale transactions. The 9.1% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods, along with a 1.7-percentage point negative impact from currency.

Equipment Sales Revenue

	Three Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change	% of Total Revenue 2017	% of Total Revenue 2016
Entry	$92	$102	(9.8)%	(8.6)%	$180	$196	(8.2)%	(7.1)%	17%	17%
Mid-range	342	415	(17.6)%	(16.3)%	659	762	(13.5)%	(12.1)%	64%	64%
High-end	106	126	(15.9)%	(13.9)%	199	225	(11.6)%	(9.4)%	19%	19%
Other	6	7	NM	NM	10	9	NM	NM	NM	NM
Equipment sales(1)	$546	$650	(16.0)%	(14.6)%	$1,048	$1,192	(12.1)%	(10.6)%	100%	100%
_______________

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems equipment sales to other sales, which are included in Post sale Revenue.

Xerox 2017 Form 10-Q

Equipment sales revenue for the three months ended June 30, 2017 decreased 16.0% as compared to second quarter 2016, with a 1.4-percentage point negative impact from currency. Revenue declined across all product areas and was impacted by price declines of approximately 5% (which were in-line with our historic impact). The decline in mid-range sales was in part due to the anticipated impact of the timing of new products further exacerbated by a slower roll-out associated with a large portfolio transition, and ongoing black-and-white revenue declines that reflected overall market decline trends; in addition, the second quarter of 2016 benefited from an earlier roll-out of the i-series product portfolio refresh. The decline in high-end sales reflected primarily lower revenues from our black-and-white systems, consistent with overall market decline trends, along with the impact of elevated partner sales in the prior year associated with drupa, and timing and delays related to the recent launch of the Versant entry production color system; the declines were partially mitigated by higher sales of our continuous feed inkjet systems. The decline in entry sales reflects lower OEM activity, and an unfavorable mix caused by higher install activity associated with new ConnectKey products that are at the lower end of the portfolio, as well as low-end printers in developing markets.
Equipment sales revenue for the six months ended June 30, 2017 decreased 12.1% as compared to the prior year period, with a 1.5-percentage point negative impact from currency. Revenue declined across all product areas and was impacted by price declines of approximately 5% (which were in-line with our historic impact). The decline in mid-range sales reflects lower revenue from color and black-and-white systems consistent with overall market decline trends, as well as the anticipated impact of the timing of new product launches further exacerbated by a slower roll-out associated with a large portfolio transition. The decline in high-end sales reflects lower revenues from our black-and-white systems, consistent with overall market decline trends, as well as, high-end color production systems, partially mitigated by higher sales of our continuous feed inkjet color systems. High-end color sales also included lower digital front-end (DFE) sales to Fuji Xerox. The decline in entry sales reflects lower OEM activity, and an unfavorable mix caused by higher install activity associated with new ConnectKey products that were at the lower end of the portfolio, as well as low-end printers in developing markets.
Revenue Metrics
Total Installs
Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging Systems. Detail by product group is shown below:
Installs for the second quarter 2017:
Entry(1)

•	24% increase in color multifunction devices, reflecting demand for recently launched products in this space.

•	10% increase in black-and-white multifunction devices, driven largely by a higher activity for low-end printers in developing markets.
Mid-Range(2)

•	15% decrease in mid-range color installs, reflecting the transition to the new product portfolio, partly offset by growth in developing markets.

•	14% decrease in mid-range black-and-white, reflecting overall market decline as well as the impact of transitioning to the new product portfolio, partly offset by growth in developing markets.
High-End(2)

•	9% decrease in high-end color systems, as growth from continuous feed color and the recently launched Versant products was offset by a decline in iGen and older entry-production products.

•	34% decrease in high-end black-and-white systems reflects overall market decline and trends, and higher declines in North America.

Xerox 2017 Form 10-Q

Installs for the six months ended June 30, 2017:
Entry(1)

•	19% increase in color multifunction devices, reflecting demand for recently launched products in this space.

•	6% increase in black-and-white multifunction devices, driven largely by a higher activity for low-end printers in developing markets.
Mid-Range(2)

•	8% decrease in mid-range color installs, reflecting the transition to the new product portfolio, partly offset by growth in developing markets.

•	19% decrease in mid-range black-and-white, reflecting overall market decline as well as the impact of transitioning to the new product portfolio.
High-End(2)

•	12% decrease in high-end color systems due to timing of installs and upcoming product launches.

•	30% decrease in high-end black-and-white systems reflects overall market decline and trends and higher declines in North America.

Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined below in the Geographic Sales Channels and Product and Offerings Definitions discussion.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our reported signings mostly represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging Systems channel. Our signings, expressed in Total Contract Value (TCV), were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change
Signings	$643	$700	(8.1)%	(6.5)%	$1,155	$1,266	(8.8)%	(7.1)%
_______________
Note: TCV is the estimated total contractual revenue related to signed contracts.
Signings for the three months ended June 30, 2017 decreased 8.1% from the second quarter 2016 with a 1.6-percentage point unfavorable impact from currency, reflecting a lower contribution from new business. Signings for the six months ended June 30, 2017 decreased 8.8% from the prior year period with a 1.7-percentage point unfavorable impact from currency, reflecting a lower contribution from new business. On a trailing twelve month (TTM) basis, signings decreased 9.8% from the comparable prior year period, with a 4.5-percentage point unfavorable impact from currency.
New business TCV declined 35.2% from the second quarter 2016 with a 1.6-percentage point unfavorable impact from currency. New business TCV for the six months ended June 30, 2017 decreased 24.3% from the prior year period, with a 1.9-percentage point unfavorable impact from currency. On a TTM basis, new business TCV decreased 27.3% from the comparable prior year period with a 3.7-percentage point unfavorable impact from currency. This performance is the result of ongoing competitive pressure in the market as well as the timing of new products amplified by the longer sales cycles in this area of the business.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Second quarter 2017 contract renewal rate was 86%, an increase of 4-percentage points as compared to our full year 2016 renewal rate of 82%.
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

Xerox 2017 Form 10-Q

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

•
Managed Document Services (MDS) revenue, which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings within MDS are Managed Print Services (including from Global Imaging Systems), as well as workflow automation services, and Centralized Print Services and Solutions (CPS). MDS excludes Communications and Marketing Solutions (CMS).

____________________________

(1)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices decreased 10% and 12%, respectively, for the three and six months ended June 30, 2017. Entry black-and-white multifunction devices increased 4% for the three months ended June 30, 2017 and were flat for the six months ended June 30, 2017.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices decreased 15% and 8% respectively, for the three and six months ended June 30, 2017 while High-end color systems decreased 14% and 20%, respectively for the three and six months ended June 30, 2017.

Xerox 2017 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,
	Reported				Adjusted (1)
(in millions)	2017	2016	B/(W)		2017	2016	B/(W)
Gross Profit	$1,031	$1,112	$(81)		$1,045	$1,124	$(79)
RD&E	106	119	13		102	113	11
SAG	643	691	48		624	677	53

Equipment Gross Margin	28.5%	29.9%	(1.4)	pts.	N/A	N/A	N/A
Post sale Gross Margin	43.3%	42.9%	0.4	pts.	44.0%	43.4%	0.6	pts.
Total Gross Margin	40.2%	39.8%	0.4	pts.	40.7%	40.2%	0.5	pts.
RD&E as a % of Revenue	4.1%	4.3%	0.2	pts.	4.0%	4.0%	—	pts.
SAG as a % of Revenue	25.0%	24.7%	(0.3)	pts.	24.3%	24.2%	(0.1)	pts.

Pre-tax Income	$193	$191	$2		N/A	N/A	N/A
Pre-tax Income Margin	7.5%	6.8%	0.7	pts.	N/A	N/A	N/A
Adjusted Operating Profit	N/A	N/A	N/A		342	361	(19)
Adjusted Operating Margin	N/A	N/A	N/A		13.3%	12.9%	0.4	pts.

Memo:
Non-service retirement-related costs	$37	$32	$(5)		N/A	N/A	N/A

	Six Months Ended June 30,
	Reported				Adjusted (1)
(in millions)	2017	2016	B/(W)		2017	2016	B/(W)
Gross Profit	$1,985	$2,130	$(145)		$2,022	$2,159	$(137)
RD&E	224	245	21		212	231	19
SAG	1,307	1,392	85		1,257	1,357	100

Equipment Gross Margin	29.4%	30.2%	(0.8)	pts.	N/A	N/A	N/A
Post sale Gross Margin	42.2%	42.0%	0.2	pts.	43.1%	42.7%	0.4	pts.
Total Gross Margin	39.5%	39.4%	0.1	pts.	40.3%	39.9%	0.4	pts.
RD&E as a % of Revenue	4.5%	4.5%	—	pts.	4.2%	4.3%	0.1	pts.
SAG as a % of Revenue	26.0%	25.7%	(0.3)	pts.	25.0%	25.1%	0.1	pts.

Pre-tax Income	$177	$223	$(46)		N/A	N/A	N/A
Pre-tax Income Margin	3.5%	4.1%	(0.6)	pts.	N/A	N/A	N/A
Adjusted Operating Profit	N/A	N/A	N/A		616	632	(16)
Adjusted Operating Margin	N/A	N/A	N/A		12.3%	11.7%	0.6	pts.

Memo:
Non-service retirement-related costs	$99	$78	$(21)		N/A	N/A	N/A
____________________________

(1)
See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure. In fourth quarter 2016, we began to include Equity in net income of unconsolidated affiliates in the calculation of adjusted operating income and margin. Prior periods have been restated accordingly to conform to current year presentation.

Xerox 2017 Form 10-Q

Pre-tax Income Margin
Second quarter 2017 pre-tax income margin of 7.5% increased 0.7-percentage points as compared to second quarter 2016. The increase was primarily driven by cost and expense reduction (net of higher non-service retirement-related costs) that outpaced the rate of revenue decline, along with lower interest expense, included in Other expenses, net, and lower restructuring.
Pre-tax income margin for the six months ended June 30, 2017 of 3.5% declined 0.6-percentage points as compared to the prior year period. The decrease was primarily due to the first quarter decline of 1.9% which was only partially mitigated in the second quarter. The first quarter decline reflected higher restructuring, higher non-service retirement-related costs and higher Other expenses, net.
Additional analysis on changes in non-service retirement-related costs, restructuring and related costs, amortization of intangible assets and other expenses, net are included in subsequent sections.
Adjusted1 Operating Margin
Second quarter 2017 adjusted1 operating margin of 13.3% increased 0.4-percentage points as compared to second quarter 2016. The improvement was driven primarily by cost productivity and savings from strategic transformation, including restructuring savings, that outpaced the rate of revenue decline. Those improvements were partly offset by adverse transaction currency of 1.0-percentage point.
Adjusted1 operating margin for the six months ended June 30, 2017 of 12.3% increased 0.6-percentage points as compared to the prior year period. The improvement was driven primarily by cost productivity and savings from strategic transformation, including restructuring savings, that outpaced the rate of revenue decline. Those improvements were partly offset by adverse transaction currency of 1.0-percentage point.
______________
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Second quarter 2017 gross margin of 40.2% increased by 0.4-percentage points compared to second quarter 2016. On an adjusted1 basis, gross margin of 40.7% increased by 0.5-percentage points. This performance reflects cost savings from strategic transformation and cost productivity, partly offset by adverse transaction currency of 1.0-percentage point.
Gross margin for the six months ended June 30, 2017 of 39.5% was 0.1-percentage points higher compared to the prior year period. On an adjusted1 basis, gross margin of 40.3% increased by 0.4-percentage points. This performance reflects cost savings from strategic transformation and cost productivity, partly offset by adverse transaction currency of 1.0-percentage point.
Second quarter 2017 equipment gross margin of 28.5% decreased 1.4-percentage points as compared to second quarter 2016, as a result of adverse transaction currency and pricing, along with an unfavorable mix towards entry sales, that more than offset product cost productivity.
Equipment gross margin for the six months ended June 30, 2017 of 29.4% decreased 0.8-percentage points as compared to the prior year period, as a result of adverse transaction currency and pricing, along with an unfavorable mix towards entry sales, that more than offset product cost productivity.
Second quarter 2017 post sale gross margin of 43.3% increased 0.4-percentage points as compared to second quarter 2016. On an adjusted1 basis, post sale gross margin of 44.0% improved 0.6-percentage points, as a result of cost savings from strategic transformation, including restructuring, which more than offset the pace of revenue decline and the impact of adverse transaction currency.
Post sale gross margin for the six months ended June 30, 2017 of 42.2% improved 0.2-percentage points as compared to the prior year period. On an adjusted1 basis, post sale gross margin of 43.1% improved 0.4-percentage points, as a result of cost savings from strategic transformation, including restructuring, which more than offset the pace of revenue decline and the impact of adverse transaction currency.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2017 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
R&D	$81	$95	$(14)	$177	$196	$(19)
Sustaining engineering	25	24	1	47	49	(2)
Total RD&E Expenses	$106	$119	$(13)	$224	$245	$(21)

Second quarter 2017 RD&E as a percentage of revenue of 4.1% decreased 0.2-percentage points from second quarter 2016. On an adjusted1 basis, RD&E was 4.0% of revenue and was flat compared to second quarter 2016.
RD&E of $106 million decreased by $13 million compared to second quarter 2016. On an adjusted1 basis, RD&E of $102 million decreased by $11 million and reflected savings from strategic transformation including restructuring savings and the transfer of resources to Electronics for Imaging (EFI), a third-party print server supplier.
RD&E as a percentage of revenue for the six months ended June 30, 2017 of 4.5% was flat from the prior year period. On an adjusted1 basis, RD&E was 4.2% of revenue and decreased 0.1-percentage points compared to the prior year period.
RD&E of $224 million decreased by $21 million compared to the prior year period. On an adjusted1 basis, RD&E of $212 million decreased by $19 million and reflected savings from strategic transformation including restructuring savings. We strategically coordinate our R&D investments with Fuji Xerox.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 25.0% increased by 0.3-percentage points from second quarter 2016. On an adjusted1 basis, SAG was 24.3% of revenue and increased 0.1-percentage points, reflecting the impact of lower revenues only partly mitigated by productivity and cost savings from strategic transformation.
SAG of $643 million was $48 million lower than second quarter 2016. On an adjusted1 basis, SAG of $624 million decreased $53 million, including an approximate $13 million favorable impact from currency and reflecting primarily cost savings, including savings from restructuring, as well as a decrease in selling expenses related to lower incentives and marketing expenses consistent with lower revenues. Bad debt expense of $9 million was $1 million lower and remained at less than one percent of receivables.
SAG as a percentage of revenue for the six months ended June 30, 2017 of 26.0% increased by 0.3-percentage points from the prior year period. On an adjusted1 basis, SAG was 25.0% of revenue and decreased 0.1-percentage points, reflecting the decline in productivity and cost savings from strategic transformation, including restructuring savings, which more than outpaced the decline in revenues.
SAG of $1,307 million for the six months ended June 30, 2017 was $85 million lower than the prior year period. On an adjusted1 basis, SAG of $1,257 million decreased $100 million, including an approximate $26 million favorable impact from currency and reflecting primarily cost savings, including savings from restructuring, as well as a decrease in selling expenses related to lower incentives and marketing expenses consistent with lower revenues. Bad debt expense for the six months ended June 30, 2017 of $22 million was flat and remained at less than one percent of receivables.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.

Non-Service Retirement-Related Costs
Non-service retirement-related costs increased $5 million and $21 million, respectively, for the three and six months ended June 30, 2017 compared to the respective prior year periods. Both period increases were primarily driven by higher losses from pension settlements in the U.S., which are expected to continue although the increase should be lower than originally expected at the beginning of the year.

Xerox 2017 Form 10-Q

Restructuring and Related Costs
During second quarter 2017, we recorded net restructuring and asset impairment charges of $33 million as well as $7 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Second quarter 2017 net restructuring and asset impairment charges of $33 million included $50 million of severance costs related to headcount reductions of approximately 500 employees worldwide and $1 million of lease cancellation costs. The second quarter 2017 actions impacted several functional areas, with approximately 35% focused on gross margin improvements, approximately 60% on SAG reductions, and the remainder focused on RD&E optimization. These costs were partially offset by $18 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of certain restructuring initiatives, as well as a $5 million favorable adjustment on the early termination of the lease for our corporate airplane.
During the six months ended June 30, 2017, we recorded net restructuring and asset impairment charges of $143 million as well as $17 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Six months ended June 30, 2017 net restructuring and asset impairment charges of $143 million included $160 million of severance costs related to headcount reductions of approximately 1,500 employees worldwide and $3 million of lease cancellation costs partially offset by $20 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives, as well as a $5 million favorable adjustment on the early termination of the lease for our corporate airplane.
During second quarter 2016, restructuring and related costs were $47 million which included restructuring and asset impairment charges of $43 million as well as $4 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Second quarter 2016 net restructuring and asset impairment charges of $43 million included $51 million of severance costs related to headcount reductions of approximately 850 employees worldwide and $1 million of lease cancellation costs. The second quarter 2016 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 50% on SAG reductions and approximately 10% focused on RD&E optimization. These costs were partially offset by $4 million of net reversals for changes in estimated reserves from prior period initiatives, as well as a gain of $5 million from the sale of real estate impaired in prior periods.
During the six months ended June 30, 2016, we recorded net restructuring and asset impairment charges of $141 million as well as $6 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Six months ended June 30, 2016 net restructuring and asset impairment charges of $141 million included $149 million of severance costs related to headcount reductions of approximately 2,250 employees worldwide and $2 million of lease cancellation costs partially offset by $5 million of net reversals for changes in estimated reserves from prior period initiatives, as well as a gain of $5 million from the sale of real estate impaired in prior periods.
The restructuring reserve balance as of June 30, 2017 for all programs was $151 million, of which $148 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring and related costs of approximately $35 million in third quarter 2017 for actions and initiatives that have not yet been finalized. For full-year 2017, we expect to incur restructuring and related costs of approximately $225 million.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2017 of $29 million was $1 million lower compared to the prior year period.

Xerox 2017 Form 10-Q

Worldwide Employment
Worldwide employment was approximately 36,900 as of June 30, 2017 and decreased by approximately 700 from December 31, 2016. The reduction is primarily due to the impact of restructuring and productivity-related reductions partially offset by acquisitions.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Non-financing interest expense	$24	$42	$60	$96
Interest income	(2)	(2)	(4)	(3)
(Gains) losses on sales of businesses and assets	(1)	3	(1)	(17)
Currency losses (gains), net	1	(1)	4	3
Litigation matters	2	—	2	1
Loss on sales of accounts receivables	3	4	6	8
Loss on early extinguishment of debt	—	—	13	—
All other expenses, net	7	2	8	5
Total Other expenses, net	$34	$48	$88	$93
Non-Financing Interest Expense
Non-financing interest expense for the three and six months ended June 30, 2017 of $24 million and $60 million, respectively, decreased $18 million and $36 million, respectively, as compared to the prior year comparable periods. When combined with financing interest expense (Cost of financing), total interest expense declined by $17 million and $35 million, respectively, from the prior year comparable periods primarily due to a lower debt balance reflecting the repayment of approximately $1.3 billion of debt in the first quarter 2017 as well as repayment of approximately $1.0 billion in 2016.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the six months ended June 30, 2017 declined $16 million, as compared to the prior year period, primarily related to the sale of surplus technology assets in 2016.
Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the Debt Exchange.
Income Taxes
Second quarter 2017 effective tax rate was 22.3%. On an adjusted1 basis, second quarter 2017 tax rate was 27.0%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2017 was 10.7% and on an adjusted1 basis, the six months ended June 30, 2017 effective tax rate was 27.2%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits and the geographical mix of profits. The adjusted1 effective tax rate excludes the majority of the benefit from the re-measurement of certain unrecognized tax positions as well as the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.

Xerox 2017 Form 10-Q

Second quarter 2016 effective tax rate was 9.4%. On an adjusted1 basis, second quarter 2016 tax rate was 18.5%. These rates were lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized tax positions upon conclusion of several audits, as well as foreign tax credits resulting from anticipated dividends from our foreign subsidiaries. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2016 was 7.2% and on an adjusted1 basis, the six months ended June 30, 2016 effective tax rate was 19.7%. Both rates were lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized tax positions upon conclusion of several audits, as well as foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate includes a benefit of approximately 12-percentage points from these non-U.S. operations, which reflects lower foreign tax credit benefits from prior year.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement-related costs, separation costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 25% to 28% for full year 2017.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total equity in net income of unconsolidated affiliates	$20	$26	$60	$60
Fuji Xerox after-tax restructuring costs included in equity income	3	1	3	1
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. For the three months ended June 30, 2017 equity income decreased $6 million and was flat for the six months ended June 30, 2017, as compared to the prior year periods. Equity in net income of unconsolidated affiliates for the three and six months ended June 30, 2017 included $2 million of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring.
We have revised Equity in net income of unconsolidated affiliates for all applicable prior periods presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Condensed Consolidated Financial Statements, for additional information on this revision.
Net Income from Continuing Operations
Second quarter 2017 net income from continuing operations attributable to Xerox was $166 million, or $0.63 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $227 million, or $0.87 per diluted share. Second quarter 2017 adjustments to net income include the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
Second quarter 2016 net income from continuing operations attributable to Xerox was $196 million, or $0.75 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $257 million, or $0.98 per diluted share. Second quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2017 was $212 million, or $0.80 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $405 million, or $1.54 per diluted share and reflects adjustments for the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs as well as other discretely identified adjustments.

Xerox 2017 Form 10-Q

Net income from continuing operations attributable to Xerox for the six months ended June 30, 2016 was $262 million, or $0.98 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $440 million, or $1.68 per diluted share and reflects adjustments for the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.

Refer to Note 17 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
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
Net Income
Second quarter 2017 net income attributable to Xerox was $166 million, or $0.63 per diluted share. Second quarter 2016 net income attributable to Xerox was $158 million, or $0.60 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2017 was $206 million, or $0.78 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2016 was $189 million, or $0.70 per diluted share.
Other Comprehensive Income (Loss)
Second quarter 2017 Other comprehensive income attributable to Xerox was $161 million as compared to a loss of $37 million in the second quarter 2016. The $198 million change is primarily due to a $286 million change from net translation adjustment gains of $204 million in the second quarter of 2017 as compared to net losses of $82 million in the second quarter 2016. The gains in 2017 reflect the strengthening of our major foreign currencies against the U.S. Dollar as compared to a weakening in the prior year. Offsetting the gains from net translation adjustments were unrealized losses of $14 million and losses from changes in defined benefit plans of $29 million in the second quarter 2017 as compared to gains in the prior year period.
Other comprehensive income attributable to Xerox for the six months ended June 30, 2017 was $327 million as compared to $49 million in the prior year period. The $278 million increase is primarily due to a $230 million change from net translation adjustment gains of $337 million for the six months ended June 30, 2017, as compared to gains of $107 million for the prior year period. The gains in 2017 reflect a strengthening of all of our major foreign currencies against the U.S. Dollar. The gains in 2016 were primarily due to a strengthening of the Brazilian Real and Japanese Yen versus the U.S. Dollar, which were partially offset by a net weakening of our major foreign currencies versus the U.S. Dollar. The increase in Other comprehensive income also reflected an $89 million year-over-year benefit due to lower net losses from changes in defined benefit plans of $3 million during the six months ended June 30, 2017 as compared to net losses of $92 million in the prior year period. The benefit plan losses for the six months ended June 30, 2017 were minimal as a decrease in discount rates and currency losses were offset by favorable asset returns. In comparison, benefit plan losses for the six months ended June 30, 2016 were primarily due to losses from plan remeasurements resulting from a decrease in discount rates. Offsetting the increase in net translation adjustments and defined benefit plans was an increase in unrealized losses of $39 million reflecting net losses of $6 million for the six months ended June 30, 2017 as compared to net gains of $33 million in the prior year period.
Refer to Note 12 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding foreign currency derivatives, and Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.
Capital Resources and Liquidity
As of June 30, 2017 and December 31, 2016, total cash and cash equivalents were $1,246 million and $2,223 million, respectively. There were no borrowings under our Commercial Paper Program, or letters of credit under our

Xerox 2017 Form 10-Q

$2 billion Credit Facility at June 30, 2017 or December 31, 2016, respectively. The decrease in total cash and cash equivalents primarily reflects the repayment of $1.0 billion of maturing Senior Notes in the first quarter 2017 as well a repayment of $300 million in Senior Notes as part of a tender and exchange transaction, partially offset by improvements in working capital.
We continue to expect operating cash flows from continuing operations to be between $700 million and $900 million in 2017, including an increase in restructuring payments and pension contributions partially offset by improvements in working capital.

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2017	2016
Net cash provided by operating activities of continuing operations	$533	$346	$187
Net cash used in operating activities of discontinued operations	(95)	(194)	99
Net cash provided by operating activities	438	152	286

Net cash used in investing activities of continuing operations	(112)	(64)	(48)
Net cash used in investing activities of discontinued operations	—	(128)	128
Net cash used in investing activities	(112)	(192)	80

Net cash used in financing activities	(1,338)	(129)	(1,209)

Effect of exchange rate changes on cash and cash equivalents	35	4	31
Increase in cash of discontinued operations	—	(20)	20
Decrease in cash and cash equivalents	(977)	(185)	(792)
Cash and cash equivalents at beginning of period	2,223	1,228	995
Cash and Cash Equivalents at End of Period	$1,246	$1,043	$203
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $533 million for the six months ended June 30, 2017. The $187 million increase in operating cash from the prior year period was primarily due to the following:

•	$166 million increase in accounts payable and accrued compensation primarily related to the year-over-year timing of supplier and vendor payments.

•	$45 million increase from finance receivables primarily related to a higher level of run-off due to lower originations.

•	$28 million increase due to lower placements of equipment on operating leases reflecting decreased installs.

•
$22 million increase from lower defined benefit pension contributions, primarily due to timing as contributions are expected to be approximately $170 million higher than the prior year (Refer to Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information).

•	$82 million decrease from higher restructuring payments.

•	$14 million decrease from accounts receivable primarily due to a reduction in the benefit from the sales of receivables.
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $112 million for the six months ended June 30, 2017. The $48 million change from the prior year period was primarily due to the following:

•	$58 million decrease due to acquisitions.

•	$19 million decrease from lower proceeds from the sale of assets and businesses. Prior year included proceeds from the sale of surplus technology assets.

•	$23 million increase due to lower capital expenditures (including internal use software).
Cash Flows from Financing Activities
Net cash used in financing activities was $1,338 million for the six months ended June 30, 2017. The $1,209 increase in the use of cash from the prior year period was primarily due to the following:

Xerox 2017 Form 10-Q

•
$1,366 million increase from net debt activity. 2017 reflects payments of $1.0 billion on Senior Notes and net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs. 2016 reflects net proceeds of $1.0 billion from a Senior Unsecured Term Facility offset by payments of $700 million on Senior Notes and $250 million on Notes.

•	$161 million decrease reflecting the final cash adjustment with Conduent.

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2017	December 31, 2016
Principal debt balance(1)	$5,047	$6,349
Net unamortized discount	(38)	(43)
Debt issuance costs	(29)	(21)
Fair value adjustments(2)
- terminated swaps	16	27
- current swaps	5	4
Total Debt	$5,001	$6,316
____________________________

(1)	Includes Notes Payable of $5 million and $4 million as of June 30, 2017 and December 31, 2016, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2017	December 31, 2016
Total finance receivables, net(1)	$3,703	$3,744
Equipment on operating leases, net	464	475
Total Finance Assets, net(2)	$4,167	$4,219
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2016 includes an increase of $128 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2017	December 31, 2016
Finance receivables debt(1)	$3,240	$3,276
Equipment on operating leases debt	406	416
Financing debt	3,646	3,692
Core debt	1,355	2,624
Total Debt	$5,001	$6,316
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding 2017 debt activity including a Debt Exchange and debt repayments following the Separation (Separation Debt Activity) during first quarter 2017.
Sales of Accounts Receivable
Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional

Xerox 2017 Form 10-Q

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2017 Q3	$7
2017 Q4	2
2018	747
2019	967
2020	1,057
2021	1,067
2022 and thereafter	1,200
Total	$5,047
Treasury Stock
There were no share repurchases through the second quarter of 2017 or through the date of our filing on August 7, 2017.
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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2017 presentation slides available at www.xerox.com/investor.
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
Other discrete, unusual or infrequent items: In addition, during the first quarter of 2017 we have also excluded the following additional items given the discrete, unusual or infrequent nature of the items and their impact on our results for the period: 1) a loss on early extinguishment of debt; and 2) a benefit from the remeasurement of a tax matter related to a previously adjusted item. We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.

Xerox 2017 Form 10-Q

Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin earnings measures by adjusting our pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude Other expenses, net and include Equity in net income of unconsolidated affiliates. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. We include this amount in our measure of adjusted operating income and margin as Fuji Xerox is our primary intermediary to the Asia/Pacific market for distribution of Xerox branded products and services.
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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$166	$0.63	$196	$0.75	$212	$0.80	$262	$0.98
Adjustments:
Restructuring and related costs	40		47		160		147
Amortization of intangible assets	15		16		29		30
Non-service retirement-related costs	37		32		99		78
Loss on extinguishment of debt	—		—		13		—
Income tax adjustments(2)	(34)		(35)		(95)		(78)
Remeasurement of unrecognized tax positions	—		—		(16)		—
Restructuring charges - Fuji Xerox	3		1		3		1
Adjusted	$227	$0.87	$257	$0.98	$405	$1.54	$440	$1.68
Dividends on preferred stock used in adjusted EPS calculation(3)		$—		$—		$—		$12
Weighted average shares for adjusted EPS(3)		263		262		263		255
Fully diluted shares at end of period(4)		263
 ____________________________

(1)	Net Income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
For those periods that exclude the preferred stock dividend the average shares for the calculations of diluted EPS include 7 million shares associated with our Series A or B convertible preferred stock, as applicable.

(4)
Represents common shares outstanding at June 30, 2017, as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the second quarter 2017.

Xerox 2017 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2017			2016
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$193	$43	22.3%	$191	$18	9.4%
Non-GAAP Adjustments(2)	92	34		95	35
Adjusted(3)	$285	$77	27.0%	$286	$53	18.5%

	Six Months Ended June 30,
	2017			2016
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$177	$19	10.7%	$223	$16	7.2%
Non-GAAP Adjustments(2)	301	95		255	78
Remeasurement of unrecognized tax positions	—	16		—	—
Adjusted(3)	$478	$130	27.2%	$478	$94	19.7%

____________________________

(1)	Pre-Tax Income and Income Tax Expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Three Months Ended June 30,
	2017			2016
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$193	$2,567	7.5%	$191	$2,793	6.8%
Adjustments:
Restructuring and related costs	40			47
Amortization of intangible assets	15			16
Non-service retirement-related costs	37			32
Equity in net income of unconsolidated affiliates	20			26
Restructuring charges - Fuji Xerox	3			1
Other expenses, net	34			48
Adjusted	$342	$2,567	13.3%	$361	$2,793	12.9%

	Six Months Ended June 30,
	2017			2016
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$177	$5,021	3.5%	$223	$5,408	4.1%
Adjustments:
Restructuring and related costs	160			147
Amortization of intangible assets	29			30
Non-service retirement-related costs	99			78
Equity in net income of unconsolidated affiliates	60			60
Restructuring charges - Fuji Xerox	3			1
Other expenses, net	88			93
Adjusted	$616	$5,021	12.3%	$632	$5,408	11.7%
____________________________

(1)	Pre-Tax Income and revenue from continuing operations.

Xerox 2017 Form 10-Q

Key Financial Ratios reconciliation:

	Three Months Ended June 30,
	2017			2016
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Total Revenue	$2,567	$—	$2,567	$2,793	$—	$2,793
Total Gross Profit	1,031	14	1,045	1,112	12	1,124
Post sale revenue	2,021	—	2,021	2,143	—	2,143
Post sale gross profit	875	14	889	919	12	931
RD&E	106	(4)	102	119	(6)	113
SAG	643	(19)	624	691	(14)	677

Total Gross Margin	40.2%		40.7%	39.8%		40.2%
Post sale Gross Margin	43.3%		44.0%	42.9%		43.4%
RD&E as a % of Revenue	4.1%		4.0%	4.3%		4.0%
SAG as a % of Revenue	25.0%		24.3%	24.7%		24.2%

	Six Months Ended June 30,
	2017			2016
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Total Revenue	$5,021	$—	$5,021	$5,408	$—	$5,408
Total Gross Profit	1,985	37	2,022	2,130	29	2,159
Post sale revenue	3,973	—	3,973	4,216	—	4,216
Post sale gross profit	1,676	37	1,713	1,771	29	1,800
RD&E	224	(12)	212	245	(14)	231
SAG	1,307	(50)	1,257	1,392	(35)	1,357

Total Gross Margin	39.5%		40.3%	39.4%		39.9%
Post sale Gross Margin	42.2%		43.1%	42.0%		42.7%
RD&E as a % of Revenue	4.5%		4.2%	4.5%		4.3%
SAG as a % of Revenue	26.0%		25.0%	25.7%		25.1%
__________________________

(1)	Revenue and costs from continuing operations.

Fuji Xerox Revision reconciliation:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported(1)	Adjustment(3)	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$154	$24	$178	$921	$6	$927
Adjusted Diluted earnings per share	0.58	0.09	0.67	3.50	0.03	3.53

Adjusted Operating profit (2)	$250	$24	$274	$1,345	$6	$1,351
Adjusted Operating margin	10.2%		11.2%	12.5%		12.5%

Xerox 2017 Form 10-Q

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$978	$(26)	$952	$1,148	$(18)	$1,130
Adjusted Diluted earnings per share	3.55	(0.10)	3.45	3.83	(0.06)	3.77

Adjusted Operating profit (2)	$1,461	$(26)	$1,435	$1,688	$(18)	$1,670
Adjusted Operating margin	12.7%		12.5%	13.3%		13.2%

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$186	$(3)	$183	$253	$4	$257
Adjusted Diluted earnings per share	0.70	(0.01)	0.69	0.97	0.01	0.98

Adjusted Operating profit (2)	$274	$(3)	$271	$357	$4	$361
Adjusted Operating margin	10.5%		10.4%	12.8%		12.9%

	Three Months Ended September 30, 2016			Three Months Ended December 31, 2016
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$222	$1	$223	$260	$4	$264
Adjusted Diluted earnings per share	0.84	—	0.84	0.99	0.01	1.00

Adjusted Operating profit (2)	$330	$1	$331	$384	$4	$388
Adjusted Operating margin	12.6%		12.6%	14.0%		14.2%

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$229	$(18)	$211	$225	$(4)	$221
Adjusted Diluted earnings per share	0.79	(0.06)	0.73	0.80	(0.02)	0.78

Adjusted Operating profit (2)	$343	$(18)	$325	$353	$(4)	$349
Adjusted Operating margin	12.2%		11.6%	12.1%		11.9%

	Three Months Ended September 30, 2015			Three Months Ended December 31, 2015
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$239	$—	$239	$285	$(4)	$281
Adjusted Diluted earnings per share	0.88	—	0.88	1.09	(0.01)	1.08

Adjusted Operating profit (2)	$372	$—	$372	$393	$(4)	$389
Adjusted Operating margin	13.4%		13.4%	13.3%		13.2%
__________________________

(1)	Income and Diluted EPS from continuing operations attributable to Xerox.

(2)
As Reported Adjusted Operating profit excludes Fuji Xerox restructuring charges. As Reported Adjusted Operating Profit for the three months ended March 31, 2017 also reflects the reversal of the $30 million out-of-period adjustment recoded in the first quarter 2017.

(3)
The difference between the $30 million out-of-period adjustment recorded in first quarter 2017 and the revision adjustment of $24 million, primarily relates to the additional adjustments subsequently identified as part of the IIC review.

Note: The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2017 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2017
During the quarter ended June 30, 2017, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 28, 2017: Registrant issued 2,457 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Joseph Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $29.54 per DSU (aggregate price $72,580), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2017 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2017
Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the second quarter 2017 or through the date of our filing on August 7, 2017.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	10,926	$29.35	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	10,926
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

Xerox 2017 Form 10-Q

ITEM 6 — EXHIBITS

3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by the Certificates of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016 and June 14, 2017.

3(b)	By-Laws of Registrant as amended through August 15, 2016.
Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. See SEC File Number 001-04471.
10(e)(1)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017.
10(e)(2)	Performance Elements for 2017 Executive Long-Term Incentive Program
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2017 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 7, 2017

Xerox 2017 Form 10-Q

EXHIBIT INDEX

3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by the Certificates of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016 and June 14, 2017.

3(b)	By-Laws of Registrant as amended through August 15, 2016.
Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. See SEC File Number 001-04471.
10(e)(1)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017.
10(e)(2)	Performance Elements for 2017 Executive Long-Term Incentive Program
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2017 Form 10-Q