Form 10-Q
period 2017-09-30
XEROX CORP
filed 2017-10-30
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2017
Common Stock, $1 par value	254,586,109 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include, but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and markets and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the risk that we do not realize all of the expected strategic and financial benefits from the separation and spin-off of our Business Process Outsourcing (BPO) business; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and our 2016 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Fuji Xerox Co., Ltd. (“Fuji Xerox”) is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. Given our status as a minority investor, we have limited contractual and other rights to information with respect to Fuji Xerox matters. In April 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to primarily conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary and at other subsidiaries. Fujifilm publicly announced that the IIC completed its review during the second quarter 2017 and identified aggregate adjustments to Fuji Xerox’s financial statements of approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments primarily related to misstatements at Fuji Xerox’s New Zealand and Australian subsidiaries, as well as certain other adjustments. We determined that our cumulative share of the revised amount of total adjustments identified as part of the investigation was approximately $90 million and impacted our fiscal years 2009 through 2017. Based on our procedures, as well as those performed by Fuji Xerox and Fujifilm, we concluded that the cumulative correction of the misstatements in our historical financial statements would have had a material effect on our current year consolidated financial statements. Accordingly, we concluded that we should revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. The Fujifilm audited financial statements were issued in Japan on July 31, 2017, and our review of this matter has been completed. However, Fujifilm and Fuji Xerox continue to review Fujifilm’s oversight and governance of Fuji Xerox as well as Fuji Xerox’s oversight and governance over its businesses in light of the findings of the IIC. In addition, at this time, we can provide no assurances relative to the outcome of any potential governmental investigations or any consequences thereof that may happen as a result of this matter.

Xerox 2017 Form 10-Q

XEROX CORPORATION
FORM 10-Q
September 30, 2017

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2017 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2017	2016	2017	2016
Revenues
Sales	$981	$1,057	$2,927	$3,186
Services, maintenance and rentals	1,443	1,489	4,368	4,603
Financing	73	83	223	248
Total Revenues	2,497	2,629	7,518	8,037
Costs and Expenses
Cost of sales	594	647	1,780	1,957
Cost of services, maintenance and rentals	882	913	2,666	2,816
Cost of financing	33	32	99	97
Research, development and engineering expenses	108	118	332	363
Selling, administrative and general expenses	648	664	1,955	2,056
Restructuring and related costs	36	25	196	172
Amortization of intangible assets	12	14	41	44
Other expenses, net	17	50	105	143
Total Costs and Expenses	2,330	2,463	7,174	7,648
Income before Income Taxes and Equity Income	167	166	344	389
Income tax expense	18	28	37	44
Equity in net income of unconsolidated affiliates	30	40	90	100
Income from Continuing Operations	179	178	397	445
Income (loss) from discontinued operations, net of tax	3	8	(3)	(65)
Net Income	182	186	394	380
Less: Net income attributable to noncontrolling interests	3	3	9	8
Net Income Attributable to Xerox	$179	$183	$385	$372

Amounts Attributable to Xerox:
Net income from continuing operations	$176	$175	$388	$437
Net income (loss) from discontinued operations	3	8	(3)	(65)
Net Income Attributable to Xerox	$179	$183	$385	$372

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.68	$0.66	$1.49	$1.65
Discontinued operations	0.01	0.03	(0.01)	(0.25)
Total Basic Earnings per Share	$0.69	$0.69	$1.48	$1.40
Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.67	$0.66	$1.47	$1.64
Discontinued operations	0.01	0.03	(0.01)	(0.26)
Total Diluted Earnings per Share	$0.68	$0.69	$1.46	$1.38
__________________________

(1) Reflects our one-for-four reverse stock split that became effective on June 14, 2017. Refer to Note 1 - Basis of Presentation for further information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$182	$186	$394	$380
Less: Net income attributable to noncontrolling interests	3	3	9	8
Net Income Attributable to Xerox	179	183	385	372

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	154	(21)	491	86
Unrealized gains (losses), net	2	(9)	(4)	24
Changes in defined benefit plans, net	(41)	(15)	(44)	(107)
Other Comprehensive Income (Loss), Net	115	(45)	443	3
Less: Other comprehensive income (loss), net attributable to noncontrolling interests	—	—	1	(1)
Other Comprehensive Income (Loss), Net Attributable to Xerox	115	(45)	442	4

Comprehensive Income, Net	297	141	837	383
Less: Comprehensive income, net attributable to noncontrolling interests	3	3	10	7
Comprehensive Income, Net Attributable to Xerox	$294	$138	$827	$376
__________________________

(1) Refer to Note 16 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,781	$2,223
Accounts receivable, net	1,031	961
Billed portion of finance receivables, net	86	90
Finance receivables, net	1,290	1,256
Inventories	1,039	841
Assets of discontinued operations	—	1,002
Other current assets	402	619
Total current assets	5,629	6,992
Finance receivables due after one year, net	2,296	2,398
Equipment on operating leases, net	456	475
Land, buildings and equipment, net	636	660
Investments in affiliates, at equity	1,441	1,294
Intangible assets, net	276	290
Goodwill	3,922	3,787
Deferred tax assets, long-term	1,477	1,472
Other long-term assets	684	683
Total Assets	$16,817	$18,051
Liabilities and Equity
Short-term debt and current portion of long-term debt	$763	$1,011
Accounts payable	1,183	1,126
Accrued compensation and benefits costs	405	420
Unearned income	191	187
Liabilities of discontinued operations	—	1,002
Other current liabilities	910	908
Total current liabilities	3,452	4,654
Long-term debt	5,235	5,305
Pension and other benefit liabilities	1,674	2,240
Post-retirement medical benefits	674	698
Other long-term liabilities	178	193
Total Liabilities	11,213	13,090

Commitments and Contingencies (See Note 18)
Convertible Preferred Stock	214	214

Common stock	255	254
Additional paid-in capital	3,880	3,858
Retained earnings	5,116	4,934
Accumulated other comprehensive loss	(3,895)	(4,337)
Xerox shareholders’ equity	5,356	4,709
Noncontrolling interests	34	38
Total Equity	5,390	4,747
Total Liabilities and Equity	$16,817	$18,051

Shares of common stock issued and outstanding	254,586	253,594

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2017 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Cash Flows from Operating Activities:
Net income	$182	$186	$394	$380
(Income) loss from discontinued operations, net of tax	(3)	(8)	3	65
Income from continuing operations	179	178	397	445
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	131	140	399	426
Provision for receivables	15	15	38	39
Provision for inventory	9	6	21	21
Net gain on sales of businesses and assets	(13)	(3)	(14)	(20)
Undistributed equity in net income of unconsolidated affiliates	(26)	(37)	(56)	(66)
Stock-based compensation	14	14	39	31
Restructuring and asset impairment charges	35	13	178	154
Payments for restructurings	(42)	(38)	(169)	(83)
Defined benefit pension cost	34	32	133	108
Contributions to defined benefit pension plans	(671)	(34)	(717)	(102)
Increase in accounts receivable and billed portion of finance receivables	(34)	(13)	(174)	(173)
Collections of deferred proceeds from sales of receivables	58	58	157	191
Increase in inventories	(99)	(12)	(187)	(104)
Increase in equipment on operating leases	(53)	(74)	(155)	(204)
Decrease in finance receivables	75	53	209	138
Collections on beneficial interest from sales of finance receivables	2	5	13	20
(Increase) decrease in other current and long-term assets	(3)	20	(46)	29
Decrease in accounts payable and accrued compensation	(4)	(84)	(4)	(250)
Increase (decrease) in other current and long-term liabilities	44	32	47	(82)
Net change in income tax assets and liabilities	—	(151)	(36)	(173)
Net change in derivative assets and liabilities	(9)	49	90	—
Other operating, net	(25)	41	(13)	211
Net cash (used in) provided by operating activities of continuing operations	(383)	210	150	556
Net cash (used in) provided by operating activities of discontinued operations	(2)	160	(97)	(34)
Net cash (used in) provided by operating activities	(385)	370	53	522
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(15)	(19)	(45)	(65)
Proceeds from sales of land, buildings and equipment	1	3	2	23
Cost of additions to internal use software	(8)	(10)	(25)	(34)
Proceeds from sale of businesses	20	—	20	—
Acquisitions, net of cash acquired	—	1	(76)	(17)
Other investing, net	(2)	2	8	6
Net cash used in investing activities of continuing operations	(4)	(23)	(116)	(87)
Net cash used in investing activities of discontinued operations	—	(46)	—	(174)
Net cash used in investing activities	(4)	(69)	(116)	(261)
Cash Flows from Financing Activities:
Net proceeds on short-term debt	—	2	1	1,000
Proceeds from issuance of long-term debt	1,001	5	1,006	14
Payments on long-term debt	(13)	(8)	(1,343)	(973)
Common stock dividends	(65)	(79)	(210)	(228)
Preferred stock dividends	(3)	(6)	(13)	(18)
Proceeds from issuances of common stock	—	3	—	6
Repurchases related to stock-based compensation	(7)	—	(15)	—
Payments to noncontrolling interests	(5)	(1)	(17)	(13)
Proceeds from Conduent	—	—	161	—
Other financing	—	—	—	(1)
Net cash provided by (used in) financing activities	908	(84)	(430)	(213)
Effect of exchange rate changes on cash and cash equivalents	16	5	51	9
Decrease (increase) in cash of discontinued operations	—	10	—	(10)
Increase (decrease) in cash and cash equivalents	535	232	(442)	47
Cash and cash equivalents at beginning of period	1,246	1,043	2,223	1,228
Cash and Cash Equivalents at End of Period	$1,781	$1,275	$1,781	$1,275
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
The IIC’s review, completed during the second quarter 2017, subsequently identified total aggregate adjustments to Fuji Xerox's financial statements of approximately JPY 40 billion (approximately $360 based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox's New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the revised amount of total adjustments identified as part of the investigation was approximately $901 and impacted our fiscal years 2009 through 2017.
In the second quarter 2017, we determined that the misstatements to our Equity in net income of unconsolidated affiliates in prior years and the first quarter of 2017 identified through the IIC's review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our current year consolidated financial statements. Accordingly, we will revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. Certain of the corrections discussed above affected periods prior to fiscal year 2014, and this effect was reflected as a cumulative, net of tax adjustment to reduce retained earnings as of January 1, 2014 by $69. The effect of the revision on our previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
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
We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under current revenue recognition guidance, a significant majority of our revenue is recorded when we invoice customers, as that is normally the point at which all the revenue recognition criteria are met. Under ASU 2014-09, based on the nature of our contracts, we expect to continue to recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to have a material impact for the large majority of our revenues. Lastly, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not expected to be impacted by the adoption of ASU 2014-09. We have substantially completed the review of certain contracts that are either more complex or where the revenue recognition criteria are not directly aligned with invoicing to the customer, to determine their treatment under ASU 2014-09. Based on this review we do not expect a material change in our pattern of revenue recognition. We expect to continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements throughout the remainder of 2017. Additionally, we are continuing to assess the impacts of the additional disclosures and the cost deferral guidance required by ASU 2014-09 as the new standard requires an increased level of disclosures as well as cost deferrals. Deferred costs are minimal under our current practices as most costs to obtain a contract and fulfill a contract are expensed as incurred. However, based on an initial assessment of the contract cost guidance included in the new standard, we expect to record a transition asset upon adoption of $150 to $200 related to the incremental cost to obtain contracts. Substantially all of this adjustment is related to the deferral of sales commissions paid to sales people and agents in connection with the placement of equipment with post sale service arrangements. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years. The amount of the adjustment is subject to change based on activity for the remainder of 2017. We do not expect the post-adoption deferral and amortization of these costs to have a material impact on the Consolidated Statements of Income.
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

Xerox 2017 Form 10-Q

reported in operating cash flows. We reported $270 and $305 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. The other seven issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We held $138 and $179 of restricted cash, currently reported in other current or long-term assets at September 30, 2017 and December 31, 2016, respectively. This update is effective for our fiscal year beginning January 1, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on our statements of cash flows in future reporting periods.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. We adopted ASU 2016-09 effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on our financial condition, results of operations or cash flows. However, the impacts may vary and may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the company's common stock at the date of vesting for share-based awards. For the three and nine months ended September 30, 2017, we recognized $1 and $3, respectively, of additional tax expense related to the application of this update.
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

Xerox 2017 Form 10-Q

Derivatives
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update expand and refine hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments with the same income statement line item that the hedged item is reported and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This update is effective for our fiscal year beginning January 1, 2019, with early adoption permitted at any interim period. We are currently evaluating the impact of the adoption of ASU 2017-12 on our consolidated financial statements.
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
Separation costs are included in Income (Loss) from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Separation costs	$1	$39	$9	$75
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
Income from discontinued operations, net of tax, for the three months ended September 30, 2017 of $3 was primarily related to changes in estimates. Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$1,587	$—	$4,855

Cost of services	—	1,317	—	4,069
Other expenses(1)	1	286	9	897
Total costs and expenses	1	1,603	9	4,966

Net loss before income taxes	(1)	(16)	(9)	(111)
Income tax benefit	4	24	6	46
Income (loss) from discontinued operations, net of tax	$3	$8	$(3)	$(65)
_____________
(1) The three and nine months ended September 30, 2016 include $6 and $13, respectively, of interest on the $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation and therefore was reported in the Income (loss) from discontinued operations.
Refer to Note 11 - Debt for additional information regarding the Separation Debt Activity.
In January 2017, as provided for in the Separation Agreement, we received a distribution from Conduent of $161 representing the final adjustment required to set Conduent's cash balance at $225 as of the Separation. This amount was recorded as a receivable from Conduent included in Other Current Assets at December 31, 2016. The cash receipt was reported in Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows as it represented an adjustment to our Distribution of Conduent.
Other Divestitures
In August 2017 we completed the sale of the Xerox Research Centre Europe in Grenoble, France to Naver Corporation (Naver). The selling price was approximately $23 and included a license agreement and the transfer of liabilities. The net assets and expenses of the sale were approximately $10, including approximately $6 of Goodwill, resulting in a pretax gain of $13 ($4 after-tax), which is included in Other expenses, net in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017. The sale included the transfer of approximately 80 researchers and administrative staff who became part of Naver.

Xerox 2017 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2017	December 31, 2016
Invoiced	$731	$651
Accrued	357	374
Allowance for doubtful accounts	(57)	(64)
Accounts Receivable, Net	$1,031	$961
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivable, without recourse, to third-parties. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. In connection with the efforts of our Strategic Transformation Program to reduce costs and simplify our business processes, we have decided to terminate all accounts receivable sales arrangements in North America and most arrangements in Europe during the fourth quarter 2017.
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances, a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in Other current assets in the accompanying Consolidated Balance Sheets and were $56 and $48 at September 30, 2017 and December 31, 2016, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $476 and $531 remained uncollected as of September 30, 2017 and December 31, 2016, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accounts receivable sales	$520	$516	$1,598	$1,690
Deferred proceeds	56	55	164	185
Loss on sales of accounts receivable	3	4	9	12
Estimated decrease to operating cash flows(1)	(77)	(58)	(83)	(42)
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(3)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Provision	4	1	1	—	6
Charge-offs	(10)	(1)	(3)	—	(14)
Recoveries and other(3)	1	—	4	—	5
Balance at June 30, 2017	$48	$16	$42	$2	$108
Provision	1	—	3	—	4
Charge-offs	(2)	(1)	(3)	—	(6)
Recoveries and other(3)	8	1	1	—	10
Balance at September 30, 2017	$55	$16	$43	$2	$116
Finance receivables as of September 30, 2017 collectively evaluated for impairment (4)	$1,992	$391	$1,339	$66	$3,788

Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	4	1	5	—	10
Charge-offs	(2)	(2)	(2)	—	(6)
Recoveries and other(3)	1	2	1	—	4
Balance at March 31, 2016	$57	$18	$49	$2	$126
Provision	—	1	7	—	8
Charge-offs	(3)	(2)	(3)	—	(8)
Recoveries and other(3)	—	1	(2)	—	(1)
Balance at June 30, 2016	$54	$18	$51	$2	$125
Provision	$3	$1	$5	$—	$9
Charge-offs	(1)	(2)	(3)	—	(6)
Recoveries and other(3)	1	—	—	—	1
Balance at September 30, 2016	$57	$17	$53	$2	$129
Finance receivables as of September 30, 2016 collectively evaluated for impairment(4)	$2,139	$377	$1,382	$66	$3,964
 __________________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified in Other was reclassified to the U.S. Prior year amounts have been revised to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $116 and $129 at September 30, 2017 and 2016, respectively.

Xerox 2017 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2017				December 31, 2016
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services(4)	$188	$339	$66	$593	$215	$343	$60	$618
Government and education(4)	480	58	15	553	535	56	17	608
Graphic arts(4)	115	101	98	314	135	106	106	347
Industrial(4)	84	80	13	177	88	82	14	184
Healthcare(4)	89	42	11	142	92	39	12	143
Other(4)	73	100	40	213	90	106	42	238
Total United States(4)	1,029	720	243	1,992	1,155	732	251	2,138
Finance and other services	54	42	25	121	54	43	15	112
Government and education	48	5	4	57	52	6	2	60
Graphic arts	35	34	28	97	39	37	24	100
Industrial	20	12	10	42	21	13	6	40
Other	34	26	14	74	33	25	8	66
Total Canada	191	119	81	391	199	124	55	378
France	192	228	52	472	181	222	51	454
U.K./Ireland(4)	97	155	11	263	95	148	10	253
Central(1)	185	145	18	348	182	148	19	349
Southern(2)	42	145	16	203	36	131	14	181
Nordics(3)	31	21	1	53	26	22	1	49
Total Europe	547	694	98	1,339	520	671	95	1,286
Other	37	25	4	66	35	15	2	52
Total	$1,804	$1,558	$426	$3,788	$1,909	$1,542	$403	$3,854
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)	The December 31, 2016 amounts have been revised to conform to 2017 presentation.

Xerox 2017 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$12	$1	$1	$14	$579	$593	$9
Government and education	15	1	3	19	534	553	20
Graphic arts	12	1	—	13	301	314	5
Industrial	4	—	1	5	172	177	5
Healthcare	4	—	1	5	137	142	5
Other	6	1	1	8	205	213	3
Total United States	53	4	7	64	1,928	1,992	47
Canada	4	1	—	5	386	391	13
France	3	—	—	3	469	472	15
U.K./Ireland	3	—	—	3	260	263	—
Central(1)	3	1	—	4	344	348	6
Southern(2)	3	1	2	6	197	203	7
Nordics(3)	—	—	—	—	53	53	—
Total Europe	12	2	2	16	1,323	1,339	28
Other	3	—	—	3	63	66	—
Total	$72	$7	$9	$88	$3,700	$3,788	$88

	December 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$13	$3	$1	$17	$601	$618	$11
Government and education	10	4	3	17	591	608	25
Graphic arts	13	1	—	14	333	347	5
Industrial	4	1	1	6	178	184	5
Healthcare	3	1	1	5	138	143	5
Other	9	2	1	12	226	238	5
Total United States	52	12	7	71	2,067	2,138	56
Canada	3	—	—	3	375	378	8
France	3	—	—	3	451	454	20
U.K./Ireland	2	1	—	3	250	253	1
Central(1)	2	1	—	3	346	349	5
Southern(2)	5	1	1	7	174	181	6
Nordics(3)	1	—	—	1	48	49	1
Total Europe	13	3	1	17	1,269	1,286	33
Other	3	—	—	3	49	52	—
Total	$71	$15	$8	$94	$3,760	$3,854	$97
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2017 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2017	December 31, 2016
Finished goods	$880	$713
Work-in-process	55	47
Raw materials	104	81
Total Inventories	$1,039	$841

Note 9 – Investment in Affiliates, at Equity
Our Equity in net income of unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fuji Xerox	$26	$36	$81	$89
Other investments	4	4	9	11
Total Equity in Net Income of Unconsolidated Affiliates	$30	$40	$90	$100
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Summary of Operations:
Revenues	$2,508	$2,701	$7,392	$7,793
Costs and expenses	2,383	2,480	6,926	7,252
Income before income taxes	125	221	466	541
Income tax expense	41	68	117	159
Net Income	84	153	349	382
Less: Net income – noncontrolling interests	1	2	3	6
Net Income – Fuji Xerox	$83	$151	$346	$376
Weighted Average Exchange Rate(1)	110.90	102.44	111.92	108.64
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2017 Form 10-Q

Note 10 – Restructuring Programs
During the nine months ended September 30, 2017, we recorded net restructuring and asset impairment charges of $178, which included approximately $200 of severance costs related to headcount reductions of approximately 2,100 employees worldwide and $3 of lease cancellation costs. These costs were partially offset by $25 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
We also recorded $18 of costs during the nine months ended September 30, 2017, primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2016	$104	$23	$—	$127
Provision	110	2	—	112
Reversals	(2)	—	—	(2)
Net current period charges(1)	108	2	—	110
Charges against reserve and currency	(58)	(1)	—	(59)
Balance at March 31, 2017	$154	$24	$—	$178
Provision	50	1	—	51
Reversals	(13)	(5)	—	(18)
Net current period charges(1)	37	(4)	—	33
Charges against reserve and currency	(43)	(17)	—	(60)
Balance at June 30, 2017	$148	$3	$—	$151
Provision	40	—	—	40
Reversals	(5)	—	—	(5)
Net current period charges(1)	35	—	—	35
Charges against reserve and currency	(36)	(3)	—	(39)
Balance at September 30, 2017	$147	$—	$—	$147
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Charges against reserve and currency	$(39)	$(37)	$(158)	$(81)
Effects of foreign currency and other non-cash items	(3)	(1)	(11)	(2)
Restructuring Cash Payments	$(42)	$(38)	$(169)	$(83)

Note 11 – Debt
Senior Notes
In September 2017, we issued $1.0 billion of 3.625% Senior Notes due March 2023 (the "2023 Senior Notes") at 99.920% of par resulting in aggregate net proceeds of approximately $992. Interest on these Senior Notes is payable semi-annually. Debt issuance costs of approximately $8 were paid and deferred in connection with the issuance of these Senior Notes and will be amortized over the term of the Senior Notes. The debt proceeds were used for general corporate purposes, which included a voluntary cash contribution of $500 to our U.S. defined benefit pension plans as well as the early redemption of certain debt.
In September 2017, we announced the early redemption of $475 of the remaining $740 of 6.35% Senior Notes due May 2018. The redemption was completed in October 2017 and we expect to record a net loss of $7 in the fourth quarter 2017.

Xerox 2017 Form 10-Q

Refer to Note 14 - Employee Benefit Plans for further information regarding the voluntary contribution made to our U.S. defined benefit pension plans.

Credit Facility
In August 2017, we entered into an Amended and Restated Credit Agreement that included a reduction in the size of our unsecured revolving Credit Facility from $2.0 billion to $1.8 billion and an extension in the maturity date from March 2019 to August 2022. The amended and restated Credit Facility also included a reduction in the letter of credit sub-facility from $300 to $250. The accordion feature of our previous $2.0 billion Credit Facility, which allowed us to increase (from time to time, with willing lenders) the overall size of the facility by $750, was retained. We also have the right to request a one year extension on any anniversary of the amendment date.
We deferred $5 of debt issuance costs in connection with this amendment, which includes approximately $2 of unamortized deferred debt issuance costs associated with the existing Credit Facility. The write-off of debt issuance costs associated with lenders who reduced their participation in the amended and restated Credit Facility were not material.
At September 30, 2017, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
The amended and restated $1.8 billion Credit Agreement also includes revisions to pricing as well as certain financial covenants as follows:
Borrowings under the amended and restated Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the new Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of September 30, 2017, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.175% and 1.175%, respectively.

An annual facility fee is payable to each lender in the amended and restated Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of September 30, 2017 the applicable rate is 0.200%.

The amended and restated Credit Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:

(a)	Maximum leverage ratio (a quarterly test that is calculated as principal debt divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility) of 4.25x.

(b)
Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the amended and restated Credit Facility) may not be less than 3.00x.

(c)
Limitations on (i) liens securing debt, (ii) mergers, consolidations and liquidations, (iii) limitations on debt incurred by certain subsidiaries, (iv) sale of all or substantially all our assets, (v) payment restrictions affecting subsidiaries, (vi) non-arm's length transactions with affiliates, (vii) change in nature of business, (viii) actions that may violate OFAC and anti-corruption laws.

The amended and restated Credit Facility contains various events of default that are substantially similar to those included in the $2.0 billion Credit Facility, the occurrence of which could result in termination of the lenders' commitments to lend and the acceleration of all our obligations under the amended and restated Credit Facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the amended and restated Credit Facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox.

Xerox 2017 Form 10-Q

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

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense(1)	$62	$74	$188	$235
Interest income(2)	75	85	229	253
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Xerox 2017 Form 10-Q

Fair Value Hedges
As of September 30, 2017, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $4 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments.
The following is a summary of our fair value hedges at September 30, 2017:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$4	2.79%	4.5%	Libor	2021
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
At September 30, 2017 and December 31, 2016, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,036 and $3,149 respectively, with terms of less than 12 months. Approximately 69% of the contracts at September 30, 2017 mature within three months, 25% mature in three to six months and 6% in six to twelve months. The associated currency exposures being hedged at September 30, 2017 were materially consistent with our year-end currency exposures, with the exception of our Euro/U.K. Pound Sterling exposure, which decreased by approximately $1,130 (currencies hedged - buy/sell). There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated expenses. The net liability fair value of these contracts were $21 and $20 as of September 30, 2017 and December 31, 2016, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$1	$6
	Other current liabilities	(22)	(26)
Interest rate swaps	Other long-term assets	4	4
	Net Designated Derivative Liability	$(17)	$(16)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$82
	Other current liabilities	(27)	(13)
	Net Undesignated Derivative (Liability) Asset	$(22)	$69

Summary of Derivatives	Total Derivative Assets	$10	$92
	Total Derivative Liabilities	(49)	(39)
	Net Derivative (Liability) Asset	$(39)	$53

Xerox 2017 Form 10-Q

Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2017	2016	2017	2016
Fair Value Hedges - Interest rate contracts
Derivative (loss) gain recognized in interest expense	$(1)	$(3)	$—	$8
Hedged item gain (loss) recognized in interest expense	1	3	—	(8)

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative (loss) gain recognized in OCI (effective portion)	$(9)	$4	$(22)	$61
Derivative (loss) gain reclassified from AOCL to income - Cost of sales (effective portion)	(15)	17	(23)	24

During the three and nine months ended September 30, 2017 and 2016 no amount of ineffectiveness was recorded in earnings for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2017, a net after-tax loss of $17 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments (Losses) Gains
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of (losses) gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative (Loss) Gain	2017	2016	2017	2016
Foreign exchange contracts – forwards	Other expense – Currency (loss) gain, net	$(20)	$33	$(30)	$182
Net currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. For the three and nine months ended September 30, 2017, currency losses, net were $0 and $4, respectively. For the three and nine months ended September 30, 2016, currency losses, net were $4 and $7, respectively.

Xerox 2017 Form 10-Q

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2017	December 31, 2016
Assets:
Foreign exchange contracts - forwards	$6	$88
Interest rate swaps	4	4
Deferred compensation investments in mutual funds	17	15
Total	$27	$107
Liabilities:
Foreign exchange contracts - forwards	$49	$39
Deferred compensation plan liabilities	18	17
Total	$67	$56
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,781	$1,781	$2,223	$2,223
Accounts receivable, net	1,031	1,031	961	961
Short-term debt	763	774	1,011	1,015
Long-term debt	5,235	5,400	5,305	5,438
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

Xerox 2017 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016	2017	2016
Service cost	$—	$1	$5	$7	$2	$1
Interest cost	31	32	43	49	7	9
Expected return on plan assets	(35)	(34)	(57)	(61)	—	—
Recognized net actuarial loss	5	8	20	15	—	—
Amortization of prior service credit	—	—	(1)	(1)	(1)	(2)
Recognized settlement loss	23	16	—	—	—	—
Defined Benefit Plans	24	23	10	9	8	8
Defined contribution plans	6	8	8	6	n/a	n/a
Net Periodic Benefit Cost	30	31	18	15	8	8

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial loss(1)	50	113	—	—	—	—
Amortization of prior service credit	—	—	1	1	1	2
Amortization of net actuarial loss	(28)	(24)	(21)	(15)	(1)	—
Total Recognized in Other Comprehensive Income (Loss)(2)	22	89	(20)	(14)	—	2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$52	$120	$(2)	$1	$8	$10

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2017	2016	2017	2016	2017	2016
Service cost	$2	$3	$20	$23	$4	$4
Interest cost	97	103	120	150	21	25
Expected return on plan assets	(96)	(108)	(164)	(190)	—	—
Recognized net actuarial loss	16	20	58	49	—	1
Amortization of prior service credit	(1)	(1)	(3)	(3)	(3)	(4)
Recognized settlement loss	84	62	—	—	—	—
Defined Benefit Plans	102	79	31	29	22	26
Defined contribution plans	19	23	22	22	n/a	n/a
Net Periodic Benefit Cost	121	102	53	51	22	26

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(1)	70	370	—	—	(11)	(34)
Amortization of prior service credit	1	1	3	3	3	4
Amortization of net actuarial loss	(100)	(82)	(59)	(49)	(1)	(1)
Total Recognized in Other Comprehensive Income (Loss)(2)	(29)	289	(56)	(46)	(9)	(31)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$92	$391	$(3)	$5	$13	$(5)
__________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive Income (Loss). Refer to Note 16 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.

Xerox 2017 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	Estimated 2017	2016
U.S. Plans	$668	$17	$674	$24
Non-U.S. Plans	49	85	161	154
Total Pension	$717	$102	$835	$178

Retiree Health	$49	$46	$65	$61
The estimated full year 2017 U.S. pension plan contributions of $674 include $650 contributed in the third quarter of 2017 to our domestic tax-qualified defined benefit plans, which was comprised of $15 to meet the minimum funding requirements and $635 of additional voluntary contributions. The original estimate of 2017 voluntary contributions of $135 was increased by $500 to $635 as a result of funding provided from a Senior Note offering in the third quarter 2017. Refer to Note 11 - Debt for further information regarding the issuance of the Senior Notes.
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

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	385	442	827	10	837
Cash dividends declared - common(1)	—	—	(192)	—	(192)	—	(192)
Cash dividends declared - preferred(2)	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	23	—	—	24	—	24
Distributions and purchase - noncontrolling interests	—	(1)	—	—	(1)	(14)	(15)
Balance at September 30, 2017	$255	$3,880	$5,116	$(3,895)	$5,356	$34	$5,390

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$253	$3,777	$9,575	$(4,630)	$8,975	$43	$9,018
Comprehensive income, net	—	—	372	4	376	7	383
Cash dividends declared - common(1)	—	—	(237)	—	(237)	—	(237)
Cash dividends declared - preferred(2)	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	—	55	—	—	55	—	55
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at September 30, 2016	$253	$3,832	$9,692	$(4,626)	$9,151	$40	$9,191
_____________________________

(1)	Cash dividends declared on common stock of $0.25 per share in each quarter of 2017 and $0.31 per share in each quarter of 2016.

(2)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2017 and 2016.

(3)	Refer to Note 16 - Other Comprehensive Income (Loss) for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during first, second or third quarter 2017.

Xerox 2017 Form 10-Q

Note 16 - Other Comprehensive Income (Loss)
As previously disclosed in Note 1 - Basis of Presentation, the historical statements of Other Comprehensive Income (Loss) have not been revised to reflect the effect of the Separation. Refer to Note 5 - Divestitures for additional information regarding the Separation. Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$152	$154	$(21)	$(21)	$490	$491	$90	$86
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(9)	(7)	4	3	(22)	(18)	61	42
Changes in cash flow hedges reclassed to earnings(1)	15	11	(17)	(12)	23	15	(24)	(17)
Other losses	(2)	(2)	—	—	(1)	(1)	(1)	(1)
Net Unrealized Gains (Losses)	4	2	(13)	(9)	—	(4)	36	24

Defined Benefit Plans (Losses) Gains:
Net actuarial losses	(50)	(31)	(113)	(69)	(59)	(37)	(336)	(207)
Prior service amortization(2)	(2)	(2)	(3)	(2)	(7)	(5)	(8)	(5)
Actuarial loss amortization/settlement(2)	50	35	40	27	160	109	133	90
Fuji Xerox changes in defined benefit plans, net(3)	6	6	(8)	(8)	27	27	(108)	(108)
Other (losses) gains(4)	(49)	(49)	38	37	(138)	(138)	124	123
Changes in Defined Benefit Plans Losses	(45)	(41)	(46)	(15)	(17)	(44)	(195)	(107)

Other Comprehensive Income (Loss)	111	115	(80)	(45)	473	443	(69)	3
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	1	1	(1)	(1)
Other Comprehensive Income (Loss) Attributable to Xerox	$111	$115	$(80)	$(45)	$472	$442	$(68)	$4
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2017	December 31, 2016
Cumulative translation adjustments	$(1,773)	$(2,263)
Other unrealized losses, net	(17)	(13)
Benefit plans net actuarial losses and prior service credits(1)	(2,105)	(2,061)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,895)	$(4,337)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2017 Form 10-Q

Note 17 – Earnings per Share
As previously disclosed in Note 1 - Basis of Presentation, a one-for-four reverse stock split became effective on June 14, 2017 for all authorized, issued and outstanding shares of Xerox common stock. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$176	$175	$388	$437
Accrued dividends on preferred stock	(4)	(6)	(11)	(18)
Adjusted Net income from continuing operations available to common shareholders	172	169	377	419
Net income (loss) from discontinued operations attributable to Xerox	3	8	(3)	(65)
Adjusted Net income available to common shareholders	$175	$177	$374	$354

Weighted average common shares outstanding	254,510	253,430	254,259	253,340
Basic Earnings (Loss) per Share:
Continuing operations	$0.68	$0.66	$1.49	$1.65
Discontinued operations	0.01	0.03	(0.01)	(0.25)
Basic Earnings per Share	$0.69	$0.69	$1.48	$1.40

Diluted Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$176	$175	$388	$437
Accrued dividends on preferred stock	—	(6)	(11)	(18)
Adjusted Net income from continuing operations available to common shareholders	176	169	377	419
Net income (loss) from discontinued operations attributable to Xerox	3	8	(3)	(65)
Adjusted Net income available to common shareholders	$179	$177	$374	$354

Weighted average common shares outstanding	254,510	253,430	254,259	253,340
Common shares issuable with respect to:
Stock options	—	150	—	173
Restricted stock and performance shares	2,133	2,744	2,170	2,081
Convertible preferred stock	6,742	—	—	—
Adjusted Weighted average common shares outstanding	263,385	256,324	256,429	255,594
Diluted Earnings (Loss) per Share:
Continuing operations	$0.67	$0.66	$1.47	$1.64
Discontinued operations	0.01	0.03	(0.01)	(0.26)
Diluted Earnings per Share	$0.68	$0.69	$1.46	$1.38

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	—	327	—	304
Restricted stock and performance shares	3,890	5,658	3,852	6,321
Convertible preferred stock	—	6,742	6,742	6,742
Total Anti-Dilutive Securities	3,890	12,727	10,594	13,367

Dividends per Common Share	$0.25	$0.31	$0.75	$0.93

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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2017, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $637, with the decrease from our December 31, 2016 balance of approximately $750, primarily related to closed cases, partially offset by interest. With respect to the unreserved balance of $637, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2017, we had $78 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of approximately $150 and $100, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of September 30, 2017. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which makes substantially similar allegations and seeks similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary

Xerox 2017 Form 10-Q

Judgment seeking judgment in Xerox's favor on all claims against it. The Defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.
Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motion was fully briefed on October 13, 2017. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Other Contingencies
We have issued or provided approximately $396 of guarantees as of September 30, 2017 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Currency Impact
To better understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates. The constant currency impact for signings growth is calculated on the basis of plan currency rates.

Overview
Fuji Xerox Accounting Review
Fuji Xerox is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. In April 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. The IIC’s review, completed during the second quarter 2017, identified total aggregate adjustments to Fuji Xerox’s prior period financial statements of approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox’s New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the total adjustments identified as part of the IIC's investigation was approximately $90 million2 and impacted our fiscal years 2009 through 2017.
In second quarter 2017, we determined that the misstatements to our equity income in prior years and in first quarter 2017 resulting from the IIC’s review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our current year consolidated financial statements. Accordingly, we will revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. Certain of the corrections discussed above affected periods prior to fiscal year 2014, and this effect was reflected as a cumulative, net of tax adjustment to reduce retained earnings as of January 1, 2014 by $69 million. Prior period amounts throughout this section have been adjusted to incorporate the revised amounts, where applicable.
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

Xerox 2017 Form 10-Q

Segment Changes
Following the separation of the Business Process Outsourcing (BPO) business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017, we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions are largely based upon an analysis of Xerox at the consolidated level, including assessments related to the company’s incentive compensation plans, as well as at the Board level.
Separation Update
On December 31, 2016, Xerox Corporation completed the separation of its BPO business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated ("Conduent"), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”). Conduent is now an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “CNDT”. As a result of the Separation and Distribution, the BPO business is presented as a discontinued operation and, as such, has been excluded from continuing operations for all periods presented.
Refer to Note 5 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding the Separation.
Third Quarter 2017 Review
During the third quarter 2017 the rate of decline in revenues moderately improved and margins, as well as cash flows were both in line with expectations. The launch of our new ConnectKey products continued to show improvement during third quarter 2017 and we also had improvement in our Managed Document Services revenues.
Total revenue of $2.5 billion for third quarter 2017 declined 5.0% from third quarter 2016 including a 0.9-percentage point favorable impact from currency. Post-sale revenue of $1.98 billion, which represented 79% of total revenues, declined 3.9% including a 0.9-percentage point favorable impact from currency. The decline in post-sale revenue primarily reflects lower equipment signings, installs and sales in prior periods, a continued decline in page volumes, lower other I/T hardware sales and lower supplies demand. Equipment revenues of $521 million declined by 9.1%, including a 0.9-percentage point favorable impact from currency. Equipment revenues declined across all product areas, which reflected the impact of longer new product transitions cycles in certain areas of the business, ongoing black-and-white revenue declines that reflected overall market decline trends and unfavorable mix. Equipment revenues were also impacted by price declines of approximately 5%. Total revenue of $7.52 billion for the nine months ended September 30, 2017 declined 6.5% from the prior year period including a 0.9-percentage point negative impact from currency. Post-sale revenue of $5.95 billion, which represented 79% of total revenues, declined 5.1% including a 0.9-percentage point negative impact from currency. Equipment revenues of $1.57 billion declined by 11.1%, including a 0.7-percentage point negative impact from currency.
Net income from continuing operations attributable to Xerox for the three months ended September 30, 2017 and 2016 was $176 million and $175 million, respectively, and included after-tax costs of $60 million and $48 million, respectively, related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and other discrete adjustments, resulting in adjusted1 net income from continuing operations attributable to Xerox of $236 million and $223 million, respectively. The increase in net income from continuing operations attributable to Xerox and adjusted1 net income for the three months ended September 30, 2017 as compared to the prior year period were primarily due to costs savings from our Strategic Transformation program as well as, lower interest expense and a gain from the sale of a research facility, which are both included in Other expenses, net, and lower income taxes. These increases were partially offset by lower revenues and Equity in net income of unconsolidated affiliates as well as the impact of negative transaction currency.

Xerox 2017 Form 10-Q

Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2017 and 2016 was $388 million and $437 million, respectively, and included after-tax costs of $253 million and $226 million, respectively, related to the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs other discrete adjustments, resulting in adjusted1 net income from continuing operations attributable to Xerox of $641 million and $663 million, respectively. The decrease in net income from continuing operations attributable to Xerox and adjusted1 net income for the nine months ended September 30, 2017 were primarily due to lower revenues partially offset by costs savings from our Strategic Transformation program as well as, lower interest expense and a gain from the sale of a research facility, which are both included in Other expenses, net. The decrease in net income from continuing operations attributable to Xerox was also impacted by higher restructuring and related costs and non-service retirement-related costs partially offset by lower income taxes, which were higher on an adjusted basis.
Operating cash flow from continuing operations for the nine months ended September 30, 2017 was $150 million, as compared to $556 million for the prior year period. The decrease is primarily due to higher pension contributions of $615 million, which reflects an incremental $500 million contribution to our U.S. defined benefit pension plans and higher restructuring payments, partially offset by working capital3 improvements, increased cash flows from the run-off of finance assets and lower income tax payments. The $500 million incremental pension contribution was funded through a $1.0 billion Senior Note offering during the third quarter 2017. Cash used in investing activities from continuing operations for the nine months ended September 30, 2017 was $116 million and included capital expenditures of $70 million and $76 million for acquisitions that were partly offset by proceeds of $20 million from the sale of a research facility. Cash used in financing activities of $430 million for the nine months ended September 30, 2017 primarily reflects payments of $1.0 billion on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes, and dividend payments of $223 million partly offset by proceeds from the issuance of $1.0 billion of Senior Notes in third quarter 2017 and $161 million from the final cash adjustment with Conduent.
2017 Outlook
We continue to expect total revenues to decline for 2017 in the mid-single digits range, excluding the impact of currency, which at September 30, 2017 exchange rates, is expected to have a slightly negative to neutral impact on total revenues in 2017. However, we do continue to expect to see an improving trend in revenue for the balance of the year as we continue to realize the benefits from new product launches and other growth initiatives, which are expected to continue into the fourth quarter. Reported and adjusted1 margins and earnings are expected to be in line with our full-year expectations.
During third quarter 2017, we updated our expectations for full year 2017 operating cash flows from continuing operations from a range of $700 million to $900 million to a range of $(50) million to $150 million. This update reflects the net impact of higher operating cash flows of $100 million, which are expected to be more than offset by the incremental pension contributions of $500 million, as well as the estimated one-time 2017 cash impact of approximately $350 million from the termination of certain accounts receivable sales programs in the fourth quarter 2017. The additional pension funding will significantly reduce mandatory cash contributions to our U.S. plans in future years beginning 2018 and the termination of certain accounts receivable sales programs is not expected to impact cash flows in 2018.
We also reduced our expected capital expenditures, inclusive of internal use software, to approximately $125 million from $175 million, which is expected to be offset by a $50 million increase in acquisitions.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)
The difference between the aggregate revision to retained earnings and the $90 million impact at March 31, 2017 is primarily due to currency and the impact of adjustments recorded directly by Xerox in the first quarter 2017.

(3)	Working capital reflects Accounts receivable, Collections of deferred proceeds from sales of receivables, Inventory and Accounts payable and Accrued compensation

Xerox 2017 Form 10-Q

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change	% of Total Revenue 2017	% of Total Revenue 2016
Equipment sales	$521	$573	(9.1)%	(10.0)%	$1,569	$1,765	(11.1)%	(10.4)%	21%	22%
Post sale revenue	1,976	2,056	(3.9)%	(4.8)%	5,949	6,272	(5.1)%	(4.2)%	79%	78%
Total Revenue	$2,497	$2,629	(5.0)%	(5.9)%	$7,518	$8,037	(6.5)%	(5.6)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$981	$1,057	(7.2)%	(7.9)%	$2,927	$3,186	(8.1)%	(7.3)%
Less: Supplies, paper and other sales	(460)	(484)	(5.0)%	(5.3)%	(1,358)	(1,421)	(4.4)%	(3.5)%
Equipment sales(1)	$521	$573	(9.1)%	(10.0)%	$1,569	$1,765	(11.1)%	(10.4)%

Services, maintenance and rentals	$1,443	$1,489	(3.1)%	(4.2)%	$4,368	$4,603	(5.1)%	(4.1)%
Add: Supplies, paper and other sales	460	484	(5.0)%	(5.3)%	1,358	1,421	(4.4)%	(3.5)%
Add: Financing	73	83	(12.0)%	(12.9)%	223	248	(10.1)%	(9.2)%
Post sale revenue(1)	$1,976	$2,056	(3.9)%	(4.8)%	$5,949	$6,272	(5.1)%	(4.2)%

North America	$1,514	$1,597	(5.2)%	(5.7)%	$4,521	$4,793	(5.7)%	(5.8)%	60%	60%
International	853	880	(3.1)%	(5.1)%	2,600	2,781	(6.5)%	(3.7)%	35%	34%
Other	130	152	(14.5)%	(14.5)%	397	463	(14.3)%	(14.3)%	5%	6%
Total Revenue(2)	$2,497	$2,629	(5.0)%	(5.9)%	$7,518	$8,037	(6.5)%	(5.6)%	100%	100%

Memo:
Managed Document Services(3)	$853	$835	2.2%	1.2%	$2,506	$2,558	(2.0)%	(0.8)%	33%	32%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems IT-related equipment sales to other sales, which are included in Post sale revenue.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding equipment revenue, Managed Document Services (MDS) was $745 million and $719 million, respectively, for the three months ended September 30, 2017 and 2016, representing an increase of 3.6% including a 1.0-percentage point favorable impact from currency. For the nine months ended September 30, 2017 and 2016, excluding equipment revenue, MDS was $2,194 million and $2,200 million, respectively, representing a decline of 0.3% including a 1.2-percentage point negative impact from currency.

Third quarter 2017 total revenues decreased 5.0% as compared to third quarter 2016, with a 0.9-percentage point favorable impact from currency. Third quarter 2017 total revenues reflect the following:
Post sale revenue decreased 3.9% as compared to third quarter 2016, with a 0.9-percentage point favorable impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the BPO business upon Separation. These revenues declined 3.1%, with a 1.1-percentage point favorable impact from currency; the decline at constant currency[1] reflected lower signings and installs in prior periods and the continuing decline in page volumes.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 5.0%, with a 0.3-percentage point favorable impact from currency. The decline at constant currency[1] was driven by lower network integration solutions sales from our Global Imaging business, as well as reduced original equipment manufacturer (OEM) supplies and lower supplies demand consistent with declining equipment sales in prior periods.

•
Financing revenue is generated from financed equipment sale transactions. The 12.0% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods and included a 0.9-percentage point favorable impact from currency.

Xerox 2017 Form 10-Q

Total revenues for the nine months ended September 30, 2017 decreased 6.5% as compared to the prior year period, with a 0.9-percentage point negative impact from currency. Year-to-date 2017 total revenues reflect the following:
Post sale revenue decreased 5.1% as compared to the prior year period, with a 0.9-percentage point negative impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the BPO business upon Separation. These revenues declined 5.1%, with a 1.0-percentage point negative impact from currency; the decline at constant currency[1] reflected lower signings and installs in prior periods and the continuing decline in page volumes.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 4.4%, with a 0.9-percentage point negative impact from currency. The decline at constant currency[1] was driven by lower network integration solutions sales from our Global Imaging business, reduced original equipment manufacturer (OEM) supplies and lower supplies demand (both in U.S. and European channels) consistent with declining equipment sales in prior periods. The decline was partly offset by higher supplies sales from our Global Imaging business, as well as in developing markets.

•
Financing revenue is generated from financed equipment sale transactions. The 10.1% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods and included a 0.9-percentage point negative impact from currency.

Equipment Sales Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change	% of Total Revenue 2017	% of Total Revenue 2016
Entry	$86	$97	(11.3)%	(12.7)%	$266	$293	(9.2)%	(8.9)%	17%	17%
Mid-range	334	362	(7.7)%	(8.5)%	993	1,124	(11.7)%	(10.9)%	64%	64%
High-end	97	108	(10.2)%	(11.8)%	296	333	(11.1)%	(10.2)%	19%	19%
Other	4	6	NM	NM	14	15	NM	NM	NM	NM
Equipment sales(1)	$521	$573	(9.1)%	(10.0)%	$1,569	$1,765	(11.1)%	(10.4)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Equipment sales revenue in 2016 has been revised to reclassify certain Global Imaging Systems IT-related equipment sales to other sales, which are included in Post sale revenue.
Equipment sales revenue for the three months ended September 30, 2017 decreased 9.1% as compared to third quarter 2016, with a 0.9-percentage point favorable impact from currency. Revenue decline was impacted by price declines of approximately 5% (which were in-line with our historic impact). The decline in mid-range sales reflected longer new product transition cycles that are characteristic of certain areas of the business as well as ongoing black-and-white revenue declines that reflected overall market decline trends; the decline in mid-range improved sequentially, led by Global Imagining, US channels and developing markets. The decline in high-end sales primarily reflected lower revenues from our black-and-white systems consistent with overall market decline trends, along with the impact of higher sales of iGen and Color Press in the prior year associated with the drupa trade show; these declines were only partially mitigated by higher sales of our continuous feed inkjet systems and demand for our recently launched Versant entry production color system. The decline in entry sales reflected an unfavorable mix caused by higher install activity associated with new ConnectKey products that are at the lower end of the portfolio, and a higher low-end printer mix in developing markets, as well as continued lower OEM activity.
Equipment sales revenue for the nine months ended September 30, 2017 decreased 11.1% as compared to the prior year period, with a 0.7-percentage point negative impact from currency. Revenue declined across all product areas and was impacted by price declines of approximately 5% (which were in-line with our historic impact). The decline in mid-range sales reflected in part the mid-year transition to our new product portfolio and lower revenue from color devices as well as lower revenues from black-and-white systems reflecting the overall market decline trends. The decline in high-end sales primarily reflected lower revenues from our black-and-white systems, consistent with overall market decline trends, along with the impact of higher sales of iGen and Color Press in the prior year associated with the drupa trade show; these declines were only partially mitigated by higher sales of our continuous feed inkjet color systems and the recently launched Versant products. High-end color sales also included lower digital front-end (DFE) sales to Fuji Xerox. The decline in entry sales reflected lower OEM activity, an

Xerox 2017 Form 10-Q

unfavorable mix caused by higher install activity associated with new ConnectKey products that are at the lower end of the portfolio, as well as low-end printers in developing markets.
Revenue Metrics
Total Installs
Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging Systems. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs for the three months ended September 30, 2017:
Entry(1)

•	23% increase in color multifunction devices, reflecting demand for recently launched products as well as the migration from printers to multifunction devices, consistent with market trends.

•	26% increase in black-and-white multifunction devices, driven largely by a higher activity for low-end printers in developing markets.
Mid-Range(2)

•	Mid-range color installs were flat, reflecting demand for recently launched products including strong activity in developing markets, offset by the timing of large account sales in the prior year.

•	11% decrease in mid-range black-and-white, reflecting overall market decline as well as the impact of transitioning to the new product portfolio, partly offset by growth in developing markets.
High-End(2)

•
2% decrease in high-end color systems, as growth from continuous feed color and the recently launched Versant products was more than offset by higher iGen and Color Press installs in the prior year, following the drupa trade show.

•	32% decrease in high-end black-and-white systems reflects overall market decline and trends.
Installs for the nine months ended September 30, 2017:
Entry(1)

•	20% increase in color multifunction devices, reflecting demand for recently launched products as well as the migration from printers to multifunction devices, consistent with market trends.

•	12% increase in black-and-white multifunction devices, driven largely by a higher activity for low-end printers in developing markets.
Mid-Range(2)

•	6% decrease in mid-range color installs, reflecting the transition to the new product portfolio, partly offset by growth in developing markets.

•	16% decrease in mid-range black-and-white, reflecting overall market decline as well as the impact of transitioning to the new product portfolio, partly offset by growth in developing markets.
High-End(2)

•
9% decrease in high-end color systems, as growth from continuous feed color and the recently launched Versant products was more than offset by higher iGen and Color Press installs in the prior year, following the drupa trade show.

•	31% decrease in high-end black-and-white systems reflecting overall market decline and trends.
Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined below in the Geographic Sales Channels and Product and Offerings Definitions discussion.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our reported signings mostly represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging Systems channel. Total Contract Value (TCV) is the estimated contractual revenue related to signed contracts; our signings expressed in TCV were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	% Change	CC % Change	2017	2016	% Change	CC % Change
Signings	$606	$663	(8.6)%	(6.7)%	$1,760	$1,929	(8.8)%	(7.0)%

Xerox 2017 Form 10-Q

Signings for the three months ended September 30, 2017 decreased 8.6% from third quarter 2016, with a 1.9-percentage point unfavorable impact from currency primarily reflecting a lower contribution from new business. Signings for the nine months ended September 30, 2017 decreased 8.8% from the prior year period with a 1.8-percentage point unfavorable impact from currency primarily reflecting a lower contribution from new business. On a trailing twelve month (TTM) basis, signings decreased 14.1% from the comparable prior year period, with a 3.4-percentage point unfavorable impact from currency.
New business TCV declined 14.2% from the third quarter 2016, with a 1.6-percentage point unfavorable impact from currency. New business TCV for the nine months ended September 30, 2017 decreased 21.0% from the prior year period, with a 1.8-percentage point unfavorable impact from currency. On a TTM basis, new business TCV decreased 28.2% from the comparable prior year period, with a 3.1-percentage point unfavorable impact from currency. This performance is the result of ongoing competitive pressure in the market as well as the timing of new products amplified by the longer sales cycles in this area of the business.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Third quarter 2017 contract renewal rate was 85%, an increase of 3-percentage points as compared to our full year 2016 renewal rate of 82%.
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services:

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

____________________________

(1)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 3% and decreased 7%, respectively, for the three and nine months ended September 30, 2017. Entry black-and-white multifunction devices increased 15% and 5% for the three and nine months ended September 30, 2017, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices were flat for the three months ended September 30, 2017 and decreased 6% for the nine months ended September 30, 2017, while High-end color systems decreased 2% and 15%, respectively, for the three and nine months ended September 30, 2017.

Xerox 2017 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,
	Reported				Adjusted (1)
(in millions)	2017	2016	B/(W)		2017	2016	B/(W)
Gross Profit	$988	$1,037	$(49)		$1,003	$1,050	$(47)
RD&E	108	118	10		103	111	8
SAG	648	664	16		631	650	19

Equipment Gross Margin	29.2%	31.9%	(2.7)	pts.	N/A	N/A	N/A
Post sale Gross Margin	42.4%	41.5%	0.9	pts.	43.1%	42.1%	1.0	pts.
Total Gross Margin	39.6%	39.4%	0.2	pts.	40.2%	39.9%	0.3	pts.
RD&E as a % of Revenue	4.3%	4.5%	0.2	pts.	4.1%	4.2%	0.1	pts.
SAG as a % of Revenue	26.0%	25.3%	(0.7)	pts.	25.3%	24.7%	(0.6)	pts.

Pre-tax Income	$167	$166	$1		N/A	N/A	N/A
Pre-tax Income Margin	6.7%	6.3%	0.4	pts.	N/A	N/A	N/A
Adjusted Operating Profit	N/A	N/A	N/A		305	331	(26)
Adjusted Operating Margin	N/A	N/A	N/A		12.2%	12.6%	(0.4)	pts.

Memo:
Non-service retirement-related costs	$37	$34	$(3)		N/A	N/A	N/A

	Nine Months Ended September 30,
	Reported				Adjusted (1)
(in millions)	2017	2016	B/(W)		2017	2016	B/(W)
Gross Profit	$2,973	$3,167	$(194)		$3,025	$3,209	$(184)
RD&E	332	363	31		315	342	27
SAG	1,955	2,056	101		1,888	2,007	119

Equipment Gross Margin	29.4%	30.8%	(1.4)	pts.	N/A	N/A	N/A
Post sale Gross Margin	42.2%	41.8%	0.4	pts.	43.1%	42.5%	0.6	pts.
Total Gross Margin	39.5%	39.4%	0.1	pts.	40.2%	39.9%	0.3	pts.
RD&E as a % of Revenue	4.4%	4.5%	0.1	pts.	4.2%	4.3%	0.1	pts.
SAG as a % of Revenue	26.0%	25.6%	(0.4)	pts.	25.1%	25.0%	(0.1)	pts.

Pre-tax Income	$344	$389	$(45)		N/A	N/A	N/A
Pre-tax Income Margin	4.6%	4.8%	(0.2)	pts.	N/A	N/A	N/A
Adjusted Operating Profit	N/A	N/A	N/A		921	963	(42)
Adjusted Operating Margin	N/A	N/A	N/A		12.3%	12.0%	0.3	pts.

Memo:
Non-service retirement-related costs	$136	$112	$(24)		N/A	N/A	N/A
____________________________

(1)
See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure. In fourth quarter 2016, we began to include Equity in net income of unconsolidated affiliates in the calculation of adjusted operating income and margin. Prior periods have been restated accordingly to conform to current year presentation.

Xerox 2017 Form 10-Q

Pre-tax Income Margin
Third quarter 2017 pre-tax income margin of 6.7% increased 0.4-percentage points as compared to third quarter 2016. The increase was primarily driven by lower Other expenses, net reflecting lower interest expense and a gain from the sale of a research facility. Costs and expense savings from strategic transformation also mitigated the impact of lower revenues and higher transaction currency, restructuring and non-service retirement-related costs.
Pre-tax income margin for the nine months ended September 30, 2017 of 4.6% declined 0.2-percentage points as compared to the prior year period primarily due to lower revenues which were only partially offset by savings from strategic transformation.
Additional analysis on changes in non-service retirement-related costs, restructuring and related costs, amortization of intangible assets and other expenses, net are included in subsequent sections.
Adjusted1 Operating Margin
Third quarter 2017 adjusted1 operating margin of 12.2% declined 0.4-percentage points as compared to third quarter 2016. Cost productivity and savings from strategic transformation were more than offset by revenue decline and adverse transaction currency of 0.6-percentage points. The decline is also partly driven by higher compensation and benefits expenses, as well as lower equity income from our Fuji Xerox joint venture.
Adjusted1 operating margin for the nine months ended September 30, 2017 of 12.3% increased 0.3-percentage points as compared to the prior year period. The improvement was driven primarily by cost productivity and savings from strategic transformation, including restructuring savings that outpaced the rate of revenue decline. Those improvements were partly offset by adverse transaction currency of 0.9-percentage points, as well as lower equity income from our Fuji Xerox joint venture.
______________
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2017 gross margin of 39.6% increased by 0.2-percentage points compared to third quarter 2016. On an adjusted1 basis, gross margin of 40.2% increased by 0.3-percentage points. This performance reflects cost savings from strategic transformation and cost productivity, partly offset by adverse transaction currency of 0.6-percentage points.
Gross margin for the nine months ended September 30, 2017 of 39.5% was 0.1-percentage points higher compared to the prior year period. On an adjusted1 basis, gross margin of 40.2% increased by 0.3-percentage points. This performance reflects cost savings from strategic transformation and cost productivity, partly offset by adverse transaction currency of 0.9-percentage points.
Third quarter 2017 equipment gross margin of 29.2% decreased 2.7-percentage points as compared to third quarter 2016, as product cost productivity was more than offset by transaction currency.
Equipment gross margin for the nine months ended September 30, 2017 of 29.4% decreased 1.4-percentage points as compared to the prior year period, as product cost productivity was more than offset by transaction currency and an unfavorable mix towards entry sales.
Third quarter 2017 post sale gross margin of 42.4% increased 0.9-percentage points as compared to third quarter 2016. On an adjusted1 basis, post sale gross margin of 43.1% improved 1.0-percentage point, as a result of cost savings from strategic transformation, including restructuring, which more than offset the pace of revenue decline and the impact of adverse transaction currency.
Post sale gross margin for the nine months ended September 30, 2017 of 42.2% improved 0.4-percentage points as compared to the prior year period. On an adjusted1 basis, post sale gross margin of 43.1% improved 0.6-percentage points, as a result of cost savings from strategic transformation, including restructuring, which more than offset the pace of revenue decline and the impact of adverse transaction currency.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
R&D	$88	$96	$(8)	$265	$292	$(27)
Sustaining engineering	20	22	(2)	67	71	(4)
Total RD&E Expenses	$108	$118	$(10)	$332	$363	$(31)

Xerox 2017 Form 10-Q

Third quarter 2017 RD&E as a percentage of revenue of 4.3% decreased 0.2-percentage points from third quarter 2016. On an adjusted1 basis, RD&E was 4.1% of revenue and decreased 0.1-percentage points as compared to third quarter 2016.
RD&E of $108 million decreased by $10 million compared to third quarter 2016. On an adjusted1 basis, RD&E of $103 million decreased by $8 million; the reduction reflected savings from strategic transformation including restructuring savings and lower expenses as a result of the transfer of resources to Electronics for Imaging (EFI), a third-party print server supplier and the sale of our Xerox Research Centre Europe in Grenoble, France, which was mainly dedicated to support the discontinued BPO business.
RD&E as a percentage of revenue for the nine months ended September 30, 2017 of 4.4% decreased 0.1-percentage points from the prior year period. On an adjusted1 basis, RD&E was 4.2% of revenue and decreased 0.1-percentage points as compared to the prior year period.
RD&E of $332 million decreased by $31 million compared to the prior year period. On an adjusted1 basis, RD&E of $315 million decreased by $27 million; the reduction reflected savings from cost productivity and strategic transformation including restructuring savings and lower expenses as a result of the transfer of resources to Electronics for Imaging (EFI), a third-party print server supplier and the sale of our Xerox Research Centre Europe in Grenoble, France. We strategically coordinate our R&D investments with Fuji Xerox.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 26.0% increased by 0.7-percentage points from third quarter 2016. On an adjusted1 basis, SAG was 25.3% of revenue and increased 0.6-percentage points, reflecting the impact of lower revenues that were partly mitigated by productivity and cost savings from strategic transformation, including restructuring savings.
SAG of $648 million was $16 million lower than third quarter 2016. On an adjusted1 basis, SAG of $631 million decreased $19 million, including an approximate $5 million unfavorable impact from currency; the reduction primarily reflected cost savings, including savings from restructuring, and lower incentives and marketing expenses consistent with lower revenues; these savings were partly offset by higher compensation and benefit expenses. Bad debt expense of $8 million was $5 million lower than third quarter 2016 and remained at less than one percent of receivables.
SAG as a percentage of revenue for the nine months ended September 30, 2017 of 26.0% increased by 0.4-percentage points from the prior year period. On an adjusted1 basis, SAG was 25.1% of revenue and increased 0.1-percentage points, reflecting the impact of lower revenues that were partly mitigated by productivity and cost savings from strategic transformation, including restructuring savings.
SAG of $1,955 million for the nine months ended September 30, 2017 was $101 million lower than the prior year period. On an adjusted1 basis, SAG of $1,888 million decreased $119 million, including an approximate $20 million favorable impact from currency; the reduction primarily reflected cost savings, including savings from restructuring, as well as a decrease in selling expenses related to lower compensation and marketing expenses consistent with lower revenues; these savings were partly offset by higher incentive and benefit expenses. Bad debt expense for the nine months ended September 30, 2017 of $30 million was $5 million lower than the prior year period and remained at less than one percent of receivables.
______________
(1)Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Non-Service Retirement-Related Costs
Non-service retirement-related costs increased $3 million and $24 million, respectively, for the three and nine months ended September 30, 2017 as compared to the respective prior year periods. Both period increases were primarily driven by higher losses from pension settlements in the U.S. Full year 2017 U.S. settlement losses are expected to be approximately $150 million, which is an increase of approximately $85 million as compared to 2016 but about $50 million lower than the amount originally expected at the beginning of the year.
Restructuring and Related Costs
During third quarter 2017 we recorded net restructuring and asset impairment charges of $35 million as well as $1 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Third quarter 2017 net restructuring and asset impairment charges of $35 million reflected $40 million of severance costs related to headcount reductions of approximately 600 employees worldwide. Third quarter 2017 actions impacted several functional areas, with approximately 80% focused on SAG reductions and approximately 20% focused on gross margin improvements. These costs were partially offset by $5 million of net reversals for changes

Xerox 2017 Form 10-Q

in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2017, we recorded net restructuring and asset impairment charges of $178 million as well as $18 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Nine months ended September 30, 2017 net restructuring and asset impairment charges of $178 million reflected $200 million of severance costs related to headcount reductions of approximately 2,100 employees worldwide and $3 million of lease cancellation costs partially offset by $25 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives, as well as a $5 million favorable adjustment on the early termination of the lease for our corporate airplane.
During third quarter 2016 restructuring and related costs were $25 million which included net restructuring and asset impairment charges of $13 million as well as $12 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Third quarter 2016 net restructuring and asset impairment charges of $13 million reflected $18 million of severance costs related to headcount reductions of approximately 150 employees worldwide. Third quarter 2016 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 50% on SAG reductions with the remainder focused on RD&E optimization. These costs were partially offset by $5 million of net reversals for changes in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2016, we recorded net restructuring and asset impairment charges of $154 million as well as $18 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
Nine months ended September 30, 2016 net restructuring and asset impairment charges of $154 million reflected $167 million of severance costs related to headcount reductions of approximately 2,400 employees worldwide and $2 million of lease cancellation costs partially offset by $10 million of net reversals for changes in estimated reserves from prior period initiatives, as well as a gain of $5 million from the sale of real estate impaired in prior periods.
The restructuring reserve balance as of September 30, 2017 for all programs was $147 million, of which $142 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring and related costs of approximately $30 million in fourth quarter 2017 for actions and initiatives that have not yet been finalized. For full-year 2017, we expect to incur restructuring and related costs of approximately $225 million.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2017 of $41 million was $3 million lower compared to the prior year period.
Worldwide Employment
Worldwide employment was approximately 36,100 as of September 30, 2017 and decreased by approximately 1,500 from December 31, 2016. The reduction is primarily due to the impact of restructuring and productivity-related reductions partly offset by an increase of approximately 300 from acquisitions.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Non-financing interest expense	$29	$42	$89	$138
Interest income	(2)	(2)	(6)	(5)
Gains on sales of businesses and assets	(13)	(3)	(14)	(20)
Currency losses, net	—	4	4	7
Loss on sales of accounts receivables	3	4	9	12
Loss on early extinguishment of debt	—	—	13	—
All other expenses, net	—	5	10	11
Other expenses, net	$17	$50	$105	$143

Xerox 2017 Form 10-Q

Non-Financing Interest Expense
Non-financing interest expense for the three and nine months ended September 30, 2017 decreased $13 million and $49 million, respectively, as compared to the prior year periods. When combined with financing interest expense (Cost of financing), total interest expense declined by $12 million and $47 million, respectively, from the prior year comparable periods. The decrease is primarily due to a lower debt balance reflecting the repayment of approximately $1.3 billion of debt in the first quarter 2017 as well as repayment of approximately $1.0 billion in 2016. The decrease was partly offset by the issuance of approximately $1.0 billion of new debt in third quarter 2017, of which $500 million of the proceeds was used for a voluntary pension contribution, while $475 million of the proceeds was used in October for the early redemption of a portion of our outstanding debt due May 2018.
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding 2017 debt activity including debt repayments following the Separation (Separation Debt Activity) in first quarter 2017 and the issuance of Senior Notes due 2023 in third quarter 2017.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the nine months ended September 30, 2017 declined $6 million as compared to the prior year period. The results for 2017 include a gain of $13 million recorded on the sale of a research facility in Grenoble, France during the third quarter 2017, while the results for 2016 include a gain of $17 million on the sale of surplus technology assets.
Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the Debt Exchange.
Income Taxes
Third quarter 2017 effective tax rate was 10.8%. On an adjusted1 basis, third quarter 2017 tax rate was 19.4%. Both rates were lower than the U.S. statutory tax rate primarily due to the redetermination of certain unrecognized tax positions upon conclusion of several audits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
The effective tax rate for the nine months ended September 30, 2017 was 10.8% and on an adjusted1 basis, the nine months ended September 30, 2017 effective tax rate was 24.5%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
Third quarter 2016 effective tax rate was 16.9%. On an adjusted1 basis, third quarter 2016 tax rate was 23.0%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
The effective tax rate for the nine months ended September 30, 2016 was 11.3% and on an adjusted1 basis, the nine months ended September 30, 2016 effective tax rate was 20.8%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividend from our foreign subsidiaries, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement-related costs.
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

Xerox 2017 Form 10-Q

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement-related costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 25% to 28% for full year 2017.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Total equity in net income of unconsolidated affiliates	$30	$40	$90	$100
Fuji Xerox after-tax restructuring and other costs included in equity income	6	2	9	3
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. For the three and nine months ended September 30, 2017 equity income decreased $10 million, as compared to the prior year periods. Equity in net income of unconsolidated affiliates for the three and nine months ended September 30, 2017 included unfavorable translation currency and $4 million and $6 million, respectively, of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other costs. Other charges in third quarter 2017 represent audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices.
We have revised Equity in net income of unconsolidated affiliates for all applicable prior periods presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Condensed Consolidated Financial Statements, for additional information on this revision.
Net Income from Continuing Operations
Third quarter 2017 net income from continuing operations attributable to Xerox was $176 million, or $0.67 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $236 million, or $0.89 per diluted share. Third quarter 2017 adjustments to net income include the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
Third quarter 2016 net income from continuing operations attributable to Xerox was $175 million, or $0.66 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $223 million, or $0.84 per diluted share. Third quarter 2016 adjustments to net income include the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2017 was $388 million, or $1.47 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $641 million, or $2.44 per diluted share and reflects adjustments for the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs as well as other discretely identified adjustments.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2016 was $437 million, or $1.64 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $663 million, or $2.52 per diluted share and reflects adjustments for the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs.
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

Xerox 2017 Form 10-Q

Net Income
Third quarter 2017 net income attributable to Xerox was $179 million, or $0.68 per diluted share. Third quarter 2016 net income attributable to Xerox was $183 million, or $0.69 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2017 was $385 million, or $1.46 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2016 was $372 million, or $1.38 per diluted share.
Other Comprehensive Income (Loss)
Third quarter 2017 Other comprehensive income attributable to Xerox was $115 million as compared to a loss of $45 million in third quarter 2016. The $160 million increase is primarily due to a $175 million change from net translation adjustment gains of $154 million for the three months ended September 30, 2017 as compared to net losses of $21 million in the prior year period. The gains in 2017 reflect the strengthening of our major foreign currencies against the U.S. Dollar as compared to a weakening in the prior year. Offsetting the increase from net translation adjustments were increased losses from changes in defined benefit plans of $41 million for the three months ended September 30, 2017 as compared to $15 million in the prior year period.
Other comprehensive income attributable to Xerox for the nine months ended September 30, 2017 was $442 million as compared to $4 million in the prior year period. The $438 million increase is primarily due to a $405 million increase in net translation adjustment gains of $491 million for the nine months ended September 30, 2017, as compared to gains of $86 million for the prior year period. The gains in 2017 reflect a strengthening of all of our major foreign currencies against the U.S. Dollar in the first half of 2017. The gains in 2016 were primarily due to a strengthening of the Brazilian Real, Japanese Yen, Euro and Canadian Dollar as compared to the U.S. Dollar, which were partially offset by a weaker Pound Sterling compared to the U.S. Dollar for the year-to-date 2016. The increase in Other comprehensive income also reflected a $63 million year-over-year benefit due to lower net losses from changes in defined benefit plans of $44 million during the nine months ended September 30, 2017 as compared to net losses of $107 million in the prior year period. The benefit plan losses for the nine months ended September 30, 2017 were minimal as a decrease in discount rates and currency losses were offset by favorable asset returns. In comparison, benefit plan losses for the nine months ended September 30, 2016 were primarily due to losses from plan remeasurements resulting from a decrease in discount rates. Offsetting the increase in net translation adjustments and defined benefit plans was an increase in unrealized losses on our foreign currency derivative instruments of $28 million reflecting net losses of $4 million for the nine months ended September 30, 2017 as compared to net gains of $24 million in the prior year period.
Refer to Note 12 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding foreign currency derivatives, and Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.

Xerox 2017 Form 10-Q

Capital Resources and Liquidity
As of September 30, 2017 and December 31, 2016, total cash and cash equivalents were $1,781 million and $2,223 million, respectively. There were no borrowings under our Credit Facility or Commercial Paper Program at September 30, 2017 or December 31, 2016, respectively. The decrease in total cash and cash equivalents primarily reflects the repayment of $1.0 billion of maturing Senior Notes and a repayment of $300 million in Senior Notes as part of a tender and exchange transaction in first quarter 2017, as well as incremental voluntary contributions of $500 million to our defined benefit pension plans, partly offset by proceeds from the issuance of $1.0 billion of Senior Notes in third quarter 2017. The cash and cash equivalent balance at September 30, 2017 includes $475 million which was used for the early redemption of the March 2018 Senior Notes (Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding 2017 debt activity).
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2017	2016
Net cash provided by operating activities of continuing operations	$150	$556	$(406)
Net cash used in operating activities of discontinued operations	(97)	(34)	(63)
Net cash provided by operating activities	53	522	(469)

Net cash used in investing activities of continuing operations	(116)	(87)	(29)
Net cash used in investing activities of discontinued operations	—	(174)	174
Net cash used in investing activities	(116)	(261)	145

Net cash used in financing activities	(430)	(213)	(217)

Effect of exchange rate changes on cash and cash equivalents	51	9	42
Increase in cash of discontinued operations	—	(10)	10
(Decrease) increase in cash and cash equivalents	(442)	47	(489)
Cash and cash equivalents at beginning of period	2,223	1,228	995
Cash and Cash Equivalents at End of Period	$1,781	$1,275	$506
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $150 million for the nine months ended September 30, 2017. The $406 million decrease in operating cash from the prior year period was primarily due to the following:

•	$246 million increase in accounts payable and accrued compensation primarily related to the year-over-year timing of supplier and vendor payments.

•	$144 million increase due to higher net tax payments in prior year partially attributable to the separation of Conduent.

•	$64 million increase from finance receivables primarily related to a higher level of run-off due lower originations.

•	$49 million increase due to lower placements of equipment on operating leases reflecting decreased installs.

•	$615 million decrease primarily from voluntary contributions of $635 million to domestic tax-qualified defined benefit plans in 2017.

•	$169 million decrease from the settlements of foreign currency derivative contracts associated with our Yen-denominated inventory purchases as well as other foreign currency denominated arrangements.

•	$86 million decrease from higher restructuring payments.

•	$83 million decrease from inventory primarily due to a lower volume of equipment and supplies sales and the impact of new product launches.

•	$35 million decrease from accounts receivable primarily due to a reduction in the benefit from the sales of receivables.
The $635 million of voluntary contributions to our domestic tax-qualified defined benefit plans included an incremental $500 million that was funded through a Senior Note offering in third quarter 2017. See Cash Flows from Financing Activities below as well as Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the issuance of the Senior Notes. The additional pension funding will significantly reduce mandatory cash contributions to U.S. plans in future years beginning 2018 and is incremental to the $350 million of global pension contributions originally planned in 2017.

Xerox 2017 Form 10-Q

Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $116 million for the nine months ended September 30, 2017. The $29 million change from the prior year period was primarily due to the following:

•	$59 million decrease due to acquisitions.

•	$21 million decrease from lower proceeds from the sale of assets. Prior year included proceeds from the sale of surplus technology assets.

•	$29 million increase due to lower capital expenditures (including internal use software).

•	$20 million increase due to proceeds from the sale of the Xerox Research Centre in Grenoble, France in 2017.
Cash Flows from Financing Activities
Net cash used in financing activities was $430 million for the nine months ended September 30, 2017. The $217 million increase in the use of cash from the prior year period was primarily due to the following:

•
$377 million increase from net debt activity. 2017 reflects proceeds of $1.0 billion on Senior Notes offset by payments of $1.0 billion on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs and deferred debt issuance costs of $11 million. 2016 reflects net proceeds of $1.0 billion from a Senior Unsecured Term Facility offset by payments of $700 million on Senior Notes and $250 million on Notes.

•	$161 million decrease reflecting the final cash adjustment with Conduent.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2017	December 31, 2016
Principal debt balance(1)	$6,053	$6,349
Net unamortized discount	(37)	(43)
Debt issuance costs	(34)	(21)
Fair value adjustments(2)
- terminated swaps	12	27
- current swaps	4	4
Total Debt	$5,998	$6,316
____________________________

(1)	Includes Notes Payable of $5 million and $4 million as of September 30, 2017 and December 31, 2016, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2017	December 31, 2016
Total finance receivables, net(1)	$3,672	$3,744
Equipment on operating leases, net	456	475
Total Finance Assets, net(2)	$4,128	$4,219
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2016 includes an increase of $190 million due to currency.
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

Xerox 2017 Form 10-Q

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2017	December 31, 2016
Finance receivables debt(1)	$3,213	$3,276
Equipment on operating leases debt	399	416
Financing debt	3,612	3,692
Core debt	2,386	2,624
Total Debt	$5,998	$6,316
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding 2017 debt activity including the Debt Exchange and debt repayments following the Separation (Separation Debt Activity) during first quarter 2017 and the issuance of Senior Notes due 2023 during third quarter 2017 as well as the October 2017 early redemption of $475 million of the remaining $740 million 6.35% Senior Notes due May 2018.
Credit Facility
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the amendment of our Credit Facility during third quarter 2017.
Sales of Accounts Receivable
In connection with the efforts of our Strategic Transformation Program to reduce costs and simplify our business processes, we have decided to terminate all accounts receivable sales arrangements in North America and most arrangements in Europe during the fourth quarter 2017. The termination of these programs will result in a one-time reduction of our original operating cash flow expectations for the full year 2017 of approximately $350 million.
Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2017 Q4	$7
2018	749
2019	968
2020	1,059
2021	1,068
2022 and thereafter	2,202
Total	$6,053
Treasury Stock
There were no share repurchases through the third quarter of 2017 or through the date of our filing on October 30, 2017.

Xerox 2017 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the third quarter 2017 presentation slides available at www.xerox.com/investor.
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
Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin earnings measures by adjusting our pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude Other expenses, net. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better

Xerox 2017 Form 10-Q

understand the expected future trends in our business. Adjusted operating income and margin also includes Equity in net income of unconsolidated affiliates. Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. We include this amount in our measure of adjusted operating income and margin as Fuji Xerox is our primary intermediary to the Asia/Pacific market for distribution of Xerox branded products and services.
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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$176	$0.67	$175	$0.66	$388	$1.47	$437	$1.64
Adjustments:
Restructuring and related costs	36		25		196		172
Amortization of intangible assets	12		14		41		44
Non-service retirement-related costs	37		34		136		112
Loss on extinguishment of debt	—		—		13		—
Income tax on adjustments(2)	(31)		(27)		(126)		(105)
Remeasurement of unrecognized tax positions	—		—		(16)		—
Restructuring and other charges - Fuji Xerox(3)	6		2		9		3
Adjusted	$236	$0.89	$223	$0.84	$641	$2.44	$663	$2.52
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$6		$—		$18
Weighted average shares for adjusted EPS(4)		263		256		263		256
Fully diluted shares at end of period(5)		263
 ____________________________

(1)	Net Income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in third quarter 2017 represent audit and other fees associated with the independent investigation of Fuji Xerox's accounting practice.

(4)
For those periods that exclude the preferred stock dividend the average shares for the calculations of diluted EPS include 7 million shares associated with our Series A or B convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at September 30, 2017 as well as share associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the third quarter 2017.

Xerox 2017 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2017			2016
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$167	$18	10.8%	$166	$28	16.9%
Non-GAAP Adjustments(2)	85	31		73	27
Adjusted(3)	$252	$49	19.4%	$239	$55	23.0%

	Nine Months Ended September 30,
	2017			2016
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$344	$37	10.8%	$389	$44	11.3%
Non-GAAP Adjustments(2)	386	126		328	105
Remeasurement of unrecognized tax positions	—	16		—	—
Adjusted(3)	$730	$179	24.5%	$717	$149	20.8%
____________________________

(1)	Pre-Tax Income and Income Tax Expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Three Months Ended September 30,
	2017			2016
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$167	$2,497	6.7%	$166	$2,629	6.3%
Adjustments:
Restructuring and related costs	36			25
Amortization of intangible assets	12			14
Non-service retirement-related costs	37			34
Equity in net income of unconsolidated affiliates	30			40
Restructuring and other charges - Fuji Xerox(2)	6			2
Other expenses, net	17			50
Adjusted	$305	$2,497	12.2%	$331	$2,629	12.6%

	Nine Months Ended September 30,
	2017			2016
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$344	$7,518	4.6%	$389	$8,037	4.8%
Adjustments:
Restructuring and related costs	196			172
Amortization of intangible assets	41			44
Non-service retirement-related costs	136			112
Equity in net income of unconsolidated affiliates	90			100
Restructuring and other charges - Fuji Xerox(2)	9			3
Other expenses, net	105			143
Adjusted	$921	$7,518	12.3%	$963	$8,037	12.0%
____________________________

(1)	Pre-Tax Income and revenue from continuing operations.

(2)	Other charges in third quarter 2017 represent audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices.

Xerox 2017 Form 10-Q

Key Financial Ratios reconciliation:

	Three Months Ended September 30,
	2017			2016
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Total Revenue	$2,497	$—	$2,497	$2,629	$—	$2,629
Total Gross Profit	988	15	1,003	1,037	13	1,050
Post sale revenue	1,976	—	1,976	2,056	—	2,056
Post sale gross profit	837	15	852	853	13	866
RD&E	108	(5)	103	118	(7)	111
SAG	648	(17)	631	664	(14)	650

Total Gross Margin	39.6%		40.2%	39.4%		39.9%
Post sale Gross Margin	42.4%		43.1%	41.5%		42.1%
RD&E as a % of Revenue	4.3%		4.1%	4.5%		4.2%
SAG as a % of Revenue	26.0%		25.3%	25.3%		24.7%

	Nine Months Ended September 30,
	2017			2016
(in millions)	As Reported(1)	Non-service retirement-related costs	Adjusted	As Reported(1)	Non-service retirement-related costs	Adjusted
Total Revenue	$7,518	$—	$7,518	$8,037	$—	$8,037
Total Gross Profit	2,973	52	3,025	3,167	42	3,209
Post sale revenue	5,949	—	5,949	6,272	—	6,272
Post sale gross profit	2,513	52	2,565	2,624	42	2,666
RD&E	332	(17)	315	363	(21)	342
SAG	1,955	(67)	1,888	2,056	(49)	2,007

Total Gross Margin	39.5%		40.2%	39.4%		39.9%
Post sale Gross Margin	42.2%		43.1%	41.8%		42.5%
RD&E as a % of Revenue	4.4%		4.2%	4.5%		4.3%
SAG as a % of Revenue	26.0%		25.1%	25.6%		25.0%
__________________________

(1)	Revenue and costs from continuing operations.

Fuji Xerox Revision reconciliation:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported(1)	Adjustment(3)	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$154	$24	$178	$921	$6	$927
Adjusted Diluted earnings per share	0.58	0.09	0.67	3.50	0.03	3.53

Adjusted Operating profit (2)	$250	$24	$274	$1,345	$6	$1,351
Adjusted Operating margin	10.2%		11.2%	12.5%		12.5%

Xerox 2017 Form 10-Q

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$978	$(26)	$952	$1,148	$(18)	$1,130
Adjusted Diluted earnings per share	3.55	(0.10)	3.45	3.83	(0.06)	3.77

Adjusted Operating profit (2)	$1,461	$(26)	$1,435	$1,688	$(18)	$1,670
Adjusted Operating margin	12.7%		12.5%	13.3%		13.2%

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$186	$(3)	$183	$253	$4	$257
Adjusted Diluted earnings per share	0.70	(0.01)	0.69	0.97	0.01	0.98

Adjusted Operating profit (2)	$274	$(3)	$271	$357	$4	$361
Adjusted Operating margin	10.5%		10.4%	12.8%		12.9%

	Three Months Ended September 30, 2016			Three Months Ended December 31, 2016
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$222	$1	$223	$260	$4	$264
Adjusted Diluted earnings per share	0.84	—	0.84	0.99	0.01	1.00

Adjusted Operating profit (2)	$330	$1	$331	$384	$4	$388
Adjusted Operating margin	12.6%		12.6%	14.0%		14.2%

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$229	$(18)	$211	$225	$(4)	$221
Adjusted Diluted earnings per share	0.79	(0.06)	0.73	0.80	(0.02)	0.78

Adjusted Operating profit (2)	$343	$(18)	$325	$353	$(4)	$349
Adjusted Operating margin	12.2%		11.6%	12.1%		11.9%

	Three Months Ended September 30, 2015			Three Months Ended December 31, 2015
(in millions)	As Reported(1)	Adjustment	As Adjusted	As Reported(1)	Adjustment	As Adjusted
Adjusted Net income	$239	$—	$239	$285	$(4)	$281
Adjusted Diluted earnings per share	0.88	—	0.88	1.09	(0.01)	1.08

Adjusted Operating profit (2)	$372	$—	$372	$393	$(4)	$389
Adjusted Operating margin	13.4%		13.4%	13.3%		13.2%
__________________________

(1)	Income and Diluted EPS from continuing operations attributable to Xerox.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2017
During the quarter ended September 30, 2017, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 14, 2017: Registrant issued 33,692 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Joseph J. Echevarria, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $29.39 per DSU (aggregate price $990,208), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2017 Form 10-Q

Dividend Equivalent:

a.	Securities issued on July 31, 2017: Registrant issued 2,525 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Jonathan Christodoro, Joseph J. Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $29.03 per DSU (aggregate price $73,301), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2017
Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the third quarter 2017 or through the date of our filing on October 30, 2017.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	224,984	$28.74	n/a	n/a
August 1 through 31	6,146	32.46	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	231,130
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

Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. See SEC File Number 001-04471.
3(b)	By-Laws of Registrant as amended through August 15, 2016.
Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. See SEC File Number 001-04471.
4(b)
Form of Amended and Restated Credit Agreement dated as of August 9, 2017 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets, Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners.

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
Date: October 30, 2017

Xerox 2017 Form 10-Q

EXHIBIT INDEX

3(a)
Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013, as amended by the Certificates of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on December 23, 2016 and June 14, 2017.

Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. See SEC File Number 001-04471.
3(b)	By-Laws of Registrant as amended through August 15, 2016.
Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. See SEC File Number 001-04471.
4(b)
Form of Amended and Restated Credit Agreement dated as of August 9, 2017 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets, Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners.

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