Form 10-K
period 2017-12-31
XEROX CORP
filed 2018-02-23
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______  to: _______
Commission File Number 001-04471
_________________________________________________

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	16-0468020
(State of incorporation)	(IRS Employer Identification No.)
P.O. Box 4505, 201 Merritt 7 Norwalk, Connecticut 06851-1056	(203) 968-3000
(Address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2017 was $7,302,297,923.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2018
Common Stock, $1 par value	254,673,473

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2018 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Cautionary Statement Regarding Forward-Looking Statements
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the risk that we do not realize all of the expected strategic and financial benefits from the separation and spin-off of our Business Process Outsourcing business; the effects on our business resulting from actions of activist shareholders; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC. Furthermore, the actual results of the Transactions could vary materially as a result of a number of factors, including, but not limited to: (i) the risk that the transactions may not be completed in a timely manner or at all, which may adversely affect Xerox’s business and the price of Xerox’s common stock, (ii) the failure to satisfy the conditions to the consummation of the transactions, including the receipt of certain approvals from Xerox’s shareholders and certain governmental and regulatory approvals, (iii) the parties may be unable to achieve expected synergies and operating efficiencies in the transactions within the expected time frames or at all, (iv) the transactions may not result in the accretion to Xerox’s earnings or other benefits, (v) the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreements, (vi) the effect of the announcement or pendency of the transactions on Xerox’s and/or Fujifilm business relationships, operating results, and business generally, risks related to the proposed transactions disrupting Xerox’s current plans and operations and potential difficulties in Xerox’s employee retention as a result of the transactions, (vii) risks related to diverting management’s attention from Xerox’s ongoing business operations, (viii) the outcome of any legal proceedings that may be instituted against Xerox, its officers or directors related to the transaction agreements or the transactions and (ix) the possibility that competing offers or acquisition proposals for Xerox will be made. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Fuji Xerox Co., Ltd. (“Fuji Xerox”) is a joint venture between Xerox Corporation and Fujifilm in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. In April 2017, Fujifilm formed an independent investigation committee (“IIC”) to primarily conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary and at other subsidiaries. The IIC completed its review during the second quarter 2017 and identified aggregate adjustments to Fuji Xerox’s financial statements of approximately JPY 40 billion (approximately $360 million) primarily related to misstatements at Fuji Xerox’s New Zealand and Australian subsidiaries. We determined that our share of the total adjustments identified as part of the investigation was approximately $90 million and impacted our fiscal years 2009 through 2017. We concluded that we should revise our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017 the next time they are filed. Our review of this matter has been completed. However, Fujifilm and Fuji Xerox continue to review Fujifilm’s oversight and governance of Fuji Xerox as well as Fuji Xerox’s oversight and governance over its businesses in light of the findings of the IIC. At this time, we can provide no assurance re lative to the outcome of any potential governmental investigations or any consequences thereof that may happen as a result of this matter.

Xerox Corporation
Form 10-K
December 31, 2017

Part I
Item 1. Business
Transaction to Combine Xerox and Fuji Xerox
On January 31, 2018, Xerox entered into a Redemption Agreement with FUJIFILM Holdings Corporation, a Japanese company (“Fujifilm”), and Fuji Xerox Co., Ltd, a Japanese company in which Xerox indirectly holds a 25 percent equity interest and Fujifilm holds the remaining 75 percent equity interest (“Fuji Xerox”) (the “Redemption Agreement”), pursuant to which, among other things, (i) Fuji Xerox shall redeem for cash most or all of Fujifilm’s 75 percent equity interest in Fuji Xerox and (ii) Fuji Xerox shall become an indirect majority or wholly owned subsidiary of Xerox (the “Redemption”). The combined company resulting from the Fujifilm Transactions (as defined below) shall hereinafter be referred to as “New Fuji Xerox”.
Concurrently with the execution and delivery of the Redemption Agreement, Xerox entered into a Share Subscription Agreement with Fujifilm (the “Subscription Agreement” and together with the Redemption Agreement, the “Fujifilm Transaction Agreements”), pursuant to which, among other things, (i) Fujifilm shall subscribe for and purchase from Xerox, and Xerox shall issue to Fujifilm, a number of shares of common capital stock of Xerox (and after Closing, of New Fuji Xerox, “Common Stock”) representing 50.1 percent of (i) the aggregate number of issued and outstanding shares of Common Stock (excluding any performance shares issued under the Company’s existing employee incentive plans) plus (ii) such additional shares of Common Stock that would be issued and outstanding assuming the exercise of in-the-money options as of 5:00 p.m. New York time two business days prior to closing of the Fujifilm Transactions (as defined below) (the “Closing”) plus (iii) any shares of Common Stock reserved for issue relating to restricted stock units outstanding as of the Closing that are fully vested as of 5:00 p.m. New York time two business days prior to the Closing (collectively, the “Fully Diluted Capital Stock”) of Xerox in exchange for (A) cash and (B) all of the issued and outstanding equity interests of Fuji Xerox not held by Xerox or its wholly owned subsidiaries and (ii) Xerox shall become a direct, majority owned subsidiary of Fujifilm (the “Issuance” and together with the Redemption, the “Fujifilm Transactions”). In addition, pursuant to the terms of the Subscription Agreement, at Closing, an aggregate number of shares equal to the “True-Up Shares” (as defined in the Subscription Agreement) shall be held in escrow and released to Fujifilm as and if necessary for Fujifilm to maintain its ownership percentage.
In connection with the Fujifilm Transactions, Xerox expects to pay a special pro rata cash dividend to its shareholders in an amount equal to $2.5 billion in the aggregate (the “Special Dividend”), which is expected to be financed through the issuance of debt that will be incurred by New Fuji Xerox. Fujifilm will not be a shareholder of Xerox as of the record date for the Special Dividend and therefore will not receive any payment in respect thereof.
As noted above, immediately following the Closing, Fujifilm is expected to own approximately 50.1 percent of the Fully Diluted Capital Stock of New Fuji Xerox and Xerox shareholders are expected to own approximately 49.9 percent. Further, pursuant to that certain Shareholders Agreement, to be entered into by Xerox and Fujifilm at Closing (the “Shareholders Agreement”), the Board of Directors of New Fuji Xerox will have twelve directors, which will initially be composed of seven individuals designated by Fujifilm and five individuals from among the members of the Board of Directors of the Company immediately prior to Closing designated by Xerox in consultation with and subject to reasonable approved by Fujifilm. Accordingly, the Fujifilm Transactions are expected to be accounted for as a reverse acquisition.
Xerox must pay to Fujifilm a $183 million termination fee in the event that the Subscription Agreement is terminated (i) by either party because the applicable shareholder approvals are not obtained if an alternative acquisition proposal is publicly announced prior to the Xerox shareholder meeting duly called for the purpose of obtaining the applicable shareholder approvals and Xerox enters into a definitive agreement with respect to, or otherwise consummates, an alternative acquisition proposal within 12 months after the termination of the Subscription Agreement; (ii) by Fujifilm (A) in connection with a material and intentional breach by Xerox of its non-solicitation obligations resulting in a third party making an alternate acquisition proposal that is reasonably likely to materially interfere with the Fujifilm Transactions or (B) following a change in the recommendation by the Board of Directors of Xerox; or (iii) by Xerox in order to enter into a definitive agreement with a third party with respect to a superior proposal, in each case as set forth in, and subject to the conditions of, the Fujifilm Transaction Agreements.
We expect the Fujifilm Transactions, which require Xerox shareholder approval, to close in the second half of 2018 subject to customary regulatory approvals, filings with the U.S. Securities and Exchange Commission, tax considerations, and securing any necessary financing. Until the combination is complete, each of Xerox, Fuji Xerox and Fujifilm will continue to be separate, independent organizations and will operate as usual.

Xerox 2017 Annual Report 1

Company Separation
On December 31, 2016, Xerox Corporation completed the Separation of its Business Process Outsourcing (BPO) business from its Document Technology and Document Outsourcing (DT/DO) business (the “Separation”). The Separation was accomplished through the transfer of the BPO business into a new legal entity, Conduent Incorporated (“Conduent”), and then distributing one hundred percent (100%) of the outstanding common stock of Conduent to Xerox Corporation stockholders (the “Distribution”).
As a result of the Separation and Distribution, the BPO business is presented as discontinued operations and, as such, has been excluded from continuing operations for all periods presented. Accordingly, continuing operations represents the ongoing DT/DO business. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
Our Business
Xerox is a print technology and intelligent work solutions leader focused on helping people communicate and work better. We apply our expertise in imaging and printing, data analytics, and the development of secure and automated solutions to help our customers improve productivity and increase client satisfaction.
We operate in a market estimated at approximately $85 billion(1). Our primary offerings span three main areas: Managed Document Services, Workplace Solutions and Graphic Communications. Our Managed Document Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Xerox led the establishment of this expanding market and continues as the industry leader. Our Workplace Solutions and Graphic Communications products and solutions support the work processes of our customers by providing them with efficient and cost effective printing and workflow solutions.
 _____________
(1) Market estimates are derived from third-party forecasts produced by firms such as International Data Corporation (IDC).
Our Strategy and Business Model
Our strategy is to increase our participation in the growth areas of our industry while maintaining leadership in the more mature areas through innovation in digital print technology and services. Our Strategic Transformation program (see: Accelerate Productivity and Cost Initiatives through Strategic Transformation section below) is intended to enable us to make investments to improve our revenue trajectory while expanding our margins. Our post-sale business model enables us to deliver sustainable cash flows. We believe the combination of an improving revenue trajectory along with expanding operating margins and strong cash flow will enable us to deliver positive shareholder returns over time. To accomplish this, we focus on the following areas:
Maintain Leadership and Focus on Strategic Growth Areas
We are a leader in our industry and have a strong and valuable global brand. We systematically evaluate our competition and the needs of our customers and partners to maintain our leadership position and make the portfolio and distribution investments to further penetrate growth areas of the market.
We expect to focus on the following:

•	Expand leadership in Managed Document Services by leveraging our strength in large enterprises and broadening our SMB (small to mid-sized business) offerings.

•	Increase SMB coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions.

•	Gain share in the A4 product segment of the market, where historically we have been underrepresented, by strengthening our product portfolio and increasing our distribution capacity.

•	Extend leadership in digital color production through continued innovation and growth in new markets.
Geographically, our footprint spans approximately 160 countries and allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Innovate to Differentiate Our Offerings
We direct our research and development (R&D) investments to areas such as workflow automation, color printing and customized communication, as well as improving the quality and reducing the environmental impact of digital printing. We believe that a critical role of our research is to identify new competency areas for the future. Accordingly, we are investing in new and novel printing technology applications that could offer attractive opportunities in adjacent markets. We expect this will deliver incremental value for our customers and drive profitable revenue growth for our business.

Xerox 2017 Annual Report 2

Accelerate Productivity and Cost Initiatives through Strategic Transformation
We have a proven track record of maintaining strong margins through ongoing cost and productivity initiatives. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in businesses that are declining. In 2016, we initiated a three-year Strategic Transformation program to simplify and create a significantly more effective organization that delivers productivity and cost reduction beyond our historical range of $300 to $350 million of annual savings. The program targets areas such as delivery, remote connectivity, sales productivity, pricing optimization, design efficiency and supply chain optimization. We believe that the program will enable us to reinvest in our business to improve the revenue trajectory and margin expansion. During the first two years, the program delivered over $1.2 billion in gross productivity gains and cost savings and we expect it to provide approximately $475 million of additional cost reductions in 2018. Our goal is to achieve approximately $1.7 billion in savings over the three-year period, outperforming our initial $1.5 billion target.
Engage, Develop and Support Our People
Our offerings are supported by a global workforce focused on delivering value to our customers. We continue to develop our employees by investing in the processes and systems that enable them to perform their jobs more effectively. We had approximately 35,300 employees worldwide at December 31, 2017.
Post-Sale Driven Business Model and Shareholder-Centered Capital Allocation
Our business is based on a post-sale, or annuity, model that provides significant recurring revenue and cash generation. In 2017, over 75% of our total revenue was related to post-sale revenue streams including document services, equipment maintenance, consumable supplies and financing, among other elements. The remainder of our revenue was from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.
Our post-sale model supports ongoing strong cash flows, and we have a balanced capital allocation approach with the following objectives:

•	Maintaining an investment grade credit profile,

•	Selectively pursue acquisitions in targeted growth areas, and

•	Return capital to shareholders, targeting to deliver over 50% of free cash flow back to shareholders through dividends and share repurchases over time.
Acquisitions and Divestitures
As part of our strategy, we are focused on increasing our Small and Mid-sized (SMB) coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions.
Details about our acquisitions and divestitures in 2017 can be found in Note 4 - Acquisitions and Note 5 - Divestitures, in the Consolidated Financial Statements.
Innovation and Research
Xerox has a rich heritage of innovation, which continues to be a core strength of the company as well as a competitive differentiator. Our aim is to create value for our customers, our shareholders and our employees by driving innovation in key areas. Our investments in innovation align with our growth opportunities in areas like workflow automation, color printing, customized communication and new and novel applications of printing technology.
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

Xerox 2017 Annual Report 3

Personalization at Scale - Enhance value by providing secure, real-time, context-aware personalized products, solutions and services
Whether business correspondence, personal communication, manufactured items or information services, personalization increases the value of communication. Our research leads to technologies that improve the efficiency, economics, relevance and security of our customers' products and services. We help customers improve the impact of their communications by leveraging vast information resources available from private databases or public sources including social media and delivering personalized messages, products and services. Examples of innovation focus areas include creating new capabilities in imaging, multi-media marketing campaign management, workflow automation and augmented reality to deliver personalization at scale.
Agile Enterprise - Create simple, automated and touch-less business workflows resulting in lower cost, higher quality and increased agility
Enterprises of all sizes require agility in order to quickly respond to market changes and new requirements. To enable greater business process agility, our research goals are to simplify, automate and enable business processes on the cloud via flexible platforms that run on robust and scalable infrastructures. We continue to invest in new capabilities to help people better leverage and integrate paper and digital workflows. And we go beyond that to develop innovations for the automation of business workflows. These capabilities leverage our research in image, video and natural language processing, as well as machine learning. Application of these methods to business workflows enables technology automate tasks, thus allowing workers to focus on higher value activities.
Usable Analytics - Transform big data into useful information resulting in better business decisions
Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever-increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. One of our key research areas is making sense of unstructured information using natural language processing and semantic analysis. A second major research area focuses on developing proprietary methods for prescriptive analytics applied to business processes. Here, we seek to better manage very large data systems in order to extract business insights and use those insights to provide our clients with actionable recommendations. Tailoring these methods to various vertical applications leads to new customer value propositions.
Our innovation goals are supported by cross disciplinary research programs in our different research centers. PARC, the most prominent of these centers, is a wholly-owned subsidiary of Xerox located in Silicon Valley, California. It provides Xerox commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in areas that we consider fundamental to bring high-impact innovations to our customers and the world; such areas include big data analytics, intelligent sensing, computer vision, networking, printed electronics, energy, and digital design and manufacturing.
Investment in R&D is critical for competitiveness in our fast-paced markets. One of the ways that we maintain our market leadership is through coordination of our R&D with Fuji Xerox (an equity investment in which we maintain a 25% ownership interest).
Our total research, development and engineering expenses (RD&E), which include sustaining engineering expenses for hardware engineering and software development after we launch a product, totaled $446 million in 2017, $476 million in 2016 and $511 million in 2015. Fuji Xerox R&D expenses were $536 million in 2017, $628 million in 2016 and $569 million in 2015.
Segment Information
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017, we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of printing technology and related solutions.
Accordingly, the section below primarily discusses the business based on our primary offerings (Managed Document Services, Workplace Solutions and Graphic Communications) that are brought to the market through these geographic-based sales channels.

Xerox 2017 Annual Report 4

Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans three primary offering areas: Managed Document Services (MDS), Workplace Solutions and Graphic Communications. In addition, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue and Global Imaging Systems network integration solutions.
Our Managed Document Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, ensure the highest levels of security & productivity, and enable their digital business objectives. Our primary offerings within Managed Document Services are Managed Print Services (MPS), Multi-Channel Communication Services and a range of Digital Solutions including Workflow Automation Services, Content Management and Digitization Services. MDS excludes legacy printing sourcing contracts that transferred to us upon the spin-off of the BPO business.
In our MPS business, we help companies assess and optimize their print infrastructure, secure and integrate their environment and automate and simplify their business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including Gartner, IDC, Quocirca, InfoTrends and Forrester. Our MPS offering targets clients ranging from large, global enterprises to governmental entities and to small and medium-sized businesses, including those served via our channel partners. Our Next Generation Xerox Partner Print Services is a comprehensive suite of services that allows channel partners to support their SMB customers with some of our best-in-class tools, processes, and workflow solutions developed by Xerox for large enterprises.
In our Multi-Channel Communications Services business, we help large enterprise and global clients drive effective communications across a range of digital and physical touch points. We offer a range of platform-enabled digital services that deliver relevant and timely communications focused on customer acquisition, onboarding or retention. Our portfolio includes Collateral Management Services, Demand Generation Services, Product Information Management Services and Centralized Print Production Services.
Our Digital Solutions portfolio features our Workflow Automation solutions, Content Management solutions and Digitization Services. Our Xerox Workflow Automation Services help our customers assess, optimize and automate their workflow in a secure and integrated IT environment. By eliminating ineffective processes, we bring our clients operational excellence in routine workflows as well as industry-specific processes. These offerings are enhanced and complemented by our proprietary content management software solutions including DocuShare 7 and our cloud-based DocuShare Flex platform. In addition, we operate a network of centers that digitize and automate paper & digital workflows enabling our customers to operate cost-efficiently in a fully-digitized environment with speed, quality and 24x7 availability.
Our Workplace Solutions area is made up of two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.

•
Entry comprises desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to workgroup printers and MFPs that serve the needs of office workgroups. Entry products are sold to customers in all segments from SMB to enterprise, principally through a global network of reseller partners and service providers, as well as through our direct sales force.

•
Mid-Range are larger devices that have more features and can handle higher print volumes and larger paper sizes than Entry devices. These products are sold through dedicated partners, our direct sales force, multi-branded channel partners and resellers worldwide. We are a leader in this area of the market and offer a wide range of MFPs, copiers, digital printing presses and light production devices, and solutions that deliver flexibility and advanced features.

Our Graphic Communications Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. These solutions enable full-color, on-demand printing of a wide range of applications, including variable data for personalized content and one-to-one marketing. Graphic Communications Solutions revenues include the sale of products, software and supplies, as well as the associated technical service and financing of those products.

•
Our cut-sheet presses provide graphic communications and commercial printers with high speed, high-volume printing. They are ideal for publishing, transaction printing, print on demand and one-to-one marketing, offering

Xerox 2017 Annual Report 5

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

•
Our FreeFlow portfolio of software offerings brings intelligent automation and integration to the processing of print jobs, from file preparation to final production, for a touchless workflow. It helps customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing. In 2017, we sold our FreeFlow Print Server (FFPS) DFE business to Electronics for Imaging (EFI). Under the terms of the deal, we established a strategic partnership that will bring to market a next generation digital front end (DFE) solution with more efficiencies, performance and quality to meet the most demanding production requirements. Additionally, EFI will continue to supply and support the current range of FFPS. It should be noted that the sale agreement comprises only the small FFPS business and does not impact our FreeFlow portfolio of software solutions which remains a key plank for our customers’ workflow strategy.

Geographic Information
Overall, approximately 40% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 3 - Segment and Geographic Area Reporting.
Patents, Trademarks and Licenses
In 2017, Xerox and its subsidiaries were awarded 544 U.S. utility patents. Including our research partner Fuji Xerox, we were awarded 1,116 U.S. utility patents during the period. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2017, Xerox held approximately 11,470 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
In 2017, we were party to numerous patent-licensing agreements and, in a majority of them, we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own about 210 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.
Marketing and Distribution
We go to market with a services-led approach and sell our products and services directly to customers through our worldwide sales force and through independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems (GIS), an office technology dealer comprised of regional core companies in the U.S., sells document management and network integration systems and services. We continued to broaden our distribution to small and mid-sized businesses in 2017 through expanding our network of resellers and partners (including multi-brand dealers) as well as GIS's acquisition of three equipment and document services dealer companies.
In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been, and are in compliance with, U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2017, total Xerox revenues of $10.3 billion included approximately $11 thousand attributable to Sudan.

Xerox 2017 Annual Report 6

Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in each of our primary offering areas. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.
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
Customer Financing
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchased Xerox equipment through our indirect channels. We compete with other third-party leasing companies with respect to the lease financing provide to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a reasonable return on our investment in this business. Additionally, because we primarily finance our own products and have a long history of providing financing to our customers, we are able to minimize much of the risk normally associated with a finance business.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2017, we had approximately $3.7 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $4.2 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $3.7 billion of our $5.5 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this 2017 Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, Brenva and Direct to Object Inkjet Printer systems, components, EA Toner, consumables, fusers and other products. Our other primary manufacturing operations are located in Dundalk, Ireland, for our High-End production products and consumables; Wilsonville, OR, for solid ink consumable supplies and components; and Aubagne, France, for Impika aqueous ink-jet production systems. We also have a facility in Venray, Netherlands, that manufactures supplies and provides supply chain management for our international operations.
We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our relationship with Fuji Xerox.
We maintain a long-standing relationship of over 15 years with FLEX LTD (Flex) (formerly Flextronics), a global electronics manufacturing services company, for our mid-range and entry businesses. Our master supply agreement with Flex renews on an annual basis.
We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.
Fuji Xerox
Fuji Xerox is an unconsolidated entity in which we own a 25% interest and FUJIFILM Holdings Corporation (Fujifilm) owns a 75% interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products. Refer to Note 10 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.

Xerox 2017 Annual Report 7

International Operations
The financial measures by geographical area for 2017, 2016 and 2015 that are included in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.
Backlog
Backlog, or the value of unfilled equipment orders, is not a meaningful indicator of future business prospects because a significant proportion of our revenue is fulfilled from existing inventories or within a short period of order signing.
Seasonality
Our revenues are affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volumes. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first and third quarter.
Other Information
Xerox is a New York corporation, organized in 1906 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06856-4505. Our telephone number is (203) 968-3000.
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
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations, and we manufacture or acquire many of our products and/or their components, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese yen, the euro and the British pound - as well as by a number of other factors, including changes in local economic and political conditions, trade protection measures, licensing requirements, local tax regulations and other related legal matters. We use currency derivative contracts to hedge foreign currency denominated assets, liabilities and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations, but does not completely eliminate it. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. If our future revenues, costs and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

Xerox 2017 Annual Report 8

We operate globally and changes in tax laws could adversely affect our results.
We operate globally and changes in tax laws could adversely affect our results. We operate in approximately 160 countries and generate substantial revenues and profits in foreign jurisdictions. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) are involved in much of the coordinated activity, although the timing and methods of implementation vary.  Additionally, the U.S. government recently enacted comprehensive tax reform in December of 2017 through the passage and signing of the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revised the U.S. corporate income tax system. The exact ramifications of the legislation is subject to interpretation and could have a material impact on our financial position and/or results of operations.
Although our 2017 results of operations reflect our best estimate of the impact of the new tax law, future regulatory direction associated with the new tax law as well as new legislative developments could adversely affect our future effective tax rate and results.
If we fail to successfully develop new products, technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.
The process of developing new products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must work with our supply partners and commit resources before knowing whether these initiatives will result in products that are commercially successful and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. It is possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. Also, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
Additionally, government agencies routinely audit government contracts. If the government finds that we inappropriately charged costs to a contract, the costs will be non-reimbursable or, to the extent reimbursed, refunded to the government. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits or, investigations could have an adverse effect on our reputation and reduce our ability to compete for new contracts and could also have a material adverse effect on our business, financial condition, results of operations and cash flow.

Xerox 2017 Annual Report 9

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors include large international companies some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and such loss could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from current levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. We engage in restructuring actions to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as the Strategic Transformation program, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the General Data Protection Regulation will come into force in the European Union in May 2018. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
We are subject to breaches of our security systems, cyber attacks and service interruptions which could expose us to liability, litigation, and regulatory action and damage our reputation.
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

Xerox 2017 Annual Report 10

Moreover, the risk of such attacks includes attempted breeches not only of our systems, but also those of our customers, clients and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures. Unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees. In the event of such actions, we could be exposed to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. While from time to time attempts are made to access our systems, these attempts have not resulted in any material release of information, degradation or disruption to our systems. We may also find it necessary to make significant further investments to protect this information and our infrastructure.
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties. We face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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
The printing market and environment is changing as a result of new technologies, shifts in customer preferences in office printing and the expansion of new printing markets. Examples include mobile printing, color printing, packaging, print on objects, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products and services that meet these changes. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. If we are unable to develop and market advanced and competitive technologies, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be improved through our document management and consulting services in the areas of personalized and product life cycle communications, enterprise managed print services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct and indirect sales efficiency and expand and successfully manage our indirect distribution channels in the face of global competition and pricing pressures. Our ability to preserve our post sale revenue streams is largely dependent on our ability to increase the volume of pages printed, the mix and price of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. There will be a lag between the increase in equipment placements and an increase in post-sale revenues. In addition, with respect to our indirect distribution channels, many of our partners sell competing products, further increasing the need to successfully manage our relationships with our partners to ensure they meet our specific sale and distribution requirements for equipment placements and post sale revenues. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.

Xerox 2017 Annual Report 11

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit rating, which is currently investment grade, and is subject to credit market volatility. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.
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
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2017 exceeded the value of the assets of those plans by approximately $1.4 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
Our $1.8 billion credit facility (the "Credit Facility") contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2017, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.

Xerox 2017 Annual Report 12

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
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Recently, a number of studies have been published by third parties regarding chemicals utilized in our industry, as well as potential health/safety impacts of machine emissions. Additional studies are planned, and depending on the results of such studies, regulatory initiatives could follow. We are monitoring these developments. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition.
Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related-programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (“TSCA”) is undergoing a major overhaul with similar potential for regulatory challenges. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the

Xerox 2017 Annual Report 13

marketplace (e.g., U.S. EPA EnergyStar, EPEAT) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply. Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the countries, states and territories in which we operate. Enacted laws and/or regulatory actions to address concerns about climate change and greenhouse gas emissions could negatively impact our business, including the availability of our products or the cost to obtain or sell those products.
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
Our business and reputation could be negatively affected as a result of activist shareholders.
Certain of our shareholders have expressed views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that may not be fully aligned with our own. Responding to actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.
Risk Factors Related to the Fujifilm Transactions
Our expectations regarding our business may be impacted by the following risk factors related to the pending Fujifilm Transactions:
The pendency of the Fujifilm Transactions could adversely affect our business.
In connection with the Fujifilm Transactions, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the Fujifilm Transactions are completed. We have agreed in the Fujifilm Transaction Agreements to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Fujifilm Transactions, which restrictions could be in place for an extended period of time if completion of the Fujifilm Transactions is delayed and could adversely impact our financial condition, results of operations or cash flows. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Fujifilm Transactions or termination of the Fujifilm Transaction Agreements. The process of seeking to accomplish the Fujifilm Transactions could also divert the focus of our management from pursuing other opportunities that could be beneficial to us.
The pursuit of the Fujifilm Transactions and the preparation for the integration of Xerox and Fuji Xerox have placed, and will continue to place, a significant burden on our management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of seeking to close the Fujifilm Transactions and integrate Xerox and Fuji Xerox, which could cause an interruption of, or loss of momentum in, the activities of our existing business, regardless of whether the Fujifilm Transactions are eventually completed. Our management team will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other strategic opportunities that could be beneficial to us. If our senior management is not able to effectively manage the process leading up to and immediately following Closing, or if any significant business activities are interrupted as a result of the integration process, then our business could suffer.

Xerox 2017 Annual Report 14

We may be unable to attract and retain key employees during the pendency of the Fujifilm Transactions.
In connection with the Fujifilm Transactions, current and prospective employees of Xerox may experience uncertainty about their future roles with New Fuji Xerox following the Fujifilm Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Fujifilm Transactions. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New Fuji Xerox following the Fujifilm Transactions. The departure of existing key employees or the failure of potential key employees to accept employment with New Fuji Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the Fujifilm Transactions are eventually completed.
The Fujifilm Transactions may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Fujifilm Transactions may result in material adverse consequences to our business and operations.
The Fujifilm Transactions are subject to several closing conditions, including (i) the absence of any law or order issued or enacted by any governmental authority of competent jurisdiction in which any of Xerox, Fuji Xerox or their respective subsidiaries has material operations, which enjoins or otherwise prohibits the consummation of the Fujifilm Transactions; (ii) the approval by our shareholders of (A) the Issuance; (B) the issuance of certain true-up shares to Fujifilm pursuant to the terms set forth in the Subscription Agreement; and (C) the Certificate of Amendment to our Certificate of Incorporation (collectively, the “Applicable Shareholder Approvals”), (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any other applicable antitrust, competition, trade regulation or merger control law, (iv) the filing of notices and receipt of applicable national security approvals, including with respect to the Committee on Foreign Investment in the United States, the U.S. Department of Defense’s Defense Security Service, the Department of Energy and the U.S. State Department Directorate of Defense Trade Controls pursuant to the International Traffic in Arms Regulations and (v) Xerox’s declaration of the Special Dividend. The closing conditions also include the delivery to us of the audited financial statements and interim financial statements of Fuji Xerox for the fiscal years ended March 31, 2016, March 31, 2017 and March 31, 2018 that (x) are GAAP compliant, (y) fairly present in all material respects the consolidated financial position of Fuji Xerox and its consolidated subsidiaries as of the dates thereof and the interim financial statements of Fuji Xerox and (z) do not deviate, in any material respect, from the unaudited financial statements of Fuji Xerox and its subsidiaries provided to us prior to the date of the Fujifilm Transaction Agreements. If any one of these conditions is not satisfied or waived, the Fujifilm Transactions may not be completed. There is no assurance that the Fujifilm Transactions will be completed on the terms or timeline currently contemplated, or at all.
The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Fujifilm Transactions. Governmental or regulatory agencies could still seek to block or challenge the Fujifilm Transactions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Fujifilm Transactions. These restrictions could include a requirement to sell or hold separate certain specified businesses to obtain such regulatory approvals. If these approvals are not received, then neither we nor Fujifilm will be obligated to complete the Fujifilm Transactions.
If the Applicable Shareholder Approvals are not obtained or if the Fujifilm Transactions are not completed for any other reason, we would be subject to a number of risks, including the following:

•
we and our shareholders would not realize the anticipated benefits of the Fujifilm Transactions, including payment of the Special Dividend to holders of our Common Stock as of the applicable record date and any expected synergies and operating efficiencies from the Fujifilm Transactions;

•
the attention of our management may have been diverted to the Fujifilm Transactions instead of on our ongoing business operations and pursuit of other opportunities that may have been beneficial to us;

•	resulting negative reactions from our customers, regulators and employees;

•
we may be required to pay a termination fee of $183 million (the “Termination Fee”) if the Fujifilm Transaction Agreements are terminated in the case of certain events described in the Fujifilm Transaction Agreements, including due to an adverse change in our Board of Directors’ recommendation to our shareholders to approve the Fujifilm Transactions;

Xerox 2017 Annual Report 15

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Fujifilm Transactions, for which we will have received little or no benefit if the Fujifilm Transactions are not completed. Many of these fees and costs will be payable by us even if the Fujifilm Transactions are not completed and may relate to activities that we would not have undertaken other than to complete the Fujifilm Transactions;

•	resulting negative reactions from the financial markets, including a decline in our stock price (which may reflect a market assumption that the Fujifilm Transactions will be completed); or

•	Xerox could be subject to litigation from shareholders related to the Fujifilm Transaction Agreements.
The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our Common Stock.
Even if the Fujifilm Transactions close, the integration of Xerox and Fuji Xerox following the Closing will present significant challenges that may result in a decline in the anticipated benefits of the Fujifilm Transactions.
Historically, Xerox and Fuji Xerox have operated as independent companies, and they will continue to do so until the completion of the Fujifilm Transactions. There can be no assurance that their businesses can be integrated successfully. New Fuji Xerox will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Fujifilm Transactions, management attention and resources will be required to plan for such integration. Specifically, the following issues, among others, must be addressed in integrating the operations of Xerox and Fuji Xerox in order to realize the anticipated benefits of the Fujifilm Transactions:

•
the potential inability (i) to successfully integrate the two businesses, including operations, technologies, products, customer services and offerings and corporate functions and/or (ii) to identify and eliminate redundant and underperforming functions and assets, in a manner that permits New Fuji Xerox to achieve the synergies and operating efficiencies expected to result from the Fujifilm Transactions, which could result in the expected benefits of the Fujifilm Transactions not being realized partly or wholly in the time frame currently anticipated or at all;

•	consolidating and rationalizing the companies’ information technology platforms and administrative infrastructures as well as accounting systems;

•
integrating the companies’ financial reporting and internal control systems, including compliance by New Fuji Xerox with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the U.S. Securities and Exchange Commission;

•	coordinating geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds, business cultures and management philosophies, while maintaining focus on providing consistent, high-quality products and services;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	coordinating distribution and marketing efforts;

•
lost sales and customers as a result of certain customers of either or both of the two businesses deciding not to do business with New Fuji Xerox, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	preserving important relationships of both Xerox and Fuji Xerox and resolving potential conflicts that may arise;

•
performance shortfalls at one or both of Xerox and Fuji Xerox as a result of the diversion of management’s attention caused by completing the Fujifilm Transactions and integrating the two businesses’ operations;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Fujifilm Transactions; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.

Xerox 2017 Annual Report 16

Combining the businesses of Xerox and Fuji Xerox may be more difficult, costly or time-consuming than expected, which may adversely affect New Fuji Xerox’s results and negatively affect the value of its Common Stock following the Fujifilm Transactions.
Xerox and Fuji Xerox have entered into the Fujifilm Transaction Agreements because each believes that the Fujifilm Transactions will be beneficial to its respective companies and shareholders and that combining the businesses of Xerox and Fuji Xerox will produce benefits and cost savings. If New Fuji Xerox is not able to successfully combine the businesses of Xerox and Fuji Xerox in an efficient and effective manner, the anticipated benefits and cost savings of the Fujifilm Transactions may not be realized fully, or at all, or may take longer to realize than expected, and the value of New Fuji Xerox Common Stock may be affected adversely.
An inability to realize the full extent of the anticipated benefits of the Fujifilm Transactions and the other transactions contemplated by the Fujifilm Transaction Agreements, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of New Fuji Xerox, which may adversely affect the value of New Fuji Xerox Common Stock following the Fujifilm Transactions.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what New Fuji Xerox expects and may take longer to achieve than anticipated. If New Fuji Xerox is not able to adequately address integration challenges, it may be unable to successfully integrate Xerox’s and Fuji Xerox’s operations or to realize the anticipated benefits of the integration of the two companies.
We may not realize the anticipated synergies, net cost reductions and growth opportunities from the Fujifilm Transactions.
The benefits that we expect to achieve as a result of the Fujifilm Transactions will depend, in part, on the ability of New Fuji Xerox to realize anticipated growth opportunities, net cost reductions and synergies. Our success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of Fuji Xerox. Even if we are able to integrate the businesses and operations of Xerox and Fuji Xerox successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of our business and Fuji Xerox’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Transactions may be offset by costs or delays incurred in integrating the businesses.
In connection with the Fujifilm Transactions, we are acquiring entities that may have potential liabilities, including entities that have previously undergone a financial audit.
In connection with the Fujifilm Transactions, we are acquiring entities that may have potential liabilities relating to their businesses, including entities for which audited financial statements have not yet been provided. In addition, as previously disclosed, Fujifilm previously formed an independent investigation committee to conduct a review of the accounting practices at Fuji Xerox’s New Zealand subsidiary and at other subsidiaries that identified aggregate adjustments to Fuji Xerox’s financial statements of approximately JPY 40 billion, which primarily related to misstatements at Fuji Xerox’s New Zealand and Australian subsidiaries as well as certain other adjustments. While Fujifilm and Fuji Xerox continue to review Fujifilm’s oversight and governance of Fuji Xerox as well as Fuji Xerox’s oversight and governance over its businesses in light of the findings of the independent investigation committee, there may be governmental investigations and additional consequences related thereto. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Following the completion of the Fujifilm Transactions, New Fuji Xerox will be controlled by Fujifilm. The interests of Fujifilm may differ from the interests of other shareholders.
Immediately following Closing, Fujifilm is expected to own approximately 50.1 percent of the Fully Diluted Capital Stock of New Fuji Xerox and Xerox shareholders are expected to own approximately 49.9 percent.
Pursuant to the Shareholders Agreement, the Board of Directors of New Fuji Xerox will have twelve directors, which will initially be composed of seven individuals designated by Fujifilm and five individuals from among the members of the Board of Directors of Xerox immediately prior to Closing designated by Xerox in consultation with and subject to reasonable approved by Fujifilm. As a result of Fujifilm’s ownership of a majority of the voting power of Common Stock, New Fuji Xerox will be a “controlled company” as defined in NYSE listing rules and will, therefore, not be subject to NYSE requirements that would otherwise require New Fuji Xerox to have (i) a majority of independent

Xerox 2017 Annual Report 17

directors, (ii) a nominating committee composed solely of independent directors, (iii) a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended to the Board of Directors by a nominating committee composed solely of independent directors.
Fujifilm may have different interests than other holders of Common Stock and may make decisions adverse to your interests. Subject to the terms and restrictions set forth in the Shareholders Agreement, Fujifilm would have control over matters submitted to the shareholders that require the affirmative vote of a majority or more of the outstanding shares of New Fuji Xerox. This concentrated control could discourage a potential investor from seeking to acquire Common Stock and, as a result, might harm the market price of that Common Stock. Given Fujifilm’s ownership of the majority of the Common Stock of New Fuji Xerox and the interactions that will take place between New Fuji Xerox and Fujifilm, the success of New Fuji Xerox will depend in part on the reputation and success of Fujifilm.
The Fujifilm Transaction Agreements contain provisions that may discourage other companies from trying to acquire us.
The Fujifilm Transaction Agreements contain provisions that may discourage third parties from submitting business combination proposals to us that might result in greater value to our shareholders than the Fujifilm Transactions. The Fujifilm Transaction Agreements generally prohibit us from soliciting, initiating and facilitating or encouraging any inquiries regarding, or the making of any proposal or offer that constitutes, or that could reasonably be expected to lead to, an alternative acquisition proposal from any third party. This provision prevents us from seeking offers from other possible acquirers that may be superior to the Fujifilm Transactions. In addition, if the Fujifilm Transaction Agreements are terminated by us or Fujifilm in circumstances that obligate us to pay a Termination Fee, our financial condition may be adversely affected as a result of the payment of the Termination Fee, which might deter third parties from proposing alternative business combination proposals.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities are located in New York, California, Oklahoma, Oregon, Canada, the U.K., Ireland, and the Netherlands. Our principal research facilities are located in California, New York, and Canada. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
As a result of implementing our restructuring programs (refer to Note 12 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements) as well as various productivity initiatives, several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. We have disposed or subleased certain of these properties and are actively pursuing the successful disposition of remaining surplus properties.
In 2017, we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers and distribution centers. The size of our property portfolio at December 31, 2017 was approximately 14 million square feet and comprised of 687 leased properties and 108 owned properties (of which 73 are located on our Webster, New York campus). It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
Item 3. Legal Proceedings
Refer to the information set forth under Note 19 "Contingencies and Litigation" in the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Xerox 2017 Annual Report 18

Part II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Corporate Information
Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.
Xerox Common Stock Prices and Dividends

New York Stock Exchange composite prices *	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$30.16	$29.29	$33.95	$33.46
Low	27.56	27.52	28.35	28.08
Dividends declared per share	0.25	0.25	0.25	0.25

2016(1)
High	$44.64	$45.00	$41.20	$40.48
Low	34.76	35.84	36.96	34.88
Dividends declared per share	0.31	0.31	0.31	0.31
 _____________
* Price as of close of business.

(1)
Reflects our one-for-four reverse stock split that became effective on June 14, 2017. Stock prices for 2016 and prior are on a pre-separation basis. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further information.

Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, for additional information.

Xerox 2017 Annual Report 19

Performance Graph

Total Return To Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2012	2013	2014	2015	2016	2017
Xerox Corporation	$100.00	$184.83	$216.99	$173.02	$149.04	$195.21
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Information Technology Index	100.00	128.43	154.26	163.40	186.03	258.28
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2012 in Xerox, the S&P 500 Index and the S&P 500 Information Technology Index, respectively, and assumes dividends are reinvested.

Xerox 2017 Annual Report 20

Sales Of Unregistered Securities During The Quarter Ended December 31, 2017
During the quarter ended December 31, 2017, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2017: Registrant issued 2,457 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Joseph J. Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

(c)
The DSUs were issued at a deemed purchase price of $33.555 per DSU (aggregate price $82,445), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2017
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

(2)
Of the cumulative $8.0 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $7.8 billion has been used through December 31, 2017. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31	2,686	$33.29	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	2,686
 _____________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2017 Annual Report 21

Item 6. Selected Financial Data
Five Years in Review

(in millions, except per-share data)	2017	2016(1)	2015(1)	2014(1)	2013(1)
Per-Share Data
Income from continuing operations
Basic	$0.70	$2.36	$3.00	$3.42	$2.99
Diluted	0.70	2.33	2.97	3.37	2.94
Net Income (Loss) Attributable to Xerox
Basic	0.71	(1.95)	1.59	3.37	3.63
Diluted	0.71	(1.93)	1.58	3.32	3.57
Common stock dividends declared	1.00	1.24	1.12	1.00	0.92
Operations
Revenues	$10,265	$10,771	$11,465	$12,679	$13,194
Sales	4,073	4,319	4,674	5,214	5,496
Services, maintenance and rentals	5,898	6,127	6,445	7,078	7,215
Financing	294	325	346	387	483
Income from continuing operations	204	633	840	1,034	959
Income from continuing operations - Xerox	192	622	822	1,011	939
Net income (loss)	207	(460)	466	1,018	1,155
Net income (loss) - Xerox	195	(471)	448	995	1,135
Financial Position(2)
Working capital	$2,489	$2,338	$1,431	$2,798	$2,825
Total Assets	15,946	18,051	25,442	27,576	28,966
Consolidated Capitalization(2)
Short-term debt and current portion of long-term debt	$282	$1,011	$985	$1,427	$1,117
Long-term debt	5,235	5,305	6,382	6,314	6,904
Total Debt(3)	5,517	6,316	7,367	7,741	8,021
Convertible preferred stock	214	214	349	349	349
Xerox shareholders' equity	5,256	4,709	8,975	10,596	12,230
Noncontrolling interests	37	38	43	75	119
Total Consolidated Capitalization	$11,024	$11,277	$16,734	$18,761	$20,719
Selected Data and Ratios
Common shareholders of record at year-end	28,752	31,803	33,843	35,307	37,552
Book value per common share(4)	$20.64	$18.57	$35.45	$37.95	$41.17
Year-end common stock market price(4)	$29.15	$34.92	$42.52	$55.44	$48.68
_____________

(1)	Reflects the revisions related to the Fuji Xerox misstatement disclosed in Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in our Consolidated Financial Statements.

(2)
Balance sheet amounts at December 31, 2016 exclude Conduent Incorporated (Conduent) balances as a result of the Separation and Distribution while balance sheet amounts prior to December 31, 2016 include amounts for Conduent. Refer to Note 5 - Divestitures in our Consolidated Financial Statements for additional information.

(3)	Includes capital lease obligations.

(4)
Per-share computations reflect the impact of our one-for-four reverse stock split effective June 14, 2017. Stock prices for 2016 and prior are on a pre-separation basis. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further information.

Xerox 2017 Annual Report 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2017 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.
Executive Overview
With annual revenues of $10.3 billion we are a leading global provider of digital print technology and related solutions; we operate in a market estimated at approximately $85 billion. Our primary offerings span three main areas: Managed Document Services, Workplace Solutions and Graphic Communications. Our Managed Document Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Our Workplace Solutions and Graphic Communications products and solutions support the work processes of our customers by providing them with an efficient, cost effective printing and communications infrastructure.
Headquartered in Norwalk, Connecticut, with 35,300 employees, Xerox serves customers in approximately 160 countries providing advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses ("SMB"), large enterprises, governments and graphic communications providers, and for our partners who serve them. In 2017, approximately 40% of our revenue was generated outside the United States.
Market and Business Strategy
Our strategy is to apply innovation in digital print technology and services in order to increase our participation in the growth areas of our market while maintaining leadership in the more mature areas. To accomplish this, we focus on the following areas:

•
Maintain Market Leadership and Focus on Strategic Growth Areas - i) Expand leadership in Managed Document Services; ii) Increase SMB coverage through resellers and partners; iii) Gain share in the entry A4 product segment of the market; and iv) Extend leadership in digital color production.

•
Innovate to Differentiate Our Offerings - Make investments in areas such as workflow automation and color printing, as well as improving the quality and reducing the environmental impact of digital printing.

•
Accelerate Productivity and Cost Initiatives through Strategic Transformation - As markets shift, we need to undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business and to maximize profitability and cash flow in businesses that are declining.

Post-sale Based Business Model
In 2017, 78% of our total revenue was post-sale based, which includes document services, equipment maintenance services, consumable supplies and financing, among other elements. These revenue streams generally follow equipment placements and provide some stability to our revenue. Some of the key indicators of future post sale revenue include:

•	Installations of printers and multifunction devices as well as the number of machines in the field (MIF) and the page volume and mix of pages printed on color devices, where available.

•
Managed Document Services - i) signings, which reflects the estimated future revenues from contracts, mostly from Enterprise deals, signed during the period, i.e., Total Contract Value (TCV) and; ii) renewal rate, which is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period, calculated as a percentage of ARR on all contracts where a renewal decision was made during the period.

Xerox 2017 Annual Report 23

Transaction to Combine Xerox and Fuji Xerox
On January 31, 2018, Xerox entered into a Redemption Agreement with FUJIFILM Holdings Corporation, a Japanese company (“Fujifilm”), and Fuji Xerox Co., Ltd, a Japanese company in which Xerox indirectly holds a 25 percent equity interest and Fujifilm holds the remaining 75 percent equity interest (“Fuji Xerox”) (the “Redemption Agreement”), pursuant to which, among other things, (i) Fuji Xerox shall redeem for cash most or all of Fujifilm’s 75 percent equity interest in Fuji Xerox and (ii) Fuji Xerox shall become an indirect majority or wholly owned subsidiary of Xerox (the “Redemption”). The combined company resulting from the Fujifilm Transactions (as defined below) shall hereinafter be referred to as “New Fuji Xerox”.
Concurrently with the execution and delivery of the Redemption Agreement, Xerox entered into a Share Subscription Agreement with Fujifilm (the “Subscription Agreement” and together with the Redemption Agreement, the “Fujifilm Transaction Agreements”), pursuant to which, among other things, (i) Fujifilm shall subscribe for and purchase from Xerox, and Xerox shall issue to Fujifilm, a number of shares of common capital stock of Xerox (and after Closing, of New Fuji Xerox, “Common Stock”) representing 50.1 percent of (i) the aggregate number of issued and outstanding shares of Common Stock (excluding any performance shares issued under the Company’s existing employee incentive plans) plus (ii) such additional shares of Common Stock that would be issued and outstanding assuming the exercise of in-the-money options as of 5:00 p.m. New York time two business days prior to closing of the Fujifilm Transactions (as defined below) (the “Closing”) plus (iii) any shares of Common Stock reserved for issue relating to restricted stock units outstanding as of the Closing that are fully vested as of 5:00 p.m. New York time two business days prior to the Closing (collectively, the “Fully Diluted Capital Stock”) of Xerox in exchange for (A) cash and (B) all of the issued and outstanding equity interests of Fuji Xerox not held by Xerox or its wholly owned subsidiaries and (ii) Xerox shall become a direct, majority owned subsidiary of Fujifilm (the “Issuance” and together with the Redemption, the “Fujifilm Transactions”). In addition, pursuant to the terms of the Subscription Agreement, at Closing, an aggregate number of shares equal to the “True-Up Shares” (as defined in the Subscription Agreement) shall be held in escrow and released to Fujifilm as and if necessary for Fujifilm to maintain its ownership percentage.
In connection with the Fujifilm Transactions, Xerox expects to pay a special pro rata cash dividend to its shareholders in an amount equal to $2.5 billion in the aggregate (the “Special Dividend”), which is expected to be financed through the issuance of debt that will be incurred by New Fuji Xerox. Fujifilm will not be a shareholder of Xerox as of the record date for the Special Dividend and therefore will not receive any payment in respect thereof.
As noted above, immediately following the Closing, Fujifilm is expected to own approximately 50.1 percent of the Fully Diluted Capital Stock of New Fuji Xerox and Xerox shareholders are expected to own approximately 49.9 percent. Further, pursuant to that certain Shareholders Agreement, to be entered into by Xerox and Fujifilm at Closing (the “Shareholders Agreement”), the Board of Directors ofNew Fuji Xerox will have twelve directors, which will initially be composed of seven individuals designated by Fujifilm and five individuals from among the members of the Board of Directors of the Company immediately prior to Closing designated by Xerox in consultation with and subject to reasonable approved by Fujifilm. Accordingly, the Fujifilm Transactions are expected to be accounted for as a reverse acquisition.
Xerox must pay to Fujifilm a $183 million termination fee (the “Termination Fee”) in the event that the Subscription Agreement is terminated (i) by either party because the applicable shareholder approvals are not obtained if an alternative acquisition proposal is publicly announced prior to the Xerox shareholder meeting duly called for the purpose of obtaining the applicable shareholder approvals and Xerox enters into a definitive agreement with respect to, or otherwise consummates, an alternative acquisition proposal within 12 months after the termination of the Subscription Agreement; (ii) by Fujifilm (A) in connection with a material and intentional breach by Xerox of its non-solicitation obligations resulting in a third party making an alternate acquisition proposal that is reasonably likely to materially interfere with the Fujifilm Transactions or (B) following a change in the recommendation by the Board of Directors of Xerox; or (iii) by Xerox in order to enter into a definitive agreement with a third party with respect to a superior proposal, in each case as set forth in, and subject to the conditions of, the Fujifilm Transaction Agreements.
We expect the Fujifilm Transactions, which require Xerox shareholder approval, to close in the second half of 2018 subject to customary regulatory approvals, filings with the U.S. Securities and Exchange Commission, tax considerations, and securing any necessary financing. Until the combination is complete, each of Xerox, Fuji Xerox and Fujifilm will continue to be separate, independent organizations and will operate as usual.

Xerox 2017 Annual Report 24

Strategic Transformation Program
Despite the decline in revenues, we have maintained our margins primarily through ongoing cost and productivity initiatives. In 2016, we initiated a three-year Strategic Transformation program to accelerate cost productivity beyond our historical range of $300 to $350 million of annual savings. The program is expected to deliver gross productivity improvements and cost savings of at least $1.7 billion over the three-year period, which include our historical savings of approximately $900 to $1,050 million. The program targets areas such as delivery, remote connectivity, sales productivity, pricing optimization, design efficiency and supply chain optimization. During the first two years, the program delivered over $1.2 billion of gross productivity improvements and cost savings, and we expect it to provide approximately $475 million of additional improvements and cost savings in 2018.
Tax Cuts and Jobs Act (the “Tax Act”)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries.
During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 million reflecting the impact associated with the provisions of the Tax Act based on currently available information. Refer to Income Taxes section of the MD&A and Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information.
Correction of Fuji Xerox Misstatement in Prior Period Financial Statements
In April 2017, Fujifilm publicly announced it had formed an independent investigation committee (IIC) to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. The IIC’s review, completed during the second quarter 2017, identified total aggregate adjustments to Fuji Xerox’s prior period financial statements of approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox’s New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the total adjustments identified as part of the IIC's investigation was approximately $90 million and impacted our fiscal years 2009 through 2017.
In the second quarter 2017, we determined that the misstatements to our equity income in prior years and in first quarter 2017 resulting from the IIC’s review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our current year consolidated financial statements. Accordingly, we have revised our previously issued annual and interim consolidated financial statements for 2015 and 2016 and the first quarter of 2017. Certain of the corrections discussed above affected periods prior to fiscal year 2015, and this effect was reflected as a cumulative, net of tax adjustment to reduce retained earnings as of January 1, 2015 by $87 million. Amounts throughout this filing have been adjusted to incorporate the revised amounts, where applicable.
Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Consolidated Financial Statements for additional information regarding this correction.
Reverse Stock Split
On May 23, 2017, the Board of Directors authorized and shareholders approved a reverse stock split of outstanding Xerox common stock at a ratio of one-for-four shares, together with the proportionate reduction in the authorized shares of its common stock from 1,750,000,000 shares to 437,500,000 shares. The reverse stock split became effective on June 14, 2017.
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding the reverse stock split.

Xerox 2017 Annual Report 25

Segment Changes
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017 we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions, by management and the Board, are largely based upon an analysis of Xerox on a total Company basis, including assessments related to the company’s incentive compensation plans.
Refer to Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information.
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
Refer to Note 5 - Divestitures in the Consolidated Financial Statements for additional information regarding the Separation.
Financial Overview
During 2017 the Company focused on delivering on its commitments established post-separation.

•	Revenue - Successful launch of 29 new workplace devices and 65 new dealer partners signed. Improvements in identified strategic growth areas of the business.

•	Cost Transformation - Second year Strategic Transformation savings of $680 million exceeded full-year target and enabled investment in the business to offset revenue declines.

•
Capital Structure - Reduced debt by $800 million; contributed $836 million to our defined benefit pension plans, significantly reducing our net underfunded obligation; and eliminated our accounts receivable sales programs for cost savings and simplification.

Total revenue of $10.3 billion in 2017 declined 4.7% from the prior year, with no impact from currency. The revenue decline reflects a 6.9% decline in equipment sales, with a 0.3-percentage point positive impact from currency and a 4.0% decline in post sale revenue with a 0.1-percentage point negative impact from currency. While equipment revenues improved in the fourth quarter 2017, the full-year decline was primarily driven by the impact of transitioning to our ConnectKey portfolio and ongoing black-and-white revenue declines that reflected overall market trends and unfavorable mix. The decline in post sale revenue was largely due to lower maintenance service revenues, supply sales and financing revenues, reflecting lower print volumes and lower equipment sales in prior periods.
2017 Net Income from continuing operations attributable to Xerox was $192 million and included after-tax costs of $723 million related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs, and other discrete adjustments including the $400 million impact of implementing the Tax Act resulting in adjusted1 net income from continuing operations of $915 million. Net income from continuing operations attributable to Xerox for 2016 was $622 million and included after-tax costs of $305 million related to the amortization of intangible assets, restructuring and related costs and non-service retirement-related costs, resulting in adjusted1 net income of $927 million. The decrease in net income from continuing operations attributable to Xerox was primarily due to the $400 million impact from the Tax Act. Both net income amounts in 2017 - reported and adjusted1 - as compared to 2016 were also impacted by lower revenues, which were offset by cost savings from our Strategic Transformation program and lower interest expense, and a higher tax expense in 2017 before the impacts of the Tax Act.

Xerox 2017 Annual Report 26

Operating cash flow from continuing operations was $122 million in 2017 as compared to $1,018 million in 2016. The decrease is primarily due to higher pension contributions of $658 million, which reflect an incremental $500 million contribution to our U.S. defined benefit pension plans that was funded through a $1.0 billion Senior Note offering and an additional contribution of approximately $105 million (GBP 80 million) to our U.K. Pension Plan for salaried employees. The U.K. contribution was funded through the cash received from an investment associated with our 1997 sale of The Resolution Group (TRG), a discontinued insurance business, and reported in investing cash flows. The decrease is also due to the one-time impact of approximately $350 million from the termination of certain accounts receivable sales programs in the fourth quarter of 2017. Cash used in investing activities of continuing operations of $31 million decreased $115 million as compared to 2016 primarily due to the cash receipt of $127 million from the TRG investment previously noted. Cash used in financing activities was $985 million in 2017 as compared to cash provided by financing activities of $584 million in 2016. The increase in the use of cash primarily reflects payments of $1.5 billion on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes and dividend payments of $291 million, partially offset by proceeds from the issuance of $1.0 billion of Senior Notes and $161 million from the final cash adjustment with Conduent.
2018 Outlook
We expect total revenues to decline in 2018 in the 2% to 4% range, excluding the impact of currency. At January 2018 exchange rates, we expect translation currency to have about a 1.4-percentage point positive impact on total revenues in 2018, reflecting the weakening of the U.S. dollar against our major foreign currencies as compared to prior year. Reported earnings should improve in 2018 due to the inclusion of the $400 million charge in 2017 related to the enactment of the Tax Act. In addition, both reported and adjusted1 earnings are expected to reflect the continued benefits of cost savings and productivity improvements from our Strategic Transformation program, which are expected to offset the projected decline in revenues.
We expect 2018 operating cash flows from continuing operations to be between $900 and $1,100 million and capital expenditures to be approximately $150 million.
Our capital allocation plan for 2018 includes the following:

•	Debt – committed to maintaining our investment grade rating and we expect to repay approximately $265 million of maturing debt.

•	Dividends - expect dividend payments to be approximately $260 million, which reflects the current annualized dividend of $1.00 per share.

•	Acquisitions – we expect to invest about $150 to $200 million, focusing on acquiring companies that will expand our portfolio mix and distribution channels.
The 2018 outlook discussed above does not include any impacts associated with the proposed transaction to combine Xerox and Fuji Xerox.
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
Approximately 40% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. As a result, the foreign currency translation had no impact on revenue in 2017 and 1.8-percentage point negative impact on revenue in 2016.

Xerox 2017 Annual Report 27

Application of Critical Accounting Policies
In preparing our Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, such as revenue recognition for leases, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
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
Bundled Lease Arrangements: We sell our equipment under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Sales made under bundled lease arrangements comprise approximately 41% of our equipment sales revenue. Recognizing revenues under these arrangements requires us to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 17% of our total revenues are sales of equipment and supplies to distributors and resellers, and provisions and allowances recorded on these sales are approximately 22% of the associated gross revenues.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $33 million, $37 million and $49 million in Selling, Administrative and General Expenses (SAG) expenses in our Consolidated Statements of Income (Loss) for the years ended December 31, 2017, 2016 and 2015, respectively.
Bad debt provisions declined in 2017 primarily as a result of lower revenues as well as continued strong credit policies. Reserves, as a percentage of trade and finance receivables, were 3.2% at December 31, 2017, as compared to 3.6% and 3.7% at December 31, 2016 and 2015, respectively. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the three year period ended December 31, 2017, our reserve for doubtful accounts ranged from 3.2% to 3.7% of gross

Xerox 2017 Annual Report 28

receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2017 rate of 3.2% would change the 2017 provision by approximately $26 million.
Refer to Note 6 - Accounts Receivables, Net and Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.7 billion as of December 31, 2017 decreased by $95 million from December 31, 2016, primarily due to actual plan asset returns being more than expected returns in 2017, as well as the recognition of actuarial losses through amortization and U.S. settlement losses. These impacts were partially offset by currency and lower discount rates in 2017 as compared to 2016. The total actuarial loss at December 31, 2017 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 5.0% for 2017, 5.8% for 2016 and 6.0% for 2015, on a worldwide basis. During 2017, the actual return on plan assets was $834 million as compared to an expected return of $448 million, with the difference largely due to positive returns in the equity markets in 2017. When estimating the 2018 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2018 is 4.5%. The decline in the 2018 rate primarily reflects an increased investment allocation to fixed income securities as we reposition our investment portfolios in light of the improved funding status and the freeze of plan benefits for our major qualified plans. As the qualified pension plans reach set funded status milestones, the assets will be continue to be rebalanced to shift more assets from equity to fixed income securities.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2017 and to calculate our 2018 expense was 2.8%; the rate used to calculate our obligations as of December 31, 2016 and our 2017 expense was 3.1%. The weighted average discount rate we used to measure our retiree health obligation as of December 31, 2017 and to calculate our 2018 expense was 3.5%; the rate used to calculate our obligation at December 31, 2016 and our 2017 expense was 3.9%.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2018 Projected net periodic pension cost	$(30)	$35	$(20)	$20
Projected benefit obligation as of December 31, 2017	(440)	490	N/A	N/A

Xerox 2017 Annual Report 29

One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.7 billion at December 31, 2017, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $1,035 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2017, U.S. plan settlements were $550 million, $229 million and $340 million, respectively, and the associated settlement losses on those plan settlements were $133 million, $65 million and $88 million, respectively. In 2018, on average, we estimate that approximately $100 million of plan settlements will result in settlement losses of approximately $25 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2017 as well as estimated amounts for 2018:

	Estimated	Actual
(in millions)	2018	2017	2016	2015
Defined benefit pension plans(1)	$13	$61	$62	$53
U.S. settlement losses	127	133	65	88
Defined contribution plans	54	54	61	66
Retiree health benefit plans(2)	26	30	35	24
U.S. Retiree health curtailment gain	—	—	—	(22)
Total Benefit Plan Expense	$220	$278	$223	$209
_____________

(1)	Excludes U.S. settlement losses.

(2)	Excludes U.S. retiree health curtailment gain in 2015.
Our estimated 2018 defined benefit pension plan cost is expected to be approximately $55 million lower than 2017, primarily driven by lower projected expense for our U.K. Final Salary Pension Plan, which is largely due to actuarial gains in 2017 as well as an improved funding status.
The following is a summary of our expected benefit plan funding for the three years ended December 31, 2017 as well as estimated amounts for 2018:

	Estimated	Actual
(in millions)	2018	2017	2016	2015
U.S. Defined benefit pension plans	$76	$675	$24	$173
Non-U.S. Defined benefit pension plans	116	161	154	128
Defined contribution plans	54	54	61	66
Retiree health benefit plans	62	64	61	63
Total Benefit Plan Funding	$308	$954	$300	$430

The increase in contributions to our U.S. defined benefit plans in 2017 was largely due to $650 million of contributions to our domestic tax-qualified defined benefit plans, comprised of $15 million required to meet minimum funding requirements and $635 million of additional voluntary contributions. The original estimate of 2017 voluntary contributions of $135 million was increased by $500 million as a result of funding provided from a Senior Note offering in 2017.
Refer to Note 17 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding defined benefit pension plan assumptions, expense and funding.
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

Xerox 2017 Annual Report 30

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Increases (decreases) to our valuation allowance, through income tax expense, were $6 million, $(8) million and $(15) million for the years ended December 31, 2017, 2016 and 2015, respectively. There were other increases (decreases) to our valuation allowance, including the effects of currency, of $13 million, $41 million and $(110) million for the years ended December 31, 2017, 2016 and 2015, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to deferred tax assets or other comprehensive income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the three years ended December 31, 2017:

	Year Ended December 31,
(in millions)	2017	2016	2015
Gross deferred tax assets	$2,051	$2,730	$2,743
Valuation allowance	(435)	(416)	(383)
Net deferred tax assets	$1,616	$2,314	$2,360
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $125 million, $165 million and $222 million at December 31, 2017, 2016 and 2015, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries. During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 million reflecting the impact associated with the provisions of the Tax Act based on currently available information.
Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes, unrecognized tax benefits and the estimated impacts of the Tax Act.
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, acquired technology, and trade names from a market participant perspective, and estimates of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 4 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our goodwill balance was $3.9 billion at December 31, 2017. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and company specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts. Application of the annual goodwill impairment test requires judgment regarding the identification of reporting units. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested goodwill for

Xerox 2017 Annual Report 31

impairment at the entity level. Consistent with prior years, we elected to utilize a quantitative assessment of the recoverability of our goodwill balance.
In our quantitative test, we estimate the fair value of the entity by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider a number of factors that include, but are not limited to, expected future cash flows, growth rates and discount rates, and comparable multiples from publicly traded companies in our industry. In addition, these approaches require us to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses. When performing our discounted cash flow analysis, we incorporate the use of projected financial information and a discount rate that is developed using market participant-based assumptions. The cash flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, capital spending trends and investment in working capital to support anticipated revenue growth or other changes in the business and which are consistent with expected guidance for the Company. The selected discount rate considers the risk and nature of the entity's cash flows and an appropriate capital structure and rates of return that market participants would require to invest their capital.
We believe these assumptions are appropriate and reflect our current expectations as well as our forecasted long-term business model, giving appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The discount rate applied to our projected cash flows was approximately 8.0%, which we considered reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium. Although our estimate of the fair value of the entity was in excess of our market capitalization, we believe the difference is reasonable when a market-based control premium is taken into consideration. However, even in the case no market-based control premium was considered, no impairment would be indicated.
Our impairment assessment methodology includes the use of outside valuation experts and the inclusion of factors and assumptions related to third-party market participants. When performing our market approach, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to our entity. The selected multiples consider entity's relative growth, profitability, size and risk relative to the selected publicly traded companies.
After completing our annual impairment review in the fourth quarter of 2017, we concluded that goodwill was not impaired and we had an excess of fair value over carrying value of significantly more than 20%. Subsequent to our fourth quarter impairment test, we did not identify any indicators of potential impairment that required an update to the annual impairment test.
Refer to Note 11 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill.

Xerox 2017 Annual Report 32

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2017 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2017	2016	2015	2017	2016	2017	2016	2017	2016	2015
Equipment sales	$2,251	$2,419	$2,689	(6.9)%	(10.0)%	(7.2)%	(8.7)%	22%	22%	23%
Post sale revenue	8,014	8,352	8,776	(4.0)%	(4.8)%	(3.9)%	(2.9)%	78%	78%	77%
Total Revenue	$10,265	$10,771	$11,465	(4.7)%	(6.1)%	(4.7)%	(4.3)%	100%	100%	100%
Reconciliation to Consolidated Statements of Income (Loss):
Sales	$4,073	$4,319	$4,674	(5.7)%	(7.6)%	(5.7)%	(5.9)%
Less: Supplies, paper and other sales	(1,822)	(1,900)	(1,985)	(4.1)%	(4.3)%	(3.8)%	(2.1)%
Equipment sales(1)	$2,251	$2,419	$2,689	(6.9)%	(10.0)%	(7.2)%	(8.7)%

Services, maintenance and rentals	$5,898	$6,127	$6,445	(3.7)%	(4.9)%	(3.7)%	(3.1)%
Add: Supplies, paper and other sales	1,822	1,900	1,985	(4.1)%	(4.3)%	(3.8)%	(2.1)%
Add: Financing	294	325	346	(9.5)%	(6.1)%	(9.5)%	(4.6)%
Post sale revenue(1)	$8,014	$8,352	$8,776	(4.0)%	(4.8)%	(3.9)%	(2.9)%

North America	$6,122	$6,420	$6,701	(4.6)%	(4.2)%	(4.9)%	(4.2)%	60%	60%	58%
International	3,601	3,736	3,848	(3.6)%	(2.9)%	(3.1)%	(2.9)%	35%	34%	34%
Other	542	615	916	(11.9)%	(32.9)%	(11.9)%	(33.0)%	5%	6%	8%
Total Revenue(2)	$10,265	$10,771	$11,465	(4.7)%	(6.1)%	(4.7)%	(6.1)%	100%	100%	100%

Memo:
Managed Document Services(3)	$3,419	$3,441	$3,429	(0.6)%	0.3%	(0.4)%	2.6%	33%	32%	30%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)	Equipment sales revenue in 2016 and 2015 has been revised to reclassify certain Global Imaging Systems IT-related equipment sales to other sales, which are included in Post sale revenue.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding equipment revenue, Managed Document Services (MDS) was $2,962 million and $2,942 million for the years ended December 31, 2017 and December 31, 2016, respectively. The change represented an increase of 0.7% for the year ended December 31, 2017 including a 0.2-percentage point negative impact from currency.

Revenue
Total revenue decreased 4.7% for the year ended December 31, 2017 compared to the prior year with no impact from currency as adverse translation currency in the first half of the year was offset by a favorable impact in the second half.
Total revenue decreased 6.1% for the year ended December 31, 2016 with a 1.8-percentage point negative impact from currency. On a revenue-weighted basis, our major European currencies and the Canadian Dollar were approximately 3.2% weaker against the U.S. dollar, as compared to prior year. Revenues from these major foreign currencies comprise approximately 30% of our total consolidated revenues and were the primary driver of the currency impact on revenues in 2016. Total revenues included the following:
Post sale revenue 2017
Post sale revenue decreased 4.0% for the year ended December 31, 2017 compared to the prior year with a 0.1-percentage point negative impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the BPO business upon Separation. These revenues declined 3.7%, with no impact from currency. The decline at constant currency[1] reflected lower signings and install from prior periods and the continuing decline in page volumes. These declines were partially mitigated by $20 million of higher revenues associated with a licensing agreement as well as growth in MDS, developing markets and acquisitions within our Global Imaging business.

Xerox 2017 Annual Report 33

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 4.1%, with a 0.3-percentage point negative impact from currency. The decline was driven by lower network integration solutions sales from our Global Imaging business, reduced original equipment manufacturer (OEM) supplies and lower supplies demand (both in U.S. and European channels) consistent with declining equipment sales in prior periods. The decline was partly offset by higher supplies sales from our Global Imaging business and our developing markets.

•
Financing revenue is generated from financed equipment sale transactions. The 9.5% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods, with no impact from currency. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

Post sale revenue 2016
Post sale revenue decreased 4.8% for the year ended December 31, 2016 compared to the prior year with a 1.9-percentage point negative impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS) offerings that transferred to Xerox from the BPO business upon Separation. These revenues declined 4.9%, including a 1.8-percentage point negative impact from currency. The decline at constant currency[1] reflected lower equipment sales in prior periods resulting in ongoing page declines, partially offset by growth from our partner print services offerings.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues declined 4.3% with a 2.2-percentage point negative impact from currency. The decline at constant currency[1] was largely driven by lower supplies sales, as we experienced lower demand consistent with lower equipment sales in prior periods, and OEM supplies below prior year levels.

•
Financing revenue is generated from financed equipment sale transactions. The 6.1% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods and included a 1.5-percentage point negative impact from currency. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

Equipment sales revenue
Equipment revenue for the three years ended December 31, 2017 was as follows:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2017	2016	2015	2017	2016	2017	2016	2017	2016	2015
Entry	$366	$388	$444	(5.7)%	(12.6)%	(5.8)%	(11.0)%	16%	16%	16%
Mid-range	1,403	1,525	1,685	(8.0)%	(9.5)%	(8.1)%	(8.5)%	63%	63%	63%
High-end	457	483	538	(5.4)%	(10.2)%	(5.8)%	(8.2)%	20%	20%	20%
Other	25	23	22	NM	NM	NM	NM	1%	1%	1%
Equipment sales(1)	$2,251	$2,419	$2,689	(6.9)%	(10.0)%	(7.2)%	(8.7)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)	Equipment sales revenue in 2016 and 2015 has been revised to reclassify certain Global Imaging Systems IT-related equipment sales to other sales, which are included in Post sale revenue.
Equipment sales revenue 2017
Equipment sales revenue decreased 6.9% for the year ended December 31, 2017 compared to the prior year, including a 0.3-percentage point positive impact from currency. Revenue declined across all product groups and was impacted by price declines of approximately 5% (which were in line with our historic declines). Although equipment sales revenue improved in the fourth quarter, reflecting the higher install activity associated with new products as well as net benefits from the planned expansion of our U.S. channels, equipment sales revenue for the full year was lower. The decrease was primarily driven by declines in mid-range sales reflecting in part, the mid-year transition to our new product portfolio and was further impacted by the longer sales cycles in certain areas of the business, as well as lower revenue from color devices and black-and-white systems reflecting market trends. These declines were offset by higher revenues from our developing markets. The decline in high-end sales primarily reflected lower revenues from our black-and-white systems, consistent with market trends, along with the impact of

Xerox 2017 Annual Report 34

higher sales of iGen and Color Press in the prior year associated with the drupa trade show; these declines were only partially mitigated by higher sales of our continuous feed inkjet color systems and the recently launched Versant products. High-end color sales also included lower digital front-end (DFE) sales to Fuji Xerox. The decline in entry sales reflected lower OEM activity and an unfavorable mix caused by higher install activity from lower-end and monochrome devices in our developing markets as well as the timing of our new ConnectKey products.
Equipment sales revenue 2016
Equipment sales revenue decreased 10.0% for the year ended December 31, 2016 compared to the prior year, including a 1.3-percentage point negative impact from currency. Revenue decline was impacted by price declines of approximately 5% (which were in line with our historic impact). The decline was driven primarily by lower entry and mid-range sales, which partially reflected timing of product launches. The decline was also due to lower OEM sales, lower sales in the developing markets, lower revenues from our high-end products, reflecting unfavorable mix and lower sales to Fuji Xerox.
_____________
(1) - See "Non-GAAP Financial Measures" for an explanation of this non-GAAP financial measure.
Revenue Metrics
Total Installs
Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging Systems. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs for the year ended December 31, 2017 were:
Entry(1)

•	24% increase in color multifunction devices, reflecting demand for recently launched products as well as the migration from printers to multifunction devices, consistent with market trends.

•	18% increase in black-and-white multifunction devices, driven largely by higher activity for low-end printers in developing markets.
Mid-Range(2)

•
Mid-range color installs were flat, reflecting demand for recently launched products including strong activity in developing markets and U.S. Channels, offset by longer large account sales cycles that were affected by the timing of our product roll out.

•	12% decrease in mid-range black-and-white, reflecting overall market decline as well as the impact of transitioning to the new product portfolio, partly offset by growth in developing markets.
High-End(2)

•
8% decrease in high-end color systems, as growth from continuous feed color and the recently launched Versant products was more than offset by higher iGen and Color Press installs in the prior year, following the drupa trade show.

•	25% decrease in high-end black-and-white systems reflects overall market decline and trends.
Installs for the year ended December 31, 2016 were:
Entry(1)

•	1% decrease in color multifunction devices due to weakness in Europe that was only partly mitigated by higher installs in other territories.

•	12% decrease in black-and-white multifunction devices reflecting overall market declines as well as a lower level of large deals in the developing markets.
Mid-Range(2)

•	3% increase in mid-range color installs, reflecting growth in U.S. and developing markets, partly offset by weakness in Europe.

•	16% decrease in mid-range black-and-white consistent with market declines, reflecting a transition to color devices and fewer large account sales.
High-End(2)

•	16% increase in high-end color systems due to favorable impact from the drupa printing trade show and significant growth in Versant 80 and 180 color presses.

•	13% decrease in high-end black-and-white systems, consistent with overall market decline.
Note: Descriptions of “Entry”, “Mid-Range” and “High-End” are defined below in the Geographic Sales Channels and Product and Offerings Definitions discussion.

Xerox 2017 Annual Report 35

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our reported signings mostly represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging Systems channel.
Total Contract Value (TCV) is the estimated contractual revenue related to signed contracts; our signings expressed in TCV were as follows:

	Year Ended December 31,			% Change		CC % Change
(in millions)	2017	2016	2015	2017	2016	2017	2016
Signings	$2,714	$2,734	$3,081	(0.7)%	(11.3)%	1.0%	(4.7)%
_____________
CC - See "Currency Impact" section for description of Constant Currency.
Signings for the year ended December 31, 2017 decreased 0.7% compared to the prior year, with a 1.7-percentage point unfavorable impact from currency primarily reflecting a lower contribution from new business, partially offset by higher contributions from renewals. Signings for the year ended December 31, 2016 decreased 11.3% compared to the prior year, with a 6.6-percentage point unfavorable impact from currency primarily reflecting a lower contribution from new business, partially offset by higher contributions from renewals.
New business signings declined 12.6% for the year ended December 31, 2017, with a 2.0-percentage point unfavorable impact from currency. The full year performance reflects ongoing competitive pressure in the market, as well as the timing of new products amplified by the longer sales cycles in this area of the business.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. The contract renewal rate for the year ended December 31, 2017 was 84%, compared to the renewal rate of 82% for the year ended December 31, 2016.
Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services:

•	North America, which includes our sales channels in the U.S. and Canada.

•	International, which includes our sales channels in Europe, Eurasia, Latin America, Middle East, Africa and India.

•	Other, primarily includes our OEM business, as well as sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:

•	“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.

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

___________

(1)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices decreased 2% and increased 34% for the years ended December 31, 2017 and 2016, respectively. Entry black-and-white multifunction devices increased 10% and 6% for the years ended December 31, 2017 and 2016, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices were flat for the year ended December 31, 2017 and increased 3% for the year ended December 31, 2016, respectively, while High-end color systems decreased 14% and 4% for the years ended December 31, 2017 and 2016, respectively.

Xerox 2017 Annual Report 36

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
	Reported					Adjusted(1)
(in millions)	2017	2016	2015	2017 B/(W)	2016 B/(W)	2017	2016	2015	2017 B/(W)	2016 B/(W)
Gross Profit	$4,061	$4,261	$4,582	$(200)	$(321)	$4,136	$4,310	$4,625	$(174)	$(315)
RD&E	446	476	511	30	35	421	451	492	30	41
SAG	2,631	2,695	2,865	64	170	2,524	2,638	2,811	114	173

Equipment Gross Margin	28.8%	30.9%	28.9%	(2.1) pts.	2.0 pts.	N/A	N/A	N/A	N/A	N/A
Post sale Gross Margin	42.6%	42.1%	43.3%	0.5 pts.	(1.2) pts.	43.5%	42.6%	43.8%	0.9 pts.	(1.2) pts.
Total Gross Margin	39.6%	39.6%	40.0%	—	(0.4) pts.	40.3%	40.0%	40.3%	0.3 pts.	(0.3) pts.
RD&E as a % of Revenue	4.3%	4.4%	4.5%	0.1 pts	0.1 pts	4.1%	4.2%	4.3%	0.1 pts.	0.1 pts.
SAG as a % of Revenue	25.6%	25.0%	25.0%	(0.6) pts.	—	24.6%	24.5%	24.5%	(0.1) pts.	—

Pre-tax Income	$570	$568	$924	$2	$(356)	N/A	N/A	N/A	N/A	N/A
Pre-tax Income Margin	5.6%	5.3%	8.1%	0.3 pts.	(2.8) pts.	N/A	N/A	N/A	N/A	N/A
Adjusted(1) Operating Profit	N/A	N/A	N/A	N/A	N/A	$1,316	$1,351	$1,435	$(35)	$(84)
Adjusted(1) Operating Margin	N/A	N/A	N/A	N/A	N/A	12.8%	12.5%	12.5%	0.3 pts.	—

Memo:
Non-service retirement-related costs	$198	$131	$116	$(67)	$(15)	N/A	N/A	N/A	N/A	N/A
_____________
(1) Refer to Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section. In 2016, we began to include Equity in net income of unconsolidated affiliates in the calculation of adjusted operating income and margin. Prior periods have been restated accordingly to conform to current year presentation.
Pre-tax Income Margin
Pre-tax income margin for the year ended December 31, 2017 of 5.6% increased 0.3-percentage points compared to 2016. This increase was primarily driven by cost productivity and savings from strategic transformation, lower restructuring and related costs and lower Other expenses, net, largely reflecting lower interest expense. These improvements more than offset the pace of revenue declines, higher non-service retirement-related costs and adverse transaction currency of 0.7-percentage points.
Pre-tax income margin for the year ended December 31, 2016 of 5.3% decreased 2.8-percentage points compared to 2015. This decrease was primarily driven by higher restructuring and related costs and non-service retirement-related costs due to a $22 million curtailment gain recorded in 2015 as well as overall lower revenue. In addition, the decrease also reflects adverse transaction currency of 0.5-percentage points, as well as higher compensation expense resulting from a favorable prior-year compensation benefit adjustments, which more than offset benefits from the strategic transformation cost saving and productivity initiatives.
Pre-tax income margin includes the Amortization of intangible assets, Restructuring and related costs and Other expenses, net, all of which are separately discussed in subsequent sections. Pre-tax income margin also includes non-service retirement-related costs and other discrete items. Adjusted1 Operating margin, discussed below, excludes all of these items and includes Equity in net income of unconsolidated affiliates before restructuring.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2017 of 12.8% increased 0.3-percentage points compared to 2016, reflecting productivity and savings from strategic transformation as well as higher licensing revenue, which more than offset the pace of revenue declines and the impact of revenue generating and SAG investments along with adverse transaction currency of 0.8-percentage points. Adjusted1 operating margin was also unfavorably impacted by higher compensation and benefit expense as well as lower equity income from our Fuji Xerox joint venture.

Xerox 2017 Annual Report 37

Adjusted1 operating margin for the year ended December 31, 2016 of 12.5% was flat compared to 2015. Benefits from strategic transformation cost saving and productivity initiatives and higher equity income from our Fuji Xerox joint venture were offset by higher compensation expense as a result of a favorable prior-year compensation benefit adjustment, negative transaction currency of 0.6-percentage points and an overall decline in total company revenue.
 _____________

(1)	Refer to Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Total gross margin for the year ended December 31, 2017 of 39.6% was flat compared to 2016. On an adjusted1 basis, gross margin of 40.3% increased by 0.3-percentage points compared to 2016. The increase reflects cost productivity and savings from strategic transformation, as well as improvement in the rate of revenue decline that more than offset adverse transaction currency of 0.7-percentage points. The 0.3-percentage point decrease from adjusted1 to reported gross margin is due to higher non-service retirement-related costs in 2017 as compared to 2016.
Total gross margin for year ended December 31, 2016 of 39.6% decreased 0.4-percentage points compared to 2015. On an adjusted1 basis, gross margin of 40.0% decreased by 0.3-percentage points compared to 2015 as price declines and unfavorable currency were only partially offset by the benefits from cost savings and productivity improvements from strategic transformation that increased during the second half of the year. The 0.1-percentage point differential in the decrease from adjusted1 to reported gross margin is due to higher non-service retirement-related costs primarily due to a $22 million curtailment gain recorded in 2015.
Equipment gross margin for the year ended December 31, 2017 of 28.8% decreased 2.1-percentage points compared to 2016, as product cost productivity was more than offset by adverse transaction currency and price declines.
Equipment gross margin for the year ended December 31, 2016 of 30.9% increased 2.0-percentage points compared to 2015, as product cost productivity improvements and positive mix more than offset price declines and adverse transaction currency.
Post sale gross margin for the year ended December 31, 2017 of 42.6% increased 0.5-percentage points compared to 2016. On an adjusted1 basis, post sale gross margin of 43.5% increased 0.9-percentage points compared to 2016. The improvement in both measures reflect cost savings and productivity improvements from strategic transformation and higher licensing revenue, which more than offset the pace of revenue declines. The 0.4-percentage point decrease from adjusted1 to reported post sale gross margin is due to higher non-service retirement-related costs in 2017 as compared to 2016.
Post sale gross margin for the year ended December 31, 2016 of 42.1% decreased 1.2-percentage points compared to 2015. On an adjusted1 basis, post sales gross margin of 42.6% decreased 1.2-percentage points compared to 2015, reflecting restructuring savings, that were more than offset by adverse transaction currency and revenue declines.
 _____________

(1)	Refer to the Key Financial Ratios reconciliation table in the "Non-GAAP Financial Measures" section.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2017	2016	2015	2017	2016
R&D	$356	$381	$385	$(25)	$(4)
Sustaining engineering	90	95	126	(5)	(31)
Total RD&E Expenses	$446	$476	$511	$(30)	$(35)
R&D Investment by Fuji Xerox(1)	$536	$628	$569	$(92)	$59
_____________

(1)	Fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.
RD&E as a percent of revenue for the year ended December 31, 2017 of 4.3% improved 0.1-percentage points compared to 2016. On an adjusted1 basis, RD&E was 4.1% of revenue and improved 0.1-percentage points compared to 2016, as the decrease in RD&E expense outpaced the rate of revenue decline.

Xerox 2017 Annual Report 38

RD&E of $446 million for the year ended December 31, 2017, decreased $30 million from 2016. On an adjusted1 basis, RD&E of $421 million decreased by $30 million due to savings from strategic transformation including restructuring savings and lower expenses as a result of the transfer of resources to Electronics for Imaging (EFI), a third party high-end print server supplier, and the sale of our Xerox Research Centre Europe in Grenoble, France, which was mainly dedicated to supporting the discontinued BPO business. We coordinate our R&D investments with Fuji Xerox.
RD&E as a percent of revenue for the year ended December 31, 2016 of 4.4% improved 0.1-percentage points. On an adjusted1 basis, RD&E was 4.2% of revenue and improved 0.1-percentage points. RD&E of $476 million for the year ended December 31, 2016 was $35 million lower than 2015. Both improvements were driven by cost productivity and restructuring savings.
Selling, Administrative and General Expenses (SAG)
SAG as a percent of revenue of 25.6% increased 0.6-percentage points for the year ended December 31, 2017 as compared to the prior year ended December 31, 2016 primarily as a result of higher non-service retirement-related benefit costs. On an adjusted1 basis, SAG as a percentage of revenue of 24.6% increased 0.1-percentage points, reflecting the impact of lower revenues that were partly mitigated by productivity and cost savings from strategic transformation, including restructuring savings.
SAG expenses of $2,631 million for the year ended December 31, 2017 were $64 million lower than the prior year period. On an adjusted1 basis, SAG of $2,524 million decreased $114 million, including an approximate $9 million favorable impact from currency. The reduction in both measures primarily reflected costs savings, including savings from restructuring, as well as a decrease in selling expenses related to lower incentives and marketing expenses consistent with lower revenues. These savings were partly offset by higher compensation and benefit expenses, as well as expenses from our Global Imaging acquisitions. Bad debt expense for the year ended December 31, 2017 was $33 million and was $4 million lower than the year ended December 31, 2016 and remained at less than one percent of receivables.
SAG as a percent of revenue of 25.0% for the year ended December 31, 2016 was flat as compared to the prior year ended December 31, 2015. On an adjusted1 basis, SAG as a percentage of revenue was 24.5% and was also flat as compared to 2015. Higher compensation expense as well as the decline in total company revenue were offset by benefits from strategic transformation cost saving and productivity initiatives, which include restructuring savings.
SAG expenses of $2,695 million for the year ended December 31, 2016 were $170 million lower than the prior year period. On an adjusted1 basis, SAG of $2,638 million decreased $173 million, including an approximate $58 million favorable impact from currency; the reduction primarily reflected a decrease in selling expenses driven by productivity savings, as well as a decrease in general and administrative expenses driven by productivity savings, that offset higher compensation expense. Bad debt expense for the year ended December 31, 2016 was $37 million and was $12 million lower than the year ended December 31, 2015 and remained at less than one percent of receivables.
_____________
(1) - See "Non-GAAP Financial Measures" for an explanation of the non-GAAP financial measure.
Non-Service Retirement-Related Costs
Non-service retirement-related costs of $198 million in 2017 increased $67 million as compared to the prior year, primarily due to losses from U.S. pension settlements of $133 million, a $68 million increase compared to the prior year. The higher level of settlements was primarily due to an expected increase in interest rates. Non-service retirement-related costs of $131 million in 2016 increased $15 million compared to the prior year primarily due to a one-time curtailment gain of $22 million in 2015.

Xerox 2017 Annual Report 39

Restructuring and Related Costs
Restructuring and related costs of $220 million include restructuring and asset impairment charges of $201 million and $19 million of additional costs, primarily related to professional support services associated with the implementation of the Strategic Transformation program.
During the year ended December 31, 2017, we recorded net restructuring and asset impairment charges of $201 million. These charges included the following:

•
$225 million of severance costs related to headcount reductions of approximately 2,600 employees globally. The actions impacted multiple functional areas, with approximately 30% of the costs focused on gross margin improvements and 70% on SAG improvements.

•	$4 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$7 million of asset impairment losses related to the closure of a manufacturing site in Latin America.
The above charges were partially offset by $35 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives, as well as a $5 million favorable adjustment on the early termination of the lease for our corporate airplane.
We expect 2018 pre-tax savings of approximately $110 million from our 2017 restructuring actions, with the amount partially mitigated by timing our 2017 actions in the earlier part of the year, which enabled us to realize a portion of the savings in 2017.
During the year ended December 31, 2016, we recorded restructuring and related costs of $264 million, which included restructuring and asset impairment charges of $230 million and $34 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
The net restructuring and asset impairment charges of $230 million included the following:

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
Restructuring Summary
The restructuring reserve balance as of December 31, 2017 for all programs was $109 million, of which approximately $106 million is expected to be spent over the next twelve months. During 2018, we expect to incur additional restructuring charges of approximately $200 million for actions and initiatives that have not yet been finalized. Approximately $40 million of the full year charges are expected to be recognized in the first quarter of the year.
Refer to Note 12 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2017 of $53 million was $5 million lower than 2016. Amortization of intangible assets for the year ended December 31, 2016 of $58 million was $2 million lower than 2015. The decrease in both 2017 and 2016 amortization expense reflected a lower level of acquisitions in prior years.
Refer to Note 11 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 35,300 as of December 31, 2017 and decreased by approximately 2,300 from December 31, 2016. The reduction was primarily due to the impact of restructuring and productivity-related reductions, partially offset by an increase of approximately 370 from acquisitions.

Xerox 2017 Annual Report 40

Other Expenses, Net

	Year Ended December 31,
(in millions)	2017	2016	2015
Non-financing interest expense	$119	$181	$216
Interest income	(8)	(5)	(6)
Net Gain on sales of businesses and assets	(15)	(22)	(44)
Currency losses, net	4	13	2
Loss on sales of accounts receivables	10	16	13
Loss on early extinguishment of debt	20	—	—
All other expenses, net	11	17	14
Other Expenses, Net	$141	$200	$195
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2017 of $119 million was $62 million lower than 2016. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense declined by $57 million from the prior year. The decrease is primarily due to a lower debt balance reflecting the repayment of approximately $1.8 billion of debt in 2017 and $1.0 billion in 2016. These decreases were partially offset by the issuance of approximately $1.0 billion of new debt in 2017, of which $500 million of the proceeds were used for a voluntary contribution to our U.S. defined benefit pension plans.
Non-financing interest expense for the year ended December 31, 2016 of $181 million was $35 million lower than 2015. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense declined by $37 million from the prior year. The decline is primarily due to a lower average cost of debt as well as the reclassification of $18 million of interest expense to discontinued operations associated with the $1.0 billion Term Loan Facility that was required to be repaid upon completion of the Separation. Proceeds from the Term Loan Facility had been used to pay off maturing debt in 2016 of approximately $1.0 billion.
Refer to Note 5 - Divestitures in the Consolidated Financial Statements for additional information on separation-related debt. Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity as well as information regarding the allocation of interest expense.
Net gain on sales of businesses and assets
The 2017 net gain on sales of businesses and assets of $15 million declined $7 million from 2016 and include a gain of $13 million from the sale of a research facility in Grenoble, France.
The 2016 net gain on sales of businesses and assets of $22 million declined $22 million from 2015 and included gains on the sale of surplus technology assets of $17 million.
The 2015 net gain on sales of businesses and assets of $44 million reflected a gain of approximately $25 million on the sale of surplus real estate in Latin America and gains of approximately $20 million for surplus technology assets.
Currency losses, net
Currency losses and gains primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities. The increase in 2016 currency losses, net, was largely due to the significant movement in exchange rates during 2016.
Loss on sales of accounts receivable
Represents the loss incurred on our sales of accounts receivable. Refer to Sales of Accounts Receivables section below and Note 6 - Accounts Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of receivables.
Loss on early extinguishment of debt
During 2017, we recorded a $7 million net loss associated with the repayment of $475 million in Senior Notes in fourth quarter 2017, as well as a $13 million loss associated with the tender and exchange of certain Senior Notes in first quarter 2017. Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information.

Xerox 2017 Annual Report 41

Income Taxes
The 2017 effective tax rate was 84.4% and includes our current estimated impact of $400 million related to the 2017 Tax Act which is discussed below. On an adjusted1 basis, the 2017 effective tax rate was 25.0%. This rate was lower than the U.S. statutory tax rate primarily due to foreign tax credits, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: restructuring and related costs, amortization of intangible assets, non-service retirement related costs and other discrete items including the impact of the Tax Act.
The 2016 effective tax rate was 10.9% and on an adjusted1 basis, the 2016 effective tax rate was 20.9%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement related costs. The increase from reported to adjusted was much higher in 2016 as compared to 2015 due to a higher level of these charges.
The 2015 effective tax rate was 20.9% and on an adjusted1 basis, the 2015 effective tax rate was 24.0%. Both rates were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the retroactive impact of the Protecting Americans from Tax Hikes Act as well as the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: restructuring and related costs, amortization of intangible assets and non-service retirement related costs.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate for 2017 includes a benefit of 15.2-percentage points from these non-U.S. operations. The decrease in the percentage point benefit, as compared to the prior period benefit of approximately 22.6%, is primarily due to the decrease in foreign tax credit benefits. Refer to Note 18 - Income and Other Taxes, in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, restructuring and related costs, non-service retirement-related costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 24% to 27% for full year 2018.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.
Tax Cuts and Jobs Act (the “Tax Act”)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries.
During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 million reflecting the impact associated with the provisions of the Tax Act based on currently available information. Approximately $165 million of the charge is related to the deemed repatriation tax, $135 million from the re-measurement of U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate and the remainder associated with other tax liabilities resulting from anticipated distributions of our net accumulated foreign earnings and profits. As a consequence of the Tax Act, we now anticipate the distribution of these foreign earnings and no longer consider them indefinitely reinvested. Additionally, we expect to utilize our existing foreign tax credit carryforward to settle the estimated deemed repatriation tax.
Our estimated charge incorporates assumptions made based on our current interpretation of the Tax Act as well as currently available information and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact this estimated charge.
Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the estimated impacts of Tax Act.

Xerox 2017 Annual Report 42

Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2017	2016	2015
Total equity in net income of unconsolidated affiliates	$115	$127	$109
Fuji Xerox after-tax restructuring and other costs included in equity income	10	3	4
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $12 million in 2017 primarily reflects lower Fuji Xerox net income including approximately $6 million of costs related to audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices. The increase in equity income of $18 million in 2016 primarily reflects higher Fuji Xerox net income in 2016.
Fuji Xerox is undertaking a restructuring initiative that is targeted to generate approximately $450 million of cost savings on an annualized basis. The details and timing of this initiative as well as the related costs are expected to be further developed during 2018.
We have revised Equity in net income of unconsolidated affiliates for all applicable prior periods presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Consolidated Financial Statements, for additional information on this revision. Refer to Note 10 - Investment in Affiliates, at Equity, in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.
Net Income from Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2017 was $192 million, or $0.70 per diluted share and includes an estimated non-cash charge of $400 million or $1.55 per diluted share impact for the provisions associated with the Tax Act. Refer to the Tax Cuts and Jobs Act (the “Tax Act”) section above, as well as Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information.
On an adjusted1 basis, net income from continuing operations attributable to Xerox was $915 million, or $3.48 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs as well as other discrete, unusual or infrequent items, including the impact from the Tax Act.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2016 was $622 million, or $2.33 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $927 million, or $3.53 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2015 was $822 million, or $2.97 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $952 million, or $3.45 per diluted share, and reflects adjustments for the amortization of intangible assets, restructuring and related costs, and non-service retirement-related costs.
Refer to our Non-GAAP Financial Measures section for additional information on adjustments to net income and the calculation of adjusted EPS.
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
Refer to Note 5 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.

Xerox 2017 Annual Report 43

Other Comprehensive Income (Loss)
The historical Consolidated Statements of Comprehensive Income (Loss) for 2016 and 2015 have not been revised to reflect the Separation. Accordingly, all reported amounts reflect movements in Accumulated Other Comprehensive Loss for both Continuing Operations and Discontinued Operations. Refer to Note 5 - Divestitures for additional information regarding the Separation.
Other comprehensive income attributable to Xerox was $589 million in 2017 as compared to a loss of $233 million in 2016. The increase of $822 million was primarily due to the $830 million increase in gains from the translation of our foreign currency denominated net assets. Translation gains in 2017 reflect the strengthening of the Euro, Pound Sterling and Canadian Dollar as compared to the U.S. Dollar, partially offset by the weakening of the Brazilian Real.
Other comprehensive loss attributable to Xerox was $233 million in 2016 as compared to a loss of $474 million in 2015. The reduction of $241 million was primarily due to the $304 million reduction in losses from the translation of our foreign currency denominated net assets. Both 2016 and 2015 translation losses reflect the weakening of the Euro and Pound Sterling as compared to the U.S. Dollar, however the losses in 2016 were partially offset by the strengthening of the Canadian Dollar, Japanese Yen and Brazilian Real. Partially offsetting the reduction in translation losses were unrealized losses of $15 million in 2016 compared to gains of $23 million in 2015 reflecting activity associated with our foreign currency derivatives and a reduction in defined benefit plan gains of $27 million in 2016 as compared to 2015.
Refer to Note 15 - Financial Instruments for additional information regarding our foreign currency derivatives and associated unrealized gains and losses as well as our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 17 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding changes in our defined benefit plans.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2017 and 2016, total cash and cash equivalents were $1,293 million and $2,223 million, respectively. At December 31, 2017 and 2016 there were no borrowings or letters of credit under our $1.8 billion Credit Facility or under our Commercial Paper Program. The company did not borrow under its Credit Facility or utilize its Commercial Paper program during 2017. The total cash and cash equivalent balance at December 31, 2016 included $1.0 billion of cash that was used for the repayment of maturing Senior Notes in the first quarter 2017.

•
We have consistently delivered positive cash flows from operations driven by our post-sale based revenue model and cost productivity initiatives. Operating cash flows from continuing operations were $122 million, $1,018 million and $1,078 million for the three years ended December 31, 2017, respectively. Operating cash flows from continuing operations in 2017 reflect the impact of certain one-time actions to improve our capital structure and simplify certain processes including $500 million of additional voluntary contributions to our U.S. tax-qualified defined benefit plans as well as the impact of approximately $350 million from the termination of certain accounts receivable sales programs. The $500 million pension contribution was funded by proceeds from the issuance of $1.0 billion of Senior Notes in the third quarter 2017.

•
The additional pension contributions in 2017 were the primary driver of the reduction in our net unfunded pension obligation from $2.2 billion at December 31, 2016 to $1.4 billion at December 31, 2017. We expect to manage the funding of our remaining net unfunded pension obligation of $1.4 billion over a five to seven year timeframe with expected contributions of approximately $200 million per year.

•
We expect operating cash flows from continuing operations to be between $900 and $1,100 million in 2018, reflecting pension contributions in line with historical levels and continued improvements in working capital.

Xerox 2017 Annual Report 44

Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2017, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2017	2016	2015	2017	2016
Net cash provided by operating activities of continuing operations	$122	$1,018	$1,078	$(896)	$(60)
Net cash (used in) provided by operating activities of discontinued operations	(88)	77	533	(165)	(456)
Net cash provided by operating activities	34	1,095	1,611	(1,061)	(516)

Net cash used in investing activities of continuing operations	(31)	(146)	(43)	115	(103)
Net cash (used in) provided by investing activities of discontinued operations	—	(251)	551	251	(802)
Net cash (used in) provided by investing activities	(31)	(397)	508	366	(905)

Net cash (used in) provided by financing activities	(985)	584	(2,074)	(1,569)	2,658

Effect of exchange rate changes on cash and cash equivalents	52	(30)	(77)	82	47
(Increase) decrease in cash of discontinued operations	—	(257)	8	257	(265)
(Decrease) increase in cash and cash equivalents	(930)	995	(24)	(1,925)	1,019
Cash and cash equivalents at beginning of year	2,223	1,228	1,252	995	(24)
Cash and Cash Equivalents at End of Year	$1,293	$2,223	$1,228	$(930)	$995
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $122 million for the year ended December 31, 2017. The $896 million decrease in operating cash from 2016 was primarily due to the following:

•	$658 million decrease primarily from voluntary contributions of $635 million to domestic tax-qualified defined benefit plans in 2017.

•	$411 million decrease from accounts receivable primarily as a result of the termination of all accounts receivable sales arrangements in North America and all but one arrangement in Europe.

•	$181 million decrease primarily related to the prior year settlements of foreign currency derivative contracts.

•	$106 million decrease from higher restructuring payments.

•	$76 million decrease from higher inventory levels primarily due to a lower volume of equipment and supplies sales and the impact of new product launches.

•	$202 million increase from the change in accounts payable and accrued compensation primarily related to the year-over-year timing of supplier and vendor payments.

•	$182 million increase due to higher net tax payments in prior year partially attributable to our tax sharing arrangement with Conduent.

•	$51 million increase due to lower placements of equipment on operating leases reflecting decreased installs.

•	$43 million increase in dividends received from equity investments other than Fuji Xerox representing the accumulation of earnings over multiple years.

•	$33 million increase from finance receivables primarily related to a higher level of run-off due to lower originations.
The $635 million of voluntary contributions to our domestic tax-qualified defined benefit plans included an incremental $500 million that was funded through a Senior Note offering in third quarter 2017. See Cash Flows from Financing Activities below as well as Note 14 - Debt in the Consolidated Financial Statements for additional information regarding the issuance of the Senior Notes. The additional pension funding will significantly reduce mandatory cash contributions to U.S. plans in future years beginning 2018 and was incremental to the $350 million of global pension contributions originally planned in 2017.
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

•	$331 million decrease from higher net tax payments partially attributable to our tax sharing arrangement with Conduent.

Xerox 2017 Annual Report 45

•	$119 million decrease in accounts payable and accrued compensation primarily related to the timing of payments partially offset by higher compensation accruals.

•	$66 million decrease from higher restructuring and related payments.

•	$36 million decrease from accounts receivable primarily due to the timing of collections and a lower impact from the sales of receivables.

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
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $31 million for the year ended December 31, 2017 as compared to a $146 million use of cash in the prior year. The change was primarily due to the following:

•	$127 million increase due to the receipt of the final payment on the performance-based instrument associated with our 1997 sale of The Resolution Group (TRG), included in Other investing, net.

•	$33 million due to lower capital expenditures (including internal use software).

•	$20 million increase due to proceeds from the sale of the Xerox Research Centre in Grenoble, France in 2017.

•	$57 million decrease due to a higher level of acquisitions.

•	$22 million decrease from lower proceeds from the sale of assets. Prior year included proceeds from the sale of surplus technology assets.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $985 million for the year ended December 31, 2017. The $1,569 million decrease in cash from 2016 was primarily due to the following:

•
$1,747 million decrease from net debt activity. 2017 reflects proceeds of $1.0 billion on new Senior Notes offset by payments of $1,475 million on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes, and other payments and transaction costs of $24 million. 2016 reflects net proceeds of $1.9 billion from debt incurred by Conduent in connection with the Separation partially offset by payments of $700 million on Senior Notes and $250 million on Notes.

•	$14 million decrease due to the absence of a stock-based award vesting in 2016 and the related tax impact.

•	$161 million increase reflecting the final cash adjustment with Conduent, included in Other financing, net.

•	$40 million increase due to lower common stock dividends of $33 million and preferred stock dividends of $7 million.
Net cash provided by financing activities was $584 million for the year ended December 31, 2016. The $2,658 million increase in cash from 2015 was primarily due to the following:

•	$1,302 million increase due to the absence of share repurchases in 2016.

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

•	$45 million increase due to lower distributions to noncontrolling interests.

•	$31 million increase due the absence of a stock-based award vesting in 2016 and the related tax impact.

•	$10 million decrease due to lower proceeds from the issuance of common stock under our incentive stock plans.

Xerox 2017 Annual Report 46

Debt and Customer Financing Activities
We provide lease equipment financing to our customers. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in total finance assets, net. We primarily fund our customer financing activity through cash generated from operations, cash on hand, commercial paper borrowings, sales and securitizations of finance receivables and proceeds from capital markets offerings.
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
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2017	2016
Total Finance receivables, net(1)	$3,752	$3,744
Equipment on operating leases, net	454	475
Total Finance Assets, Net (2)	$4,206	$4,219
____________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2016 includes an increase of $198 million due to currency.
We maintain a certain level of debt, referred to as financing debt, to support our investment in these lease contracts or total finance assets, net. We maintain this financing debt at an assumed 7:1 leverage ratio of debt to equity as compared to our total finance assets, net for this financing aspect of our business. Based on this leverage, the following represents the allocation of our total debt at December 31, 2017 and 2016 between financing debt and core debt:

	December 31,
(in millions)	2017	2016
Finance receivables debt(1)	$3,283	$3,276
Equipment on operating leases debt	397	416
Financing debt	3,680	3,692
Core debt	1,837	2,624
Total Debt	$5,517	$6,316
_____________

(1)	Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of Income (Loss).
In 2018, we expect to continue leveraging our finance assets at an assumed 7:1 ratio of debt to equity. The following summarizes our total debt at December 31, 2017 and 2016:

	December 31,
(in millions)	2017	2016
Principal debt balance(1)	$5,579	$6,349
Net unamortized discount	(35)	(43)
Debt issuance costs	(32)	(21)
Fair value adjustments(2)
- terminated swaps	4	27
- current swaps	1	4
Total Debt	$5,517	$6,316
_____________

(1)	Includes Notes Payable of $6 million and $4 million as of December 31, 2017 and December 31, 2016, respectively.

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

Xerox 2017 Annual Report 47

Capital Market Activity
Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information.
Refer to Note 5 - Divestitures in the Consolidated Financial Statements for additional information regarding capital activity associated with the Separation and Distribution of Conduent.
Financial Instruments
Refer to Note 15 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. Prior to fourth quarter 2017, we had facilities in the U.S., Canada and several countries in Europe that enabled us to sell certain accounts receivable, without recourse, to third-parties. The accounts receivable sold were generally short-term trade receivables with payment due dates of less than 60 days. In connection with the efforts of our Strategic Transformation program to reduce costs and simplify our business processes, during the fourth quarter 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe, which resulted in a one-time reduction of our operating cash flows. The remaining accounts receivable sales facility in Europe enables us to sell receivables associated with our distributor network on an ongoing basis without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
The net impact from the sales of accounts receivable on operating cash flows is summarized below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Estimated (decrease) increase to operating cash flows(1)(2)	$(341)	$30	$62
_____________

(1)
Represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

(2)
Reflects an estimated decrease of approximately $350 million associated with the termination of certain accounts receivable sale programs and the lack of new sales of receivables in the fourth quarter 2017.

Refer to Note 6 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Sales of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There have been no transfers or sales of finance receivables since 2013. We continued to service the sold receivables and record servicing fee income over the expected life of the associated receivables. During 2017, we exercised the various clean-up calls we, as the servicer, held on the sold receivables and accordingly repurchased the remaining balances of the previously derecognized receivables and terminated the programs. The amounts repurchased were not material.
The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Year Ended December 31,
(in millions)	2017	2016	2015
Impact from prior sales of finance receivables(1)	$(81)	$(186)	$(342)
Collections on beneficial interests	26	30	56
Estimated Decrease to Operating Cash Flows	$(55)	$(156)	$(286)
_____________

(1)	Represents cash that would have been collected if we had not sold finance receivables.
Refer to Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our finance receivables sale arrangements.

Xerox 2017 Annual Report 48

Share Repurchase Programs - Treasury Stock
No shares were repurchased during 2017 or 2016, nor were any shares repurchased through January 31, 2018. During 2015, we repurchased 28.8 million shares of our common stock for an aggregate cost of $1.3 billion, including fees.
Refer to Note 21 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase programs.
Dividends
The Board of Directors declared aggregate dividends of $259 million, $317 million and $299 million on common stock in 2017, 2016 and 2015, respectively. The decrease in 2017 as compared to prior years is primarily due to the decrease in 2017 of the quarterly dividend to 25 cents per share from 31 cents per share in conjunction with the separation.
The Board of Directors declared aggregate dividends of $14 million for the year ended December 31, 2017 on the Series B Convertible Preferred Stock and $24 million for the years ended December 31, 2016 and 2015 on the Series A Convertible Preferred Stock.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows (in millions):

Year	Amount(2)
2018 - Q1(1)	$8
2018 - Q2	268
2018 - Q3	2
2018 - Q4	2
2019	968
2020	1,059
2021	1,069
2022	301
2023 and thereafter	1,902
Total	$5,579
_____________

(1)	Includes $6 million of Notes Payable.

(2)	Includes fair value adjustments.
Foreign Cash
At December 31, 2017, we had $1.3 billion of cash and cash equivalents on a consolidated basis of which approximately $440 million was held outside of the U.S. by our foreign subsidiaries. As a result of the Tax Act enacted in December 2017, the estimated tax impacts associated with future repatriation of our foreign cash have been reflected in our financial statements as of December 31, 2017.
Refer to Note 18 - Income and Other Taxes in our Consolidated Financial Statements for additional information regarding the impacts from the enactment of the Tax Act in December 2017.
Loan Covenants and Compliance
At December 31, 2017, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchases of Xerox equipment.
Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Xerox 2017 Annual Report 49

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2017, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Total debt, including capital lease obligations(1)	$280	$968	$1,059	$1,069	$301	$1,902
Interest on debt(1)	224	207	162	113	86	570
Minimum operating lease commitments(2)	127	100	77	55	42	48
Defined benefit pension plans	192	—	—	—	—	—
Retiree health payments	62	60	58	57	55	239
Estimated Purchase Commitments:
Fuji Xerox(3)	1,585	—	—	—	—	—
Flex(4)	414	—	—	—	—	—
Other(5)	247	169	150	41	209	8
Total(6)	$3,131	$1,504	$1,506	$1,335	$693	$2,767
_____________

(1)	Total debt for 2018 includes $6 million of Notes Payable. Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)	Refer to Note 9 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)
Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji Xerox.

(4)
Flex: We outsource certain manufacturing activities to Flex (formerly "Flextronics"). The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $394 million per year.

(5)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

(6)
Total obligations do not include payments for the deemed repatriation tax recorded as part of the estimated charge for the Tax Act as we expect to utilize our existing foreign tax credit carryforwards to settle this obligation. Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the estimated charge associated with the Tax Act.

Pension and Other Post-retirement Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2017 cash contributions for these plans were $836 million for our defined benefit pension plans and $64 million for our retiree health plans. Contributions to our U.S. tax-qualified defined benefit plans in 2017 included $500 million of additional voluntary contributions that were funded from a Senior Note offering in 2017. Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding the issuance of the Senior Notes.
In 2018, based on current actuarial calculations, we expect to make contributions of approximately $192 million to our worldwide defined benefit pension plans and $62 million to our retiree health benefit plans. There are no contributions required in 2018 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements. However, our estimated 2018 contributions include $50 of voluntary contributions to these plans.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2017, the net underfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $956 million and $395 million, respectively, or $1,351 million in the aggregate, which is an $812 million decrease from the balance at December 31, 2016. The decrease is primarily due to the increased level of contributions during 2017.
Our retiree health benefit plans are non-funded and are almost entirely related to domestic operations. The unfunded balance of our retiree health plans is $723 million at December 31, 2017. Cash contributions are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments.
Refer to Note 17 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.

Xerox 2017 Annual Report 50

Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.6 billion, $1.6 billion and $1.7 billion in 2017, 2016 and 2015, respectively. Our purchase commitments with Fuji Xerox are entered into in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2017, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $600 million with the decrease from the December 31, 2016 balance of $750 million, primarily related to closed cases partially offset by interest. With respect to the unreserved balance of $600 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2017 we had $72 million of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of $147 million and $98 million, respectively, which include associated indexation. There were no liens on Brazilian assets as of December 31, 2017. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Other Contingencies and Commitments
As more fully discussed in Note 19 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.
We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, financial position and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.
Unrecognized Tax Benefits
As of December 31, 2017, we had $125 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.

Xerox 2017 Annual Report 51

Off-Balance Sheet Arrangements
We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter or have entered into the following arrangements that have off-balance sheet elements:

•
Operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 9 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements.

•
Accounts receivable sales facilities. During the fourth quarter 2017 we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. Refer to Note 6 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding these facilities.

•
Sales of finance receivables. During 2013 and 2012, we entered into arrangements to transfer and sell finance receivables. During 2017, we exercised the various clean-up calls we, as the servicer, held on the sold receivables and accordingly repurchased the remaining balances of the previously derecognized receivables and terminated the programs. Refer to Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding these sales. There were no sales of finance receivables since 2013.

As of December 31, 2017, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 19 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our results using non-GAAP measures.
We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related income tax effects.
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current period's results against the corresponding period's results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth on the following tables as well as the fourth quarter 2017 presentation slides available at www.xerox.com/investor.
Adjusted Earnings Measures

•	Net income and Earnings per share (EPS)

•	Effective tax rate

•	Gross margin, RD&E and SAG (only adjusted for non-service retirement-related costs and transaction/proxy related costs)
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

Xerox 2017 Annual Report 52

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
Other discrete, unusual or infrequent items: In addition, we have also excluded the following additional items given their discrete, unusual or infrequent nature and their impact on our results for the period:

•	Losses on early extinguishment of debt in the first and fourth quarter of 2017.

•	A benefit from the remeasurement of a tax matter in the first quarter of 2017 that related to a previously adjusted item.

•
Costs incurred in the fourth quarter of 2017 related to the recently announced transaction with Fujifilm as well as to our expected proxy contest. These costs are primarily for third-party investment banking, legal, accounting, consulting and other similar services.

•
The estimated non-cash charge in the fourth quarter 2017 reflecting the impact associated with the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017. See the “Income Taxes” section in the MD&A for further explanation.

We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin earnings measures by adjusting our pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude Other expenses, net. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Adjusted operating income and margin also includes Equity in net income of unconsolidated affiliates. Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. We include this amount in our measure of adjusted operating income and margin as Fuji Xerox is our primary product supplier and intermediary to the Asia/Pacific market for the distribution of Xerox branded products and services.
Constant Currency (CC)
Refer to the "Currency Impact" in the MD&A for discussion of this measure and its use in our analysis of revenue growth.

Xerox 2017 Annual Report 53

Net Income and EPS reconciliation:

	Year Ended December 31,
	2017		2016		2015
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$192	$0.70	$622	$2.33	$822	$2.97
Adjustments:
Restructuring and related costs - Xerox	220		264		27
Amortization of intangible assets	53		58		60
Non-service retirement-related costs	198		131		116
Loss on extinguishment of debt	20		—		—
Transaction and proxy related fees	9		—		—
Income tax on adjustments(2)	(171)		(151)		(77)
US Tax Act	400		—		—
Remeasurement of unrecognized tax positions	(16)		—		—
Restructuring and other charges - Fuji Xerox(3)	10		3		4
Adjusted	$915	$3.48	$927	$3.53	$952	$3.45
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$24		$24
Weighted average shares for adjusted EPS(4)		263		256		269
Fully diluted shares at December 31, 2017(5)		264
_____________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in 2017 represent audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series A or Series B convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at December 31, 2017 as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the year ended December 31, 2017.

Effective Tax Rate reconciliation:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$570	$481	84.4%	$568	$62	10.9%	$924	$193	20.9%
Non-GAAP Adjustments(2)	500	171		453	151		203	77
US Tax Act	—	(400)		—	—		—	—
Remeasurement of unrecognized tax positions	—	16		—	—		—	—
Adjusted(3)	$1,070	$268	25.0%	$1,021	$213	20.9%	$1,127	$270	24.0%
 _____________

(1)	Pre-tax Income and Income tax expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details of pre-tax adjustments.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income / Margin reconciliation:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$570	$10,265	5.6%	$568	$10,771	5.3%	$924	$11,465	8.1%
Adjustments:
Restructuring and related costs - Xerox	220			264			27
Amortization of intangible assets	53			58			60
Non-service retirement-related costs	198			131			116
Transaction and proxy related fees	9			—			—
Equity in net income of unconsolidated affiliates	115			127			109
Restructuring and other costs - Fuji Xerox(2)	10			3			4
Other expenses, net	141			200			195
Adjusted	$1,316	$10,265	12.8%	$1,351	$10,771	12.5%	$1,435	$11,465	12.5%
_____________

(1)	Pre-tax Income and revenue from continuing operations.

(2)	Other charges in 2017 represent audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices.

Xerox 2017 Annual Report 54

Key Financial Ratios reconciliation:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	As Reported(1)	Adjustment(2)	Adjusted	As Reported(1)	Adjustment(2)	Adjusted	As Reported(1)	Adjustment(2)	Adjusted
Total Revenue	$10,265	$—	$10,265	$10,771	$—	$10,771	$11,465	$—	$11,465
Total Gross Profit	4,061	75	4,136	4,261	49	4,310	4,582	43	4,625
Post sale revenue	8,014	—	8,014	8,352	—	8,352	8,776	—	8,776
Post sale gross profit	3,414	75	3,489	3,513	49	3,562	3,804	43	3,847
RD&E	446	(25)	421	476	(25)	451	511	(19)	492
SAG	2,631	(107)	2,524	2,695	(57)	2,638	2,865	(54)	2,811

Total Gross Margin	39.6%		40.3%	39.6%		40.0%	40.0%		40.3%
Post sale Gross Margin	42.6%		43.5%	42.1%		42.6%	43.3%		43.8%
RD&E as a % of Revenue	4.3%		4.1%	4.4%		4.2%	4.5%		4.3%
SAG as a % of Revenue	25.6%		24.6%	25.0%		24.5%	25.0%		24.5%
 _____________

(1)	Revenue and costs from continuing operations.

(2)	2017 includes adjustments for non-service retirement-related costs and transaction and proxy related costs. 2016 and 2015 includes adjustments for non-service retirement-related costs only.
Fuji Xerox Revision reconciliation:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	As Reported(1)	Adjustment	As Revised	As Reported(1)	Adjustment	As Revised
Adjusted Net income	$921	$6	$927	$978	$(26)	$952
Adjusted Diluted earnings per share	3.50	0.03	3.53	3.55	(0.10)	3.45

Adjusted Operating profit (2)	$1,345	$6	$1,351	$1,461	$(26)	$1,435
Adjusted Operating margin	12.5%		12.5%	12.7%		12.5%
__________________________

(1)	Income and Diluted EPS from continuing operations attributable to Xerox.

(2)	As Reported Adjusted Operating profit excludes Fuji Xerox restructuring charges.

Xerox 2017 Annual Report 55

2018 Reporting Changes
In the first quarter 2018, we adopted the following Accounting Standard Updates, which are expected to affect our 2018 reporting and, in certain cases, previously reported amounts for 2017:

•	ASU 2014-09 - Revenue from Contracts with Customers (Topic 606).

•	ASU 2016-15 - Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2016-18 - Statement of Cash Flows - Restricted Cash.

•	ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The following is summary discussion of the expected impacts from the adoption of these updates. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the adoption of these standards.
ASU 2014-09 - Revenue: We adopted this standard using the modified retrospective method of adoption, which does not require restatement of previously reported amounts. However, the adoption of this standard is not expected to have a material impact for most of our revenues. Accordingly, the impact on comparability is likewise not expected to be material with the exception of certain revenues currently reported in Services revenues that will be reported in Equipment sale revenue in 2018. These revenues, which are approximately $50 million annually, relate to certain analyst services performed in connection with the installation of equipment that are expected to be considered part of the equipment sale performance obligation in 2018. No other material impacts are expected in 2018.
Another change we will have upon adoption of this update is with respect to deferred contract costs. The new standard requires the incremental costs to obtain a contract, which for us is primarily sales commissions paid to sales people and agents, to be deferred and amortized over the term of the related contract. We do not expect the post-adoption policy of deferral and amortization of these costs to have a material impact on our future Consolidated Statements of Income.
ASU 2016-15 and ASU 2016-18 - Cash Flow Reporting: The following is a summary of the primary impacts to our Statement of Cash Flows expected upon the adoption of these updates. The adoption of these updates require the restatement of previously reported amounts.

•
Cash collected on beneficial interests received in a sale of receivables must now be classified as investing cash flows. Currently, these collections are reported in operating cash flows. We reported $234 million and $270 million of collections on beneficial interests as operating cash inflows for the years ended December 31, 2017 and 2016, respectively. Accordingly, 2017 and 2016 operating and investing cash flows will be revised by those amounts when reported in 2018. There is no expected impact to our 2018 cash flows from this change due to the termination of all accounts receivable sales arrangements in North America and most arrangements in Europe and the final repurchase of previously sold finance receivables during the fourth quarter of 2017.

•
Restricted cash balances must now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Previously these amounts were excluded from cash and cash equivalents presented in the cash flow statement. We held $75 million and $179 million of restricted cash at December 31, 2017 and December 31, 2016, respectively. The changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, the impact of this change on our reported cash flows is not expected to be material in 2018.

Xerox 2017 Annual Report 56

The following table reflects the adjustments of selected lines from our 2017 Consolidated Statements of Cash Flows to the revised amounts as a result of the adoption of these updates:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Recasted	As Reported	Adjustment	As Recasted
Cash Flows from Operating Activities:
Collections of deferred proceeds from sales of receivables	$213	$(213)	$—	$246	$(246)	$—
Collections on beneficial interest from sales of finance receivables	21	(21)	—	24	(24)	—
(Increase) decrease in other current and long-term assets	(17)	(2)	(19)	82	(6)	76
Decrease in other current and long-term liabilities	(15)	(65)	(80)	(51)	(26)	(77)

Net cash provided by (used in) operating activities of continuing operations	122	(301)	(179)	1,018	(302)	716
Net cash (used in) provided by operating activities of discontinued operations	(88)	—	(88)	77	5	82
Net cash provided by (used in) operating activities	34	(301)	(267)	1,095	(297)	798

Cash Flows from Investing Activities:
Collections of deferred proceeds from sales of receivables	—	213	213	—	246	246
Collections on beneficial interest from sales of finance receivables	—	21	21	—	24	24
Other investing, net	138	(38)	100	(3)	42	39

Net cash (used in) provided by investing activities of continuing operations	(31)	196	165	(146)	312	166
Net cash used in investing activities of discontinued operations	—	—	—	(251)	—	(251)
Net cash (used in) provided by investing activities	(31)	196	165	(397)	312	(85)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	52	1	53	(30)	13	(17)
Increase in cash, cash equivalents and restricted cash of discontinued operations	—	—	—	(257)	(5)	(262)

(Decrease) increase in cash, cash equivalents and restricted cash	(930)	(104)	(1,034)	995	23	1,018
Cash, cash equivalents and restricted cash at beginning of year	2,223	179	2,402	1,228	156	1,384
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,293	$75	$1,368	$2,223	$179	$2,402

Xerox 2017 Annual Report 57

ASU 2017-07 - Reporting of Retirement Related Benefit Costs: This update primarily changes how we present our retirement related benefit costs in the income statement. In 2018, upon adoption of the update, we will only report the service cost component of these costs in Cost of sales, services, RD&E, SAG and restructuring. The other components of our retirement related benefit costs such as interest, return on assets, amortization of prior service costs/credits and actuarial gains/losses as well as the impacts of any plan settlements/curtailments will be reported in Other expenses, net. This update only affects the presentation of retirement related benefit costs in the income statement and does not change the measurement of retirement related benefit costs or reported net income or earnings per share (EPS) amounts. Similar to the cash flow update, the adoption of this update requires the restatement of previously reported amounts.
The adoption of this update is expected to impact our non-GAAP financial measures. Currently our non-GAAP adjusted1 earnings measures and adjusted1 operating margin include the service cost and the amortization of prior service cost components of our retirement related benefit costs; the other components of our retirement related benefit costs are excluded. Since the update considers the amortization of prior service cost separately from the service cost component and as part of the costs being reported in Other expenses, net, we will revise the definitions of our non-GAAP adjusted earnings measures accordingly to conform to this presentation and exclude that component. Consistent with the adoption methodology for reported results, in 2018 we will revise our prior year non-GAAP adjusted earnings measures to conform to this new presentation.
_____________
(1) See "Non-GAAP Financial Measures" for an explanation of the non-GAAP financial measure.
The following table reflects the adjustment of selected lines from our Consolidated Statements of Income (Loss) to the revised amounts as a result of the adoption of this update:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Recasted	As Reported	Adjustment	As Recasted
Cost of sales	$2,491	$(4)	$2,487	$2,657	$(1)	$2,656
Costs of services, maintenance and rentals	3,580	(62)	3,518	3,725	(43)	3,682
Research, development and engineering expenses	446	(22)	424	476	(13)	463
Selling, administrative and general expenses	2,631	(96)	2,535	2,695	(59)	2,636
Restructuring and related costs	220	(4)	216	264	(5)	259
Other expenses, net	141	188	329	200	121	321

The following table reflects the adjustment of our non-GAAP adjusted earnings measures to the revised amounts as a result of the adoption of this update:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions, except per share data)	As Reported(1)	Adjustment	As Recasted	As Reported(1)	Adjustment	As Recasted
Adjusted Net Income	$915	$(9)	$906	$927	$(9)	$918
Adjusted Earnings per share	$3.48		$3.45	$3.53		$3.49

Adjusted Operating Income	$1,316	$(14)	$1,302	$1,351	$(15)	$1,336
Adjusted Operating Margin	12.8%		12.7%	12.5%		12.4%

Adjusted Effective tax rate	25.0%		24.9%	20.9%		20.6%
_____________

(1)	Net income and EPS from continuing operations attributable to Xerox.

Xerox 2017 Annual Report 58

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
Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 15 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2017, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2017. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2017 would have an impact on our cumulative translation adjustment portion of equity of approximately $411 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $4.1 billion at December 31, 2017.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2017, 2016 and 2015 approximated 4.6%, 4.7%, and 4.8%, respectively. Interest expense includes the impact of our interest rate derivatives. The average interest rate for 2016 excludes interest associated with the $1.0 billion Term Loan Facility that was required to be repaid upon completion of the Separation and therefore was reported in discontinued operations in 2016.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2017, $325 million of our total debt of $5.5 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2017, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $93 million.

Item 8. Financial Statements and Supplementary Data

Xerox 2017 Annual Report 59

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Xerox 2017 Annual Report 60

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2001.

Xerox 2017 Annual Report 61

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

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ JEFFREY JACOBSON	/s/ WILLIAM F. OSBOURN JR.	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2017 Annual Report 62

Xerox Corporation
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(in millions, except per-share data)	2017	2016	2015
Revenues
Sales	$4,073	$4,319	$4,674
Services, maintenance and rentals	5,898	6,127	6,445
Financing	294	325	346
Total Revenues	10,265	10,771	11,465
Costs and Expenses
Cost of sales	2,491	2,657	2,922
Cost of services, maintenance and rentals	3,580	3,725	3,831
Cost of financing	133	128	130
Research, development and engineering expenses	446	476	511
Selling, administrative and general expenses	2,631	2,695	2,865
Restructuring and related costs	220	264	27
Amortization of intangible assets	53	58	60
Other expenses, net	141	200	195
Total Costs and Expenses	9,695	10,203	10,541
Income Before Income Taxes and Equity Income	570	568	924
Income tax expense	481	62	193
Equity in net income of unconsolidated affiliates(1)	115	127	109
Income from Continuing Operations	204	633	840
Income (loss) from discontinued operations, net of tax	3	(1,093)	(374)
Net Income (Loss)	207	(460)	466
Less: Net income attributable to noncontrolling interests	12	11	18
Net Income (Loss) Attributable to Xerox	$195	$(471)	$448

Amounts attributable to Xerox:
Net income from continuing operations	$192	$622	$822
Net income (loss) from discontinued operations	3	(1,093)	(374)
Net Income (Loss) Attributable to Xerox	$195	$(471)	$448

Basic Earnings (Loss) per Share(2):
Continuing operations	$0.70	$2.36	$3.00
Discontinued operations	0.01	(4.31)	(1.41)
Total Basic Earnings (Loss) per Share	$0.71	$(1.95)	$1.59
Diluted Earnings (Loss) per Share(2):
Continuing operations	$0.70	$2.33	$2.97
Discontinued operations	0.01	(4.26)	(1.39)
Total Diluted Earnings (Loss) per Share	$0.71	$(1.93)	$1.58
__________________________

(1)
Equity in net income of unconsolidated affiliates has been revised for all applicable prior periods presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information on this revision.

(2)	Reflects our one-for-four reverse stock split that became effective on June 14, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2017 Annual Report 63

Xerox Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2017	2016	2015
Net Income (Loss)	$207	$(460)	$466
Less: Net income attributable to noncontrolling interests	12	11	18
Net Income (Loss) Attributable to Xerox	$195	$(471)	$448

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	$483	$(347)	$(651)
Unrealized gains (losses), net	1	(15)	23
Changes in defined benefit plans, net	106	126	153
Other Comprehensive Income (Loss), Net	590	(236)	(475)
Less: Other comprehensive income (loss), net attributable to noncontrolling interests	1	(3)	(1)
Other Comprehensive Income (Loss), Net Attributable to Xerox	$589	$(233)	$(474)

Comprehensive Income (Loss), Net	$797	$(696)	$(9)
Less: Comprehensive income, net attributable to noncontrolling interests	13	8	17
Comprehensive Income (Loss), Net Attributable to Xerox	$784	$(704)	$(26)
_____________

(1)
Refer to Note 22 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2017 Annual Report 64

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2017	2016
Assets
Cash and cash equivalents	$1,293	$2,223
Accounts receivable, net	1,357	961
Billed portion of finance receivables, net	112	90
Finance receivables, net	1,317	1,256
Inventories	915	841
Assets of discontinued operations	—	1,002
Other current assets	236	619
Total current assets	5,230	6,992
Finance receivables due after one year, net	2,323	2,398
Equipment on operating leases, net	454	475
Land, buildings and equipment, net	629	660
Investments in affiliates, at equity	1,404	1,294
Intangible assets, net	268	290
Goodwill	3,930	3,787
Deferred tax assets, long-term	1,026	1,472
Other long-term assets	682	683
Total Assets	$15,946	$18,051
Liabilities and Equity
Short-term debt and current portion of long-term debt	$282	$1,011
Accounts payable	1,108	1,126
Accrued compensation and benefits costs	444	420
Liabilities of discontinued operations	—	1,002
Other current liabilities	907	1,095
Total current liabilities	2,741	4,654
Long-term debt	5,235	5,305
Pension and other benefit liabilities	1,595	2,240
Post-retirement medical benefits	662	698
Other long-term liabilities	206	193
Total Liabilities	10,439	13,090

Commitments and Contingencies (See Note 19)
Convertible Preferred Stock	214	214

Common stock	255	254
Additional paid-in capital	3,893	3,858
Retained earnings	4,856	4,934
Accumulated other comprehensive loss	(3,748)	(4,337)
Xerox shareholders’ equity	5,256	4,709
Noncontrolling interests	37	38
Total Equity	5,293	4,747
Total Liabilities and Equity	$15,946	$18,051

Shares of common stock issued and outstanding	254,613	253,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2017 Annual Report 65

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$207	$(460)	$466
(Income) loss from discontinued operations, net of tax	(3)	1,093	374
Income from continuing operations	204	633	840
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	527	563	590
Provision for receivables	46	43	54
Provision for inventory	27	28	30
Deferred tax expense (benefit)	399	(9)	383
Net gain on sales of businesses and assets	(15)	(22)	(44)
Undistributed equity in net income of unconsolidated affiliates	(18)	(75)	(53)
Stock-based compensation	52	50	27
Restructuring and asset impairment charges	201	230	27
Payments for restructurings	(224)	(118)	(79)
Defined benefit pension cost	194	127	141
Contributions to defined benefit pension plans	(836)	(178)	(301)
Increase in accounts receivable and billed portion of finance receivables	(529)	(151)	(128)
Collections of deferred proceeds from sales of receivables	213	246	259
(Increase) decrease in inventories	(69)	7	(101)
Increase in equipment on operating leases	(217)	(268)	(291)
Decrease (increase) in finance receivables	162	126	(8)
Collections on beneficial interest from sales of finance receivables	21	24	46
(Increase) decrease in other current and long-term assets	(17)	82	15
Decrease in accounts payable and accrued compensation	(42)	(244)	(125)
Decrease in other current and long-term liabilities	(15)	(51)	(45)
Net change in income tax assets and liabilities	11	(182)	(112)
Net change in derivative assets and liabilities	75	(30)	(37)
Other operating, net	(28)	187	(10)
Net cash provided by operating activities of continuing operations	122	1,018	1,078
Net cash (used in) provided by operating activities of discontinued operations	(88)	77	533
Net cash provided by operating activities	34	1,095	1,611
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(69)	(93)	(84)
Proceeds from sales of land, buildings and equipment	3	25	92
Cost of additions to internal use software	(36)	(45)	(64)
Proceeds from sale of businesses, net	20	—	—
Acquisitions, net of cash acquired	(87)	(30)	(13)
Other investing, net	138	(3)	26
Net cash used in investing activities of continuing operations	(31)	(146)	(43)
Net cash (used in) provided by investing activities of discontinued operations	—	(251)	551
Net cash (used in) provided by investing activities	(31)	(397)	508
Cash Flows from Financing Activities:
Net proceeds (payments) on short-term debt	2	1,888	(147)
Proceeds from issuance of long-term debt	1,008	25	1,079
Payments on long-term debt	(1,832)	(988)	(1,302)
Common stock dividends	(274)	(307)	(302)
Preferred stock dividends	(17)	(24)	(24)
Proceeds from issuances of common stock	—	9	19
Excess tax benefits from stock-based compensation	—	—	19
Payments to acquire treasury stock, including fees	—	—	(1,302)
Repurchases related to stock-based compensation	(15)	(1)	(51)
Payments to noncontrolling interests	(18)	(17)	(62)
Other financing, net	161	(1)	(1)
Net cash (used in) provided by financing activities	(985)	584	(2,074)
Effect of exchange rate changes on cash and cash equivalents	52	(30)	(77)
(Increase) decrease in cash of discontinued operations	—	(257)	8
(Decrease) increase in cash and cash equivalents	(930)	995	(24)
Cash and cash equivalents at beginning of year	2,223	1,228	1,252
Cash and Cash Equivalents at End of Year	$1,293	$2,223	$1,228
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2017 Annual Report 66

Xerox Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$281	$5,126	$(105)	$9,450	$(4,156)	$10,596	$75	$10,671
Comprehensive income (loss), net	—	—	—	448	(474)	(26)	17	(9)
Cash dividends declared-common(1)(3)	—	—	—	(299)	—	(299)	—	(299)
Cash dividends declared-preferred(2)(3)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	3	27	—	—	—	30	—	30
Payments to acquire treasury stock, including fees	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Cancellation of treasury stock	(31)	(1,376)	1,407	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Balance at December 31, 2015	$253	$3,777	$—	$9,575	$(4,630)	$8,975	$43	$9,018
Comprehensive (loss) income, net	—	—	—	(471)	(233)	(704)	8	(696)
Cash dividends declared-common(1)(3)	—	—	—	(317)	—	(317)	—	(317)
Cash dividends declared-preferred(2)(3)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	1	81	—	—	—	82	—	82
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Separation of Conduent	—	—	—	(3,829)	526	(3,303)	—	(3,303)
Balance at December 31, 2016	$254	$3,858	$—	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	—	195	589	784	13	797
Cash dividends declared-common(1)(3)	—	—	—	(259)	—	(259)	—	(259)
Cash dividends declared-preferred(2)(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	36	—	—	—	37	—	37
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(14)	(15)
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
_____________

(1)	Cash dividends declared on common stock of $0.25 per share in each quarter of 2017, $0.31 per share in each quarter of 2016 and $0.28 per share in each quarter of 2015.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2017, 2016 and 2015.

(3)	Reflects our one-for-four reverse stock split that became effective on June 14, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.

(4)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2017 Annual Report 67

Xerox Corporation
Notes to Consolidated Financial Statements
(in millions, except per-share data and where otherwise noted)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Xerox is a $10.3 billion global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. We operate in approximately 160 countries worldwide.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Xerox Corporation and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income (Loss) from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income (Loss) from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.
Discontinued Operations
On December 31, 2016 we completed the separation of our Business Process Outsourcing (BPO) business through the distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the separation and distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
In 2014, we announced an agreement to sell the Information Technology Outsourcing (ITO) business to Atos SE (Atos). As a result of this agreement, we reported the ITO business as held for sale and a discontinued operation up through its date of sale, which was completed on June 30, 2015.
Refer to Note 5 - Divestitures for additional information regarding discontinued operations and other divestitures.
Reverse Stock Split
On May 23, 2017, the Board of Directors authorized a reverse stock split of the issued and outstanding Xerox common stock at a ratio of one-for-four shares, together with the proportionate reduction in the authorized shares of its common stock from 1,750,000,000 shares to 437,500,000 shares. Shareholder approval for the reverse stock split was obtained at the company's Annual Shareholder Meeting on May 23, 2017 and the reverse stock split became effective on June 14, 2017. At the effective date, every four shares of the company’s common stock that were issued and outstanding were automatically combined into one issued and outstanding share, without any change in par value of such shares. Accordingly, we reclassified $760 from Common stock to Additional paid-in capital. The reverse stock split also correspondingly affected all outstanding Xerox equity awards and outstanding convertible securities.
All authorized, issued and outstanding stock and per share amounts contained in the accompanying Consolidated Financial Statements have been adjusted to reflect this reverse stock split for all prior periods presented.
Prior Period Adjustments
Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information regarding the 2017 correction of an error related to the amounts recorded as equity income for our Fuji Xerox joint venture.

Xerox 2017 Annual Report 68

In 2015, we recorded a $16 out-of-period adjustment associated with an over-accrual of an employee benefit liability account. The impact of this adjustment was not material to any individual prior quarter or year and was not material to our 2015 results.
Use of Estimates
The preparation of our Consolidated Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates are based on management's best available information including current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.
The following table summarizes certain recurring-type costs and expenses that require management estimates for the three years ended December 31, 2017:

	Year Ended December 31,
Expense/(Income)	2017	2016	2015
Provisions for restructuring and related costs	$220	$264	$27
Provision for receivables	46	43	54
Provisions for obsolete and excess inventory	27	28	30
Provision for product warranty liability	15	15	22
Depreciation and obsolescence of equipment on operating leases	265	276	286
Depreciation of buildings and equipment	136	148	151
Amortization of internal use software	65	73	83
Amortization of product software	4	4	4
Amortization of acquired intangible assets	53	58	60
Amortization of customer contract costs	4	4	6
Defined pension benefits - net periodic benefit cost	194	127	141
Retiree health benefits - net periodic benefit cost	30	35	2
Income tax expense	481	62	193
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

Xerox 2017 Annual Report 69

ASU 2016-10, Revenue Recognition - Identifying Performance Obligations and Licenses. In May 2016, the FASB issued ASU 2016-12, Revenue Recognition - Narrow Scope Improvements and Practical Expedients.
We will adopt this standard beginning January 1, 2018 using the modified retrospective method of adoption. Under current revenue recognition guidance, a significant majority of our revenue is recorded when we invoice customers, as that is normally the point at which all the revenue recognition criteria are met. Under ASU 2014-09, based on the nature of our contracts, we expect to continue to recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to have a material impact for the large majority of our revenues. Lastly, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not expected to be impacted by the adoption of ASU 2014-09. As part of our adoption, we reviewed certain contracts that were either more complex or where the revenue recognition criteria was not directly aligned with invoicing to the customer, to determine the treatment under ASU 2014-09. Based on this review we determined that there would not be a material change in our pattern of revenue recognition for these arrangements. The only change of significance identified in our adoption process involves a change in our classification of certain revenues currently reported in Services revenues. These revenues, which are approximately $50 annually, relate to certain analyst services performed in connection with the installation of equipment that are expected to be considered part of the equipment sale performance obligation in 2018. Accordingly, in 2018 these revenues will be reported as part of Sales.
Another change we will have upon adoption is with respect to deferred contract costs, which include incremental costs of obtaining a contract and costs to fulfill a contract. Deferred contract costs have been minimal under our current practices as most costs to obtain a contract and fulfill a contract were expensed as incurred. However, as a result of the contract cost guidance included in the new standard, we expect to record a transition asset upon adoption of approximately $175 primarily related to the incremental cost to obtain contracts. Substantially all of this adjustment is related to the deferral of sales commissions paid to sales people and agents in connection with the placement of equipment with post sale service arrangements. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years. We do not expect the post-adoption policy of deferral and amortization of these costs to have a material impact on our future Consolidated Statements of Income. We expect to continue to assess the impacts of the additional disclosures the new standard requires as part of our reporting process for the first quarter 2018.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. The aggregate undiscounted value of our operating lease commitments at December 31, 2017 was approximately $450 primarily related to leases of facilities.
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current guidance is either unclear or does not include specific requirements. This update is effective for our fiscal year beginning January 1, 2018. This update includes specific guidance which requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Currently, those collections are reported in operating cash flows. We reported $234 and $270 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the years ended December 31, 2017 and 2016, respectively. Accordingly, since the update must be applied retrospectively, our reported 2017 and 2016 operating and investing cash flows will be revised by those amounts when reported in 2018. There is no expected impact to our 2018 cash flows from this reporting change due to the termination of all accounts receivable sales arrangements in North America and most arrangements in Europe and the final repurchase of previously sold finance receivables during the fourth quarter of 2017. Refer to Note 6 - Accounts Receivable, Net and Note 7 Finance Receivables, Net for additional information regarding our receivable sale programs. The other seven issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.

Xerox 2017 Annual Report 70

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2018 and must be applied retrospectively through a revision of previously reported amounts. We held $75 and $179 of restricted cash, currently reported in other current or long-term assets at December 31, 2017 and December 31, 2016, respectively. The changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 13 - Supplemental Financial Information for additional information regarding our restricted cash balances.
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
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the affected employees during the period. Other components of net retirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The update also allows only the service cost component to be eligible for capitalization, when applicable. This update is effective for us beginning January 1, 2018. The update must be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 17 - Employee Benefit Plans for the service cost component and other components of net retirement benefit cost.
Intangibles - Goodwill and Other
In January 2017 the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Goodwill Impairment Test, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This update is effective for our fiscal year beginning January 1, 2020, however we early adopted this update in the fourth quarter of 2017. The adoption of this update did not have any effect on our financial condition, results of operations or cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for our fiscal year beginning January 1, 2018 and is not expected to have a material impact on our financial condition, results of operations or cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under current GAAP, recognition of the income tax consequences for asset transfers other than inventory could not be recognized until the asset was sold to a third party. This update is effective for our fiscal year beginning January 1, 2018 and is not expected to have a material impact on our financial condition, results of operations or cash flows.

Xerox 2017 Annual Report 71

Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. The update also requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled as compared to equity as allowed under certain conditions by current US GAAP. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented. We adopted ASU 2016-09 effective for our fiscal year beginning January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on our financial condition, results of operations or cash flows. However, the impacts may vary and may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the company's common stock at the date of vesting for share-based awards. For the year ended December 31, 2017, we recognized $3 of additional tax expense related to the application of this update.
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
Other Updates
In 2017 and 2016, the FASB also issued the following Accounting Standards Updates which have not had, and are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

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

Xerox 2017 Annual Report 72

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

Xerox 2017 Annual Report 73

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

Xerox 2017 Annual Report 74

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
Shipping and Handling
Costs related to shipping and handling are recognized as incurred and included in Cost of sales in the Consolidated Statements of Income (Loss).
Other Significant Accounting Policies
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $90, $95 and $126 in 2017, 2016 and 2015, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net for more details on our receivable sales.
Inventories
Inventories are carried at the lower of average cost or net realizable value. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which is normally not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations.
Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are

Xerox 2017 Annual Report 75

expensed. Refer to Note 8 - Inventories and Equipment on Operating Leases, Net and Note 9 - Land, Buildings, Equipment and Software, Net for further discussion.
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
Refer to Note 9 - Land, Buildings, Equipment and Software, Net for further information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill is not amortized but rather is tested for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable an impairment loss may have been incurred.
We normally assess goodwill for impairment at least annually during the fourth quarter. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested goodwill for impairment at the entity level. We test goodwill by comparing the carrying amount of the entity to its fair value based on a quantitative analysis. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and we would recognize an impairment loss for the excess.
Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, existing technology, trademarks and non-compete agreements. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.
Refer to Note 11 - Goodwill and Intangible Assets, Net for further information.
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

Xerox 2017 Annual Report 76

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
Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit.
Refer to Note 17 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
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

Xerox 2017 Annual Report 77

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
The IIC’s review, completed during the second quarter 2017, identified total aggregate adjustments to Fuji Xerox's financial statements of approximately JPY 40 billion (approximately $360 based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox's New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the total aggregate adjustments identified as part of the investigation was approximately $90 and impacted our fiscal years 2009 through 2017.
In the second quarter 2017, we determined that the misstatements to our Equity in net income of unconsolidated affiliates in prior years and the first quarter of 2017 identified through the IIC's review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our current year consolidated financial statements. Accordingly, we revised our previously issued annual consolidated financial statements for 2015 and 2016. Certain of the corrections discussed above affected periods prior to fiscal year 2015, and this effect was reflected as a cumulative, net of tax adjustment to reduce retained earnings as of January 1, 2015 by $87. The effect of the revision on our previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
Revised Annual Consolidated Statements of Income
The following tables reconcile selected lines from the company’s fiscal years of 2016 and 2015 Consolidated Statements of (Loss) Income from the previously reported amounts to the revised amounts:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$121	$6	$127	$135	$(26)	$109
Income from Continuing Operations	627	6	633	866	(26)	840
Net (Loss) Income	(466)	6	(460)	492	(26)	466
Net (Loss) Income Attributable to Xerox	(477)	6	(471)	474	(26)	448

Net income from continuing operations attributable to Xerox	$616	$6	$622	$848	$(26)	$822

Basic Earnings (Loss) per Share:
Continuing operations	$2.33	$0.03	$2.36	$3.10	$(0.10)	$3.00
Total	$(1.98)	$0.03	$(1.95)	$1.69	$(0.10)	$1.59

Diluted Earnings (Loss) per Share:
Continuing operations	$2.31	$0.02	$2.33	$3.06	$(0.09)	$2.97
Total	$(1.96)	$0.03	$(1.93)	$1.67	$(0.09)	$1.58
_____________
Note: The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2017 Annual Report 78

Revised Consolidated Statements of Comprehensive (Loss) Income
The following tables reconcile selected lines from the company’s fiscal years of 2016 and 2015 Consolidated Statements of Comprehensive (Loss) Income from the previously reported amounts to the revised amounts:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net (Loss) Income	$(466)	$6	$(460)	$492	$(26)	$466
Net (Loss) Income Attributable to Xerox	(477)	6	(471)	474	(26)	448

Translation adjustments, net	$(346)	$(1)	$(347)	$(660)	$9	$(651)
Other Comprehensive Loss, Net	(235)	(1)	(236)	(484)	9	(475)
Other Comprehensive Loss, Net Attributable to Xerox	(232)	(1)	(233)	(483)	9	(474)

Comprehensive (Loss) Income, Net	$(701)	$5	$(696)	$8	$(17)	$(9)
Comprehensive Loss, Net Attributable to Xerox	(709)	5	(704)	(9)	(17)	(26)
Revised Consolidated Balance Sheets
The following table reconciles selected lines from the company’s Consolidated Balance Sheets at December 31, 2016 and 2015 from the previously reported amounts to the revised amounts:

	As of December 31, 2016			As of December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Investments in affiliates, at equity	$1,388	$(94)	$1,294	$1,382	$(99)	$1,283
Total Assets	18,145	(94)	18,051	25,541	(99)	25,442

Retained earnings	$5,039	$(105)	$4,934	$9,686	$(111)	$9,575
Accumulated other comprehensive loss	(4,348)	11	(4,337)	(4,642)	12	(4,630)
Xerox shareholders' equity	4,803	(94)	4,709	9,074	(99)	8,975
Total Equity	4,841	(94)	4,747	9,117	(99)	9,018
Total Liabilities and Equity	18,145	(94)	18,051	25,541	(99)	25,442
Revised Consolidated Statements of Cash Flows from Operations
The revision did not have an impact on the company’s operating cash flows. The following table reconciles selected lines from the company’s fiscal years of 2016 and 2015 Consolidated Statements of Cash Flows from the previously reported amounts to the revised amounts:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities:
Net (Loss) Income	$(466)	$6	$(460)	$492	$(26)	$466
Income from Continuing Operations	627	6	633	866	(26)	840

Undistributed equity in net income of unconsolidated affiliates	$(69)	$(6)	$(75)	$(79)	$26	$(53)

Xerox 2017 Annual Report 79

Note 3 – Segment and Geographic Area Reporting
Segment Discussion
Following the separation of the BPO business, we realigned our operations to better manage the business and serve our customers and the markets in which we operate. In 2017 we transitioned to a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this transition and change in structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions, by management and the Board, are largely based upon an analysis of Xerox on a total company basis, including assessments related to the Company’s incentive compensation plans.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for the three years ended December 31:

	Revenues			Long-Lived Assets (1)
	2017	2016	2015	2017	2016
United States	$6,064	$6,403	$6,734	$770	$824
Europe	2,697	2,861	3,155	355	359
Other areas	1,504	1,507	1,576	167	178
Total Revenues and Long-Lived Assets	$10,265	$10,771	$11,465	$1,292	$1,361
_____________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Internal use software, net and (iv) Product software, net.

Note 4 – Acquisitions
2017 Acquisitions
During 2017, Xerox focused on increasing its Small and Mid-sized (SMB) coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions. During 2017, distribution acquisitions totaled $87 and included the acquisition of MT Business Technologies, Inc. (MT Business), an Ohio-based multi-brand dealer, and two smaller multi-brand dealers in Iowa and North and South Carolina. MT Business provides office equipment, productivity solutions and managed print services to organizations throughout Ohio and southeastern Michigan. The acquisition of MT Business opens new market opportunities in Ohio, including large metropolitan areas such as Cleveland and Columbus.
2017 Summary
Our 2017 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the acquisitions described above are not material to our financial statements and are included within our results from the respective acquisition dates. Our 2017 acquisitions contributed aggregate revenues of approximately $54 to our 2017 total revenues from their respective acquisition dates. The purchase prices for these acquisitions were all cash and were primarily allocated to intangible assets and goodwill based on management's estimates which included, in certain situations, third-party valuations. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Of the goodwill recorded in 2017, 100% is expected to be deductible for tax purposes. Refer to Note 11 - Goodwill and Intangible Assets, Net for additional information.

Xerox 2017 Annual Report 80

The following table summarizes the purchase price allocations for our 2017 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2017 Acquisitions
Accounts/finance receivables		$8
Intangible assets:
Customer relationships	10	17
Trademarks	20	10
Non-compete agreements	3	1
Goodwill		44
Other assets		18
Total Assets Acquired		98
Liabilities assumed		(11)
Total Purchase Price		$87
2016 and 2015 Acquisitions
Acquisitions in 2016 and 2015 were $30 and $13, in cash, respectively, and related to the acquisition of two equipment dealers in 2016 and two in 2015 as part of the continued strategy to expand distribution in under-represented markets as part of our Global Imaging Systems network.
2016 and 2015 Summary
All of our 2016 and 2015 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2016 and 2015 acquisitions described above are not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices for these acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Refer to Note 11 - Goodwill and Intangible Assets, Net for additional information. Our 2016 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $26 and $14 to our 2017 and 2016 total revenues, respectively. Our 2015 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $10, $10 and $3 to our 2017, 2016 and 2015 total revenues, respectively.

Note 5 – Divestitures
Discontinued Operations
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations results for all periods presented. Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge of $935 was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business. This charge is reported in the Loss from discontinued operations, net of tax, for the year ended December 31, 2016.
We incurred total separation costs of $9 and $159 in 2017 and 2016, respectively, and these costs are included in Loss from discontinued operations, net of tax, in the accompanying Consolidated Statements of Income (Loss). Separation costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services related to the Separation transaction as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and information management to the extent not capitalized. Separation costs also include the costs associated with bonuses and restricted stock grants awarded to employees for retention through the Separation.
Xerox and Conduent entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition service agreement, a tax matters agreement, an employee matters agreement, an intellectual property agreement and a trademark license agreement. The transition services primarily involve Xerox providing services to Conduent related to

Xerox 2017 Annual Report 81

information technology and human resource infrastructure and are all expected to be for terms of no more than one year post-separation. In addition, Xerox is also party to various commercial agreements with Conduent entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Conduent were not material.
In connection with the Separation, Conduent made a net distribution to Xerox of approximately $1.8 billion prior to the Distribution Date. Xerox used a portion of the cash distribution proceeds to repay the $1.0 billion Senior Unsecured Term Facility in January 2017, which was required to be repaid upon completion of the Separation. This $1.0 billion of cash and debt was excluded from the Cash and cash equivalents and Total Debt at December 31, 2016, respectively, and was reported in Current Assets and Current Liabilities of discontinued operations at December 31, 2016, respectively. Interest expense associated with this borrowing incurred during 2016 was included in Loss from discontinued operations, net of tax. Xerox used the balance of the proceeds received as well as cash on hand to repay $1.0 billion of Senior Notes that came due in the first quarter 2017. Refer to Note 14 - Debt for additional information.
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
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31, 2017
	Conduent	ITO	Total
Revenue	$—	$—	$—

Loss from operations(1)	$(9)	$—	$(9)
Loss on disposal	—	—	—
Net loss before income taxes	(9)	—	(9)
Income tax benefit(2)	12	—	12
Income from discontinued operations, net of tax	$3	$—	$3
_____________

(1)	2017 includes $9 of Separation related costs.

(2)	Primarily reflects changes in estimates.

	Year Ended December 31, 2016
	Conduent	ITO	Total
Revenue	$6,355	$—	$6,355

Loss from operations(1)	$(1,343)	$—	$(1,343)
Loss on disposal	—	—	—
Net loss before income taxes	(1,343)	—	(1,343)
Income tax benefit	250	—	250
Loss from discontinued operations, net of tax	$(1,093)	$—	$(1,093)
_____________

(1)
2016 includes $159 of Separation related costs and $18 of interest on the $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation, and therefore was also reported in the loss from discontinued operations.

Xerox 2017 Annual Report 82

	Year Ended December 31, 2015
	Conduent	ITO	Total
Revenue	$6,604	$619	$7,223

(Loss) income from operations	$(511)	$104	$(407)
Loss on disposal	—	(101)	(101)
Net (loss) income before income taxes	(511)	3	(508)
Income tax benefit (expense)	215	(81)	134
Loss from discontinued operations, net of tax	$(296)	$(78)	$(374)
The following is a summary of selected financial information of Conduent for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Cost and Expenses:
Cost of services	$5,456	$5,923
Other Expenses	2,065	1,192
Total Costs and Expenses	$7,521	$7,115

Selected amounts included in Costs and Expenses:
Depreciation of buildings and equipment	$130	$126
Amortization of internal use software	49	51
Amortization of product software	61	65
Amortization of acquired intangible assets	280	250
Amortization of customer contract costs	93	108
Operating lease rent expense	378	389
Defined contribution plans	35	34
Interest expense (1)	13	8
Goodwill impairment charge (2)	935	—

Expenditures:
Cost of additions to land, buildings and equipment	$150	$126
Cost of additions to internal use software	39	26
Customer-related deferred set-up/transition and inducement costs	62	55
_____________

(1)
Represents interest on Conduent third-party borrowings only that were transferred to Conduent as part of the Distribution. 2016 amount excludes $18 of interest associated with the $1.0 billion Senior Unsecured Term Facility noted above. No additional interest expense was allocated to discontinued operations for the year ended December 31, 2016 and 2015.

(2)
Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business.

Xerox 2017 Annual Report 83

The following is a summary of the major categories of assets and liabilities that were transferred to Conduent as of December 31, 2016:

December 31, 2016
Cash and cash equivalents	$390
Accounts receivable, net	1,287
Other current assets	239
Total current assets of discontinued operations	1,916
Land, buildings and equipment, net	283
Intangible assets, net	1,144
Goodwill	3,889
Other long-term assets	477
Total long-term assets of discontinued operations	5,793
Total Assets of Discontinued Operations	$7,709

Current portion of long-term debt	$28
Accounts payable	159
Accrued pension and benefit costs	284
Unearned income	208
Other current liabilities	742
Total current liabilities of discontinued operations	1,421
Long-term debt	1,913
Pension and other benefit liabilities	173
Other long-term liabilities	757
Total long-term liabilities of discontinued operations	2,843
Total Liabilities of Discontinued Operations	$4,264

As a result of the Separation, the Company distributed $3,445 in net assets of Conduent, which has been reflected as a reduction to Preferred Stock of $142, Retained Earnings of $3,829 and Accumulated other comprehensive loss of $526 in the accompanying Consolidated Balance Sheet and Consolidated Statements of Shareholders' Equity as of December 31, 2016.
Other Divestitures
Xerox Research Centre Europe in Grenoble
In August 2017, we completed the sale of the Xerox Research Centre Europe in Grenoble, France to Naver Corporation (Naver). The selling price was approximately $23 and included a license agreement and the transfer of liabilities. The net assets and expenses of the sale were approximately $10, including approximately $6 of Goodwill, resulting in a pre-tax gain of $13 ($4 after-tax), which is included in Other expenses, net in the Consolidated Statements of Income (Loss) for the year ended December 31, 2017. The sale included the transfer of approximately 80 researchers and administrative staff who became part of Naver.

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2017	2016
Invoiced	$1,048	$651
Accrued	368	374
Allowance for doubtful accounts	(59)	(64)
Accounts Receivable, Net	$1,357	$961

Xerox 2017 Annual Report 84

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. Prior to the fourth quarter 2017, we had facilities in the U.S., Canada and several countries in Europe that enabled us to sell certain accounts receivable, without recourse, to third-parties. The accounts receivable sold were generally short-term trade receivables with payment due dates of less than 60 days. In connection with the efforts of our Strategic Transformation Program to reduce costs and simplify our business processes, during the fourth quarter 2017 we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe, which resulted in a one-time reduction in our operating cash flows. The remaining accounts receivable sales facility in Europe enables us to sell receivables associated with our distributor network on an ongoing basis without recourse. Under this remaining arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
In the sales arrangements terminated in the fourth quarter 2017, a portion of the sales proceeds was normally held back by the purchaser and payment was deferred until collection of the related sold receivables. Our risk of loss following the sales of accounts receivable under these programs was limited to the outstanding amount deferred. These balances were included in Other current assets in the accompanying Consolidated Balance Sheets and the balance at December 31, 2016 was $48. Due to the termination of these programs in the fourth quarter 2017, there is no remaining balance deferred at December 31, 2017. We reported the collections on these balances as operating cash flows in the Consolidated Statements of Cash Flows because they were the result of an operating activity and the associated interest rate risk was considered de minimis due to their short-term nature.
Of the accounts receivable sold and derecognized from our balance sheet, $161 and $531 remained uncollected as of December 31, 2017 and 2016, respectively. Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2017	2016	2015
Accounts receivable sales	$1,733	$2,267	$2,142
Deferred proceeds	164	233	247
Loss on sale of accounts receivable	10	16	13

Note 7 – Finance Receivables, Net
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2017	2016
Gross receivables	$4,354	$4,380
Unearned income	(494)	(526)
Subtotal	3,860	3,854
Residual values	—	—
Allowance for doubtful accounts	(108)	(110)
Finance Receivables, Net	3,752	3,744
Less: Billed portion of finance receivables, net	112	90
Less: Current portion of finance receivables not billed, net	1,317	1,256
Finance Receivables Due After One Year, Net	$2,323	$2,398

Xerox 2017 Annual Report 85

Contractual maturities of our gross finance receivables as of December 31, 2017 were as follows (including those already billed of $112):

2018	2019	2020	2021	2022	Thereafter	Total
$1,686	$1,211	$827	$454	$163	$13	$4,354
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
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates in the U.S. remained steady and did not change significantly during 2017 and 2016. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $11 in 2017 as compared to $15 in 2016, reflecting continued stabilization of Europe from the credit issues that began back in 2011.
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2015(1)	$54	$17	$45	$2	$118
Provision	10	3	11	—	24
Charge-offs	(12)	(8)	(15)	—	(35)
Recoveries and other(3)	3	4	(4)	—	3
Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	11	2	4	—	17
Charge-offs	(12)	(5)	(11)	—	(28)
Recoveries and other(3)	2	2	5	—	9
Balance at December 31, 2017	$56	$15	$35	$2	$108
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2016(4)	$2,138	$378	$1,286	$52	$3,854
December 31, 2017(4)	$2,029	$397	$1,362	$72	$3,860
 _____________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified as Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $108 and $110 at December 31, 2017 and 2016, respectively.

Xerox 2017 Annual Report 86

In the U.S. and Canada, customers are further evaluated or segregated by class based on industry sector. The primary customer classes are Finance & Other Services, Government & Education, Graphic Arts, Industrial, Healthcare and Other. In Europe, customers are further grouped by class based on the country or region of the customer. The primary customer classes include the U.K./Ireland, France and the following European regions - Central, Nordic and Southern. These groupings or classes are used to understand the nature and extent of our exposure to credit risk arising from finance receivables.
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

•
Non-investment grade: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. This rating generally equates to a BB S&P rating. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category are generally in the range of 2% to 5%.

•
Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade evaluation when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are generally in the range of 7% to 10%.

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2017				December 31, 2016(4)
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$199	$345	$75	$619	$215	$343	$60	$618
Government and education	490	61	6	557	535	56	17	608
Graphic arts	84	97	141	322	135	106	106	347
Industrial	82	84	14	180	88	82	14	184
Healthcare	88	48	9	145	92	39	12	143
Other	68	98	40	206	90	106	42	238
Total United States	1,011	733	285	2,029	1,155	732	251	2,138
Finance and other services	54	42	27	123	54	43	15	112
Government and education	48	5	5	58	52	6	2	60
Graphic arts	34	35	27	96	39	37	24	100
Industrial	20	12	11	43	21	13	6	40
Other	36	25	16	77	33	25	8	66
Total Canada	192	119	86	397	199	124	55	378
France	234	226	22	482	181	222	51	454
U.K/Ireland	106	150	10	266	95	148	10	253
Central(1)	189	149	16	354	182	148	19	349
Southern(2)	52	144	13	209	36	131	14	181
Nordic(3)	29	21	1	51	26	22	1	49
Total Europe	610	690	62	1,362	520	671	95	1,286
Other	38	28	6	72	35	15	2	52
Total	$1,851	$1,570	$439	$3,860	$1,909	$1,542	$403	$3,854
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

(4)	The December 31, 2016 amounts have been reclassified to conform to 2017 presentation.

Xerox 2017 Annual Report 87

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

	December 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$18	$3	$1	$22	$597	$619	$12
Government and education	18	3	3	24	533	557	21
Graphic arts	12	1	—	13	309	322	6
Industrial	6	1	1	8	172	180	4
Healthcare	5	1	1	7	138	145	5
Other	7	1	1	9	197	206	3
Total United States	66	10	7	83	1,946	2,029	51
Canada	8	2	1	11	386	397	17
France	6	—	—	6	476	482	22
U.K./Ireland	3	—	—	3	263	266	—
Central(1)	1	2	—	3	351	354	6
Southern(2)	4	1	1	6	203	209	6
Nordic(3)	—	—	—	—	51	51	—
Total Europe	14	3	1	18	1,344	1,362	34
Other	3	—	—	3	69	72	—
Total	$91	$15	$9	$115	$3,745	$3,860	$102

	December 31, 2016
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$13	$3	$1	$17	$601	$618	$11
Government and education	10	4	3	17	591	608	25
Graphic arts	13	1	—	14	333	347	5
Industrial	4	1	1	6	178	184	5
Healthcare	3	1	1	5	138	143	5
Other	9	2	1	12	226	238	5
Total United States	52	12	7	71	2,067	2,138	56
Canada	3	—	—	3	375	378	8
France	3	—	—	3	451	454	20
U.K./Ireland	2	1	—	3	250	253	1
Central(1)	2	1	—	3	346	349	5
Southern(2)	5	1	1	7	174	181	6
Nordic(3)	1	—	—	1	48	49	1
Total Europe	13	3	1	17	1,269	1,286	33
Other	3	—	—	3	49	52	—
Total	$71	$15	$8	$94	$3,760	$3,854	$97
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2017 Annual Report 88

Sale of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There have been no transfers or sales of finance receivables since 2013. We continued to service the sold receivables and record servicing fee income over the expected life of the associated receivables. The following is a summary of our prior sales activity:

	Year Ended December 31,
	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
The principal value of the finance receivables derecognized from our balance sheet associated with these sales was $76 at December 31, 2016. During 2017, we exercised the various clean-up calls we, as the servicer, held on the sold receivables and, accordingly, repurchased the remaining balances of the previously derecognized receivables and terminated the programs. The amounts repurchased were not material.
The ultimate purchaser of the transferred receivables had no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $24 at December 31, 2016 and were included in Other current assets and Other long-term assets in the accompanying Consolidated Balance Sheets. Due to the repurchase of receivables during 2017, there is no remaining balance of beneficial interests at December 31, 2017. We reported collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests were the result of an operating activity and the associated interest rate risk was deemed de minimis considering the weighted average life of the sold receivables was less than two years.

Note 8 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2017	2016
Finished goods	$777	$713
Work-in-process	49	47
Raw materials	89	81
Total Inventories	$915	$841
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2017	2016
Equipment on operating leases	$1,546	$1,468
Accumulated depreciation	(1,092)	(993)
Equipment on Operating Leases, Net	$454	$475
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2018	2019	2020	2021	2022	Thereafter
$313	$208	$131	$66	$24	$2
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2017, 2016 and 2015 amounted to $119, $132 and $139, respectively.

Xerox 2017 Annual Report 89

Note 9 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2017	2016
Land		$22	$20
Building and building equipment	25 to 50	909	892
Leasehold improvements	Varies	192	238
Plant machinery	5 to 12	1,214	1,225
Office furniture and equipment	3 to 15	651	657
Other	4 to 20	54	70
Construction in progress		30	33
Subtotal		3,072	3,135
Accumulated depreciation		(2,443)	(2,475)
Land, Buildings and Equipment, Net		$629	$660
Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$136	$148	$151
Operating lease expense	161	157	164
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were $35 and $31 at December 31, 2017 and 2016, respectively.
Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2017 were as follows:

2018	2019	2020	2021	2022	Thereafter
$127	$100	$77	$55	$42	$48
Internal Use Software

	Year Ended December 31,
Additions to:	2017	2016	2015
Internal use software	$36	$45	$64

	December 31,
Capitalized costs, net:	2017	2016
Internal use software	$209	$218
Useful lives of our internal use software generally vary from three to seven years.

Note 10 – Investment in Affiliates, at Equity
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2017	2016
Fuji Xerox	$1,366	$1,219
Other	38	75
Investments in Affiliates, at Equity	$1,404	$1,294

Xerox 2017 Annual Report 90

 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2017	2016	2015
Fuji Xerox	$102	$114	$91
Other	13	13	18
Total Equity in Net Income of Unconsolidated Affiliates	$115	$127	$109
Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,366 at December 31, 2017, differs from our implied 25% interest in the underlying net assets, or $1,455, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information regarding the results of a review of accounting practices at Fuji Xerox and the associated impact of adjustments from that review on previously reported Equity in net income of unconsolidated affiliates. The 2016 and 2015 summarized financial information below for Fuji Xerox has likewise been revised accordingly to reflect the impact of those adjustments.
Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2017	2016	2015
Summary of Operations
Revenues	$9,638	$10,149	$9,832
Costs and expenses	9,072	9,460	9,225
Income before income taxes	566	689	607
Income tax expense	144	206	218
Net Income	422	483	389
Less: Net income - noncontrolling interests	5	8	7
Net Income - Fuji Xerox	$417	$475	$382
Balance Sheet
Assets:
Current assets	$4,315	$4,313	$4,350
Long-term assets	4,488	4,516	4,777
Total Assets	$8,803	$8,829	$9,127
Liabilities and Equity:
Short-term debt	$428	$681	$780
Other current liabilities	2,079	2,001	2,011
Long-term debt	76	283	584
Other long-term liabilities	369	587	521
Noncontrolling interests	33	31	31
Fuji Xerox shareholders' equity	5,818	5,246	5,200
Total Liabilities and Equity	$8,803	$8,829	$9,127

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2017	2016	2015
Summary of Operations	Weighted average rate	112.14	108.76	120.97
Balance Sheet	Year-end rate	112.87	116.53	120.49
Transactions with Fuji Xerox
We receive dividends from Fuji Xerox, which are reflected as a reduction in our investment. Additionally, we have a Technology Agreement with Fuji Xerox whereby we receive royalty payments for their use of our Xerox brand

Xerox 2017 Annual Report 91

trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. These payments are included in Services, maintenance and rentals revenues in the Consolidated Statements of Income (Loss). We also have arrangements with Fuji Xerox whereby we purchase inventory from and sell inventory to Fuji Xerox. Pricing of the transactions under these arrangements is based upon terms the Company believes to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs.
Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2017	2016	2015
Dividends received from Fuji Xerox	$46	$47	$51
Royalty revenue earned	103	110	105
Inventory purchases from Fuji Xerox	1,585	1,641	1,728
Inventory sales to Fuji Xerox	58	80	108
R&D payments received from Fuji Xerox	1	1	1
R&D payments paid to Fuji Xerox	14	13	7
As of December 31, 2017 and 2016, net amounts due to Fuji Xerox were $331 and $273, respectively.
Refer to Note 24 - Subsequent Event for additional information about the agreement between Fujifilm and the Company to combine the Company and Fuji Xerox.
Note 11 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2015	$3,951
Foreign currency translation	(183)
Acquisitions:
Imagetek	10
Other	9
Balance at December 31, 2016	$3,787
Foreign currency translation	105
Acquisitions:
MT Business	33
Other	11
Divestiture(1)	(6)
Balance at December 31, 2017	$3,930
_____________

(1)	Relates to the sale of Xerox Research Centre Europe in Grenoble, France to Naver. Refer to Note 5 - Divestitures for additional information regarding this divestiture.
Intangible Assets, Net
Net intangible assets were $268 at December 31, 2017. Intangible assets were comprised of the following:

		December 31, 2017			December 31, 2016
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$319	$236	$83	$508	$410	$98
Distribution network	25 years	123	89	34	123	84	39
Trademarks	20 years	261	120	141	250	107	143
Technology and non-compete	14 years	16	6	10	15	5	10
Total Intangible Assets		$719	$451	$268	$896	$606	$290

Xerox 2017 Annual Report 92

 Amortization expense related to intangible assets was $53, $58, and $60 for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $51 in 2018, $50 in 2019, $38 in 2020 and $19 in each of the years 2021 and 2022.

Note 12 – Restructuring and Asset Impairment Charges
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
A summary of our restructuring program activity during the three years ended December 31, 2017 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2014	$83	$1	$—	$84
Restructuring provision	35	2	7	44
Reversals of prior accruals	(16)	(1)	—	(17)
Net Current Period Charges(1)	19	1	7	27
Charges against reserve and currency	(84)	(1)	(7)	(92)
Balance at December 31, 2015	$18	$1	$—	$19
Restructuring provision	224	28	—	252
Reversals of prior accruals	(16)	(1)	(5)	(22)
Net Current Period Charges(1)	208	27	(5)	230
Charges against reserve and currency	(122)	(5)	5	(122)
Balance at December 31, 2016	$104	$23	$—	$127
Restructuring provision	225	4	7	236
Reversals of prior accruals	(29)	(6)	—	(35)
Net Current Period Charges(1)	196	(2)	7	201
Charges against reserve and currency	(192)	(20)	(7)	(219)
Balance at December 31, 2017	$108	$1	$—	$109
_____________

(1)	Represents net amount recognized within the Consolidated Statements of Income (Loss) for the years shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
Charges against reserve and currency	$(219)	$(122)	$(92)
Asset impairments	7	—	7
Effects of foreign currency and other non-cash items	(12)	4	6
Restructuring Cash Payments	$(224)	$(118)	$(79)

Xerox 2017 Annual Report 93

Note 13 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2017	2016
Other Current Assets
Income taxes receivable	$43	$50
Royalties, license fees and software maintenance	18	21
Restricted cash	1	92
Prepaid expenses	43	45
Derivative instruments	2	88
Deferred purchase price from sales of accounts receivables	—	48
Beneficial interests - sales of finance receivables	—	8
Advances and deposits	27	15
Other	102	125
Due from Conduent	—	127
Total Other Current Assets	$236	$619
Other Current Liabilities
Income taxes payable	$7	$45
Other taxes payable	91	78
Interest payable	43	55
Restructuring reserves	106	121
Derivative instruments	25	39
Product warranties	6	7
Dividends payable	73	91
Distributor and reseller rebates/commissions	175	120
Servicer liabilities	—	62
Unearned income and other revenue deferrals	170	187
Other	211	290
Total Other Current Liabilities	$907	$1,095
Other Long-term Assets
Income taxes receivable	$10	$14
Prepaid pension costs	193	17
Derivative instruments	1	4
Net investment in TRG	—	126
Internal use software, net	209	218
Product software, net	—	8
Restricted cash	74	87
Debt issuance costs, net	5	3
Customer contract costs, net	10	7
Beneficial interest - sales of finance receivables	—	16
Deferred compensation plan investments	18	15
Other	162	168
Total Other Long-term Assets	$682	$683
Other Long-term Liabilities
Deferred taxes	$42	$42
Income taxes payable	21	16
Environmental reserves	9	9
Restructuring reserves	3	6
Other	131	120
Total Other Long-term Liabilities	$206	$193

Xerox 2017 Annual Report 94

Restricted Cash
As more fully discussed in Note 19 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. In addition, as more fully discussed in Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net, we continue to service the receivables sold under most of our receivable sale agreements. As servicer, we may collect cash related to sold receivables prior to year-end that will be remitted to the purchaser the following year. Since we are acting on behalf of the purchaser in our capacity as servicer, such cash collected is reported as restricted cash. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash amounts were as follows:

	December 31,
	2017	2016
Tax and labor litigation deposits in Brazil	$72	$85
Escrow and cash collections related to receivable sales	—	62
Other restricted cash	3	32
Total Restricted Cash	$75	$179
Net Investment in TRG
In December 2017, we received $127 representing the final payment on the performance-based instrument we received from our 1997 sale of The Resolution Group (TRG). The final payment was reported as Other investing cash flows in the Consolidated Statements of Cash Flows. The remaining liabilities associated with our discontinued operations of $13, were reclassified to Other Current and Long-Term Liabilities. The funds received from this instrument were partially used to fund an additional contribution of approximately $105 (GBP 80 million) to our U.K. Pension Plan for salaried employees. The contribution was accordingly reported in operating cash flows in the Consolidated Statements of Cash Flows.
Due from Conduent
The balance Due from Conduent at December 31, 2016 includes the following amounts:

Due from/(to) Conduent	December 31, 2016
Cash adjustment	$161
Taxes payable	(32)
Other	(2)
Total Due from Conduent	$127
In January 2017, as provided for in the Separation Agreement, we received a distribution from Conduent of $161 representing the final adjustment required to set Conduent's cash balance at $225 as of the Separation. The cash receipt was reported in Other financing, net cash flows in the Consolidated Statements of Cash Flows as it represented an adjustment to our Distribution of Conduent. The income tax payable represented the final adjustment for income tax payments between the two companies for their consolidated 2016 tax returns, which were the last returns filed on a consolidated basis. The tax sharing between the two companies was based on a separate return basis, as if Conduent filed a separate tax return. The balance due to Conduent was substantially settled in 2017 and included in income tax payments for the year ended December 31, 2017.
Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
Note 14 – Debt
Short-term borrowings were as follows:

	December 31,
	2017	2016
Notes Payable	$6	$4
Current maturities of long-term debt	276	1,007
Total Short-term Debt	$282	$1,011

Xerox 2017 Annual Report 95

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of Income (Loss).
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2017(3)	2017	2016
Xerox Corporation
Senior Notes due 2017 (1)			$—	$500
Senior Notes due 2017 (1)			—	500
Notes due 2018	0.57%	0.57%	1	1
Senior Notes due 2018	6.35%	6.09%	265	1,000
Senior Notes due 2019	2.75%	2.58%	406	500
Senior Notes due 2019	5.63%	5.48%	554	650
Senior Notes due 2020	2.80%	2.50%	313	400
Senior Notes due 2020	3.50%	3.47%	362	400
Senior Notes due 2020	2.75%	2.67%	375	400
Senior Notes due 2021	4.50%	5.39%	1,062	1,062
Senior Notes due 2022	4.07%	4.07%	300	—
Senior Notes due 2023	3.63%	3.64%	1,000	—
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Notes			$5,538	$6,313
Other Debt
Capital lease obligations		4.11%	$35	$31
Other			—	1
Subtotal - Other Debt			$35	$32

Principal debt balance			$5,573	$6,345
Unamortized discount			(35)	(43)
Debt issuance costs			(32)	(21)
Fair value adjustments(2)
Terminated swaps			4	27
Current swaps			1	4
Less: current maturities			(276)	(1,007)
Total Long-term Debt			$5,235	$5,305
_____________

(1)	Senior Notes maturing in 2017 were paid in part from funds received in the distribution from Conduent as part of the Separation. Refer to Note 5 - Divestitures for additional information.

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

(3)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2018(1)	2019	2020	2021	2022	Thereafter	Total
$274	$968	$1,059	$1,069	$301	$1,902	$5,573
_____________

(1)	Quarterly long-term debt maturities from continuing operations for 2018 are $2, $268, $2 and $2 for the first, second, third and fourth quarters, respectively.

Xerox 2017 Annual Report 96

Senior Notes
In September 2017, we issued $1.0 billion of 3.625% Senior Notes due March 2023 (the "2023 Senior Notes") at 99.920% of par resulting in aggregate net proceeds of approximately $992. Interest on these Senior Notes is payable semi-annually. Debt issuance costs of approximately $8 were paid and deferred in connection with the issuance and will be amortized over the term of the Senior Notes. The debt proceeds were used for general corporate purposes, which included a voluntary cash contribution of $500 to our U.S. defined benefit pension plans as well as the early redemption of certain debt.
In October 2017, we completed the early redemption of $475 of the remaining $740 of 6.35% Senior Notes due May 2018. The redemption resulted in a net loss of $7 being recorded in the fourth quarter 2017.
Refer to Note 17 - Employee Benefit Plans for further information regarding the voluntary contribution made to our U.S. defined benefit pension plans.
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
We deferred $5 of debt issuance costs in connection with this amendment, which includes approximately $2 of unamortized deferred debt issuance costs associated with the existing Credit Facility. The write-off of debt issuance costs associated with lenders who reduced their participation in the amended and restated Credit Facility were not material. At December 31, 2017 and 2016, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
The amended and restated $1.8 billion Credit Agreement also includes revisions to pricing as well as certain financial covenants as follows:
Borrowings under the amended and restated Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the new Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2017, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.175% and 1.175%, respectively.
An annual facility fee is payable to each lender in the amended and restated Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of December 31, 2017 the applicable rate is 0.200%.
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
On February 15, 2018, we entered into an Amendment No. 1 to the Credit Agreement, which among other things, modifies the “change of control” provisions of the Credit Agreement to permit the consummation of the Fujifilm Transactions. See Note 24 - Subsequent Event for additional information regarding the Fujifilm Transactions.

Xerox 2017 Annual Report 97

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
The new Senior Notes bear a fixed coupon rate of 4.07% and become due in March 2022. There were no other significant changes to the terms between the old and new Senior Notes. We recorded a loss of approximately $9 for the exchange premium and other carrying value adjustments related to the portion of the old notes exchanged for cash. However, the old notes exchanged for the new Senior Notes were accounted for as a debt modification and therefore approximately $9 related to the exchange premium and other carrying value adjustments for that portion was carried over as an adjustment to the carrying value of new Senior Notes and is expected to be accreted over the term of the new Senior Notes. Transaction costs incurred on the exchange and paid to third parties of $4 were expensed as part of the loss.
Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $2.0 billion outstanding at any time. Aggregate CP and Credit Facility borrowings may not exceed $1.8 billion outstanding at any time. The maturities of the CP Notes will vary, but may not exceed 390 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at market rates. We had no CP outstanding at December 31, 2017 and 2016.
Interest
Interest paid on our short-term and long-term debt amounted to $268, $352 and $365 for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2017	2016	2015
Interest paid - continuing operations	$268	$332	$356
Interest paid - discontinued operations	—	20	9
Total interest paid on debt	$268	$352	$365
Interest expense and interest income was as follows:

	Year Ended December 31,
	2017	2016	2015
Interest expense(1)	$252	$309	$346
Interest income(2)	302	330	352
_____________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income (Loss).

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of (Loss) Income.
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

Xerox 2017 Annual Report 98

Note 15 – Financial Instruments
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
Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2017, 2016 and 2015, the amortization of these fair value adjustments reduced interest expense by $13, $19 and $22, respectively, and we expect to record a net decrease in interest expense of $4 in future years through 2022.
Fair Value Hedges
As of December 31, 2017 and 2016, pay variable/received fixed interest rate swaps with notional amounts of $300 and $300, respectively, and net asset fair value of $1 and $4, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2017 or 2016.
The following is a summary of our fair value hedges at December 31, 2017:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$1	2.80%	4.50%	Libor	2021
Foreign Exchange Risk Management
We are a global company, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases, and sales in foreign currency
At December 31, 2017, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,788, with terms of less than 12 months. Approximately 85% of these contracts at December 31, 2017 mature within three months, 8% in three to six months and 7% in six to twelve months.

Xerox 2017 Annual Report 99

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2017:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.S. Dollar/Euro	$406	$(4)
Japanese Yen/U.S. Dollar	356	(5)
Japanese Yen/Euro	308	(9)
Euro/U.K. Pound Sterling	263	1
Canadian Dollar/Euro	100	(4)
Euro/Canadian Dollar	94	(2)
U.S. Dollar/Canadian Dollar	58	—
Euro/Japanese Yen	38	—
Swiss Franc/Euro	22	—
U.S. Dollar/Russian Ruble	19	—
Euro/Danish Krone	18	—
Mexican Peso/U.S. Dollar	13	—
All Other	93	—
Total Foreign Exchange Hedging	$1,788	$(23)
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2017.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts were $14 and $20 as of December 31, 2017 and December 31, 2016, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2017	2016
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$6
	Other current liabilities	(15)	(26)
Interest rate swaps	Other long-term assets	1	4
	Net Designated Derivative Liability	$(13)	$(16)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$82
	Other current liabilities	(10)	(13)
	Net Undesignated Derivative (Liability) Asset	$(9)	$69

Summary of Derivatives	Total Derivative Assets	$3	$92
	Total Derivative Liabilities	(25)	(39)
	Net Derivative (Liability) Asset	$(22)	$53

Xerox 2017 Annual Report 100

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of (Loss) Gain Recognized in Income	Derivative (Loss) Gain Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2017	2016	2015	2017	2016	2015
Interest rate contracts	Interest expense	$(3)	$(3)	$2	$3	$3	$(2)

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative (Loss) Gain Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
	2017	2016	2015		2017	2016	2015
Foreign exchange contracts – forwards/options	$(28)	$20	$17	Cost of sales	$(35)	$42	$(23)
No amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of December 31, 2017, net after-tax losses of $12 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	2017	2016	2015
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(44)	$172	$17
During the three years ended December 31, 2017, we recorded Currency losses, net of $4, $13 and $2, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Xerox 2017 Annual Report 101

Note 16 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2017	2016
Assets
Foreign exchange contracts - forwards	$2	$88
Interest rate swaps	1	4
Deferred compensation investments in mutual funds	18	15
Total	$21	$107
Liabilities
Foreign exchange contracts - forwards	$25	$39
Deferred compensation plan liabilities	19	17
Total	$44	$56
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,293	$1,293	$2,223	$2,223
Accounts receivable, net	1,357	1,357	961	961
Short-term debt	282	283	1,011	1,015
Long-term debt	5,235	5,373	5,305	5,438
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

Note 17 – Employee Benefit Plans
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

Xerox 2017 Annual Report 102

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2017	2016	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation, January 1	$4,161	$4,126	$6,160	$6,308	$761	$855
Service cost	2	4	29	31	5	6
Interest cost	226	184	158	195	28	32
Plan participants' contributions	—	—	4	4	2	1
Actuarial loss (gain)	392	114	(29)	636	(16)	(75)
Currency exchange rate changes	—	—	635	(774)	10	4
Plan Amendments/Curtailments	—	—	(4)	—	—	—
Benefits paid/settlements	(606)	(275)	(246)	(234)	(66)	(62)
Other	5	8	(4)	(6)	(1)	—
Benefit Obligation, December 31	$4,180	$4,161	$6,703	$6,160	$723	$761

Change in Plan Assets:
Fair value of plan assets, January 1	$2,774	$2,806	$5,384	$5,353	$—	$—
Actual return on plan assets	381	220	453	804	—	—
Employer contributions	675	24	161	154	64	61
Plan participants' contributions	—	—	4	4	2	1
Currency exchange rate changes	—	—	557	(694)	—	—
Benefits paid/settlements	(606)	(275)	(246)	(234)	(66)	(62)
Other	—	(1)	(5)	(3)	—	—
Fair Value of Plan Assets, December 31	$3,224	$2,774	$6,308	$5,384	$—	$—

Net Funded Status at December 31(1)	$(956)	$(1,387)	$(395)	$(776)	$(723)	$(761)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$193	$17	$—	$—
Accrued compensation and benefit costs	(26)	(24)	(25)	(22)	(61)	(63)
Pension and other benefit liabilities	(930)	(1,363)	(563)	(771)	—	—
Post-retirement medical benefits	—	—	—	—	(662)	(698)
Net Amounts Recognized	$(956)	$(1,387)	$(395)	$(776)	$(723)	$(761)
  _____________

(1)	Includes under-funded and unfunded plans.

Xerox 2017 Annual Report 103

Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2017	2016	2017	2016	2017	2016
Net actuarial loss	$1,178	$1,094	$1,562	$1,741	$22	$37
Prior service credit	(7)	(9)	(28)	(28)	(26)	(29)
Total Pre-tax Loss	$1,171	$1,085	$1,534	$1,713	$(4)	$8

Accumulated Benefit Obligation	$4,179	$4,161	$6,483	$5,931
Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2017			December 31, 2016
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$3,830	$3,829	$3,224	$3,820	$3,820	$2,774
Non U.S.	814	799	723	4,535	4,368	4,194

Unfunded Plans:
U.S.	$350	$350	$—	$341	$341	$—
Non U.S.	496	485	—	445	436	—

Total Underfunded and Unfunded Plans:
U.S.	$4,180	$4,179	$3,224	$4,161	$4,161	$2,774
Non U.S.	1,310	1,284	723	4,980	4,804	4,194
Total	$5,490	$5,463	$3,947	$9,141	$8,965	$6,968

Our pension plan assets and benefit obligations at December 31, 2017 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$3,224	$3,830	$(606)
U.S. unfunded	—	350	(350)
Total U.S.	$3,224	$4,180	$(956)
U.K.	4,098	3,948	150
Canada	749	777	(28)
Other	1,461	1,978	(517)
Total	$9,532	$10,883	$(1,351)

Xerox 2017 Annual Report 104

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Costs:
Service cost	$2	$4	$4	$29	$31	$32	$5	$6	$7
Interest cost(1)	226	184	80	158	195	203	28	32	34
Expected return on plan assets(2)	(227)	(190)	(79)	(221)	(249)	(284)	—	—	—
Recognized net actuarial loss	21	26	24	79	65	70	1	2	1
Amortization of prior service credit	(2)	(2)	(2)	(4)	(3)	4	(4)	(5)	(18)
Recognized settlement loss	133	65	88	2	1	1	—	—	—
Recognized curtailment gain	—	—	—	(2)	—	—	—	—	(22)
Defined Benefit Plans	153	87	115	41	40	26	30	35	2
Defined contribution plans	25	30	33	29	31	33	n/a	n/a	n/a
Net Periodic Benefit Cost	178	117	148	70	71	59	30	35	2

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial (gain) loss	238	84	(74)	(273)	76	204	(16)	(75)	(4)
Prior service credit	—	—	—	(1)	—	(16)	—	—	(32)
Amortization of net actuarial loss	(154)	(92)	(112)	(81)	(66)	(71)	(1)	(2)	(1)
Amortization of net prior service credit	2	2	2	4	3	(4)	4	5	18
Curtailment gain	—	—	—	—	—	—	—	—	22
Total Recognized in Other Comprehensive Income	86	(6)	(184)	(351)	13	113	(13)	(72)	3
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$264	$111	$(36)	$(281)	$84	$172	$17	$(37)	$5
_____________

(1)
Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $257, $296 and $311 and interest expense (income) directly allocated to TRA participant accounts of $127, $83 and $(25) for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $321, $356 and $388 and actual investment income (loss) on TRA assets of $127, $83 and $(25) for the years ended December 31, 2017, 2016 and 2015, respectively.

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are $(83) and $6, respectively, excluding amounts that may be recognized through settlement losses. The prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $3 and no amount is expected to be amortized for net actuarial loss.
Plan Amendments
Retiree-Health Plan
In 2015, we amended our U.S. Retiree Health Plan to eliminate future benefit accruals for active salaried employees effective December 31, 2015. There was no change in benefits for union employees or existing retirees or employees that retired before December 31, 2015. As a result of this plan amendment, we recognized a pre-tax curtailment gain of $22 in 2015. The gain represented the recognition of deferred gains from other prior-year amendments (“prior service credits”) as a result of the discontinuation of the future benefit or service accrual period for active salaried employees.

Xerox 2017 Annual Report 105

Plan Assets
Current Allocation
As of the 2017 and 2016 measurement dates, the global pension plan assets were $9,532 and $8,158, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2017
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$2	$—	$—	$—	$2	$686	$—	$—	$—	$686
Equity Securities:
U.S.	104	—	—	31	135	310	24	—	—	334
International	134	—	—	52	186	441	676	—	127	1,244
Fixed Income Securities:
U.S. treasury securities	—	384	—	—	384	—	42	—	—	42
Debt security issued by government agency	—	127	—	—	127	—	1,938	—	—	1,938
Corporate bonds	—	1,866	—	—	1,866	—	784	—	—	784
Asset backed securities	—	—	—	—	—	—	—	—	—	—
Derivatives	—	(20)	—	—	(20)	—	74	—	—	74
Real estate	24	—	—	11	35	—	—	137	176	313
Private equity/venture capital	—	—	—	433	433	—	58	7	662	727
Guaranteed insurance contracts	—	—	—	—	—	—	—	100	—	100
Other(2)	33	—	—	43	76	6	60	—	—	66
Total Fair Value of Plan Assets	$297	$2,357	$—	$570	$3,224	$1,443	$3,656	$244	$965	$6,308
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient, have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial (liabilities) assets of $33 U.S. and $15 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

	December 31, 2016
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$—	$—	$—	$—	$—	$544	$—	$—	$—	$544
Equity Securities:
U.S.	320	—	—	68	388	266	42	—	—	308
International	258	—	—	160	418	358	722	—	127	1,207
Fixed Income Securities:
U.S. treasury securities	—	233	—	—	233	—	44	—	—	44
Debt security issued by government agency	—	65	—	—	65	—	1,654	—	—	1,654
Corporate bonds	—	1,052	—	—	1,052	—	618	—	—	618
Asset backed securities	—	2	—	—	2	—	1	—	—	1
Derivatives	—	(38)	—	—	(38)	—	64	—	—	64
Real estate	36	—	12	34	82	—	—	121	168	289
Private equity/venture capital	—	—	—	490	490	—	60	6	425	491
Guaranteed insurance contracts	—	—	—	—	—	—	—	104	—	104
Other(2)	15	—	—	67	82	6	54	—	—	60
Total Fair Value of Plan Assets	$629	$1,314	$12	$819	$2,774	$1,174	$3,259	$231	$720	$5,384
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial (liabilities) assets of $15 U.S. and $6 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

Xerox 2017 Annual Report 106

The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2015	$17	$145	$4	$120	$269
Purchases	—	1	2	2	5
Sales	(3)	(13)	(1)	(12)	(26)
Realized gains	—	6	—	1	7
Unrealized losses	(2)	(5)	(4)	(3)	(12)
Currency translation	—	(13)	5	(4)	(12)
Balance at December 31, 2016	$12	$121	$6	$104	$231
Purchases	—	1	—	—	1
Transfers out of Level 3	(7)	—	—	—	—
Sales	(5)	—	—	(2)	(2)
Realized losses	(9)	(1)	—	—	(1)
Unrealized gains (losses)	9	7	(16)	(15)	(24)
Currency translation	—	9	17	13	39
Balance at December 31, 2017	$—	$137	$7	$100	$244
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
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	12%	24%	30%	28%
Fixed income investments	73%	45%	48%	45%
Real estate	3%	5%	6%	5%
Private equity/venture capital	6%	12%	8%	9%
Other	6%	14%	8%	13%
Total Investment Strategy	100%	100%	100%	100%
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

Xerox 2017 Annual Report 107

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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2017	Estimated 2018
U.S. Plans	$675	$76
Non-U.S. Plans	161	116
Total	$836	$192

Retiree Health	$64	$62
The 2017 U.S. pension plan contributions of $675 include $650 contributed to our domestic tax-qualified defined benefit plans, which was comprised of $15 to meet the minimum funding requirements and $635 of additional voluntary contributions. The original estimate of 2017 voluntary contributions to our U.S. pension plans of $135 was increased by $500 to $635 as a result of funding provided from a Senior Note offering in the third quarter 2017. Refer to Note 14 - Debt for further information regarding the issuance of the Senior Notes.
There are no contributions required in 2018 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements. However, our estimated 2018 contributions include $50 of voluntary contributions to these plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2018	$528	$241	$769	$62
2019	301	246	547	60
2020	312	252	564	58
2021	293	260	553	57
2022	315	266	581	55
Years 2023-2027	1,456	1,436	2,892	239
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.6%	2.3%	4.0%	2.5%	4.3%	3.3%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.7%

	Retiree Health
	2017	2016	2015
Discount rate	3.5%	3.9%	4.1%

Xerox 2017 Annual Report 108

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2018		2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.6%	2.3%	4.0%	2.5%	4.3%	3.3%	3.9%	3.1%
Expected return on plan assets	5.8%	3.8%	7.0%	4.1%	7.5%	4.8%	7.5%	5.2%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%

	Retiree Health
	2018	2017	2016	2015
Discount rate	3.5%	3.9%	4.1%	3.8%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2017	2016
Health care cost trend rate assumed for next year	6.8%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.8%
Year that the rate reaches the ultimate trend rate	2026	2026
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	53	(46)
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $54 in 2017, $61 in 2016 and $66 in 2015.

Xerox 2017 Annual Report 109

Note 18 - Income and Other Taxes
Income before income taxes (pre-tax income) from continuing operations was as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic income	$399	$415	$613
Foreign income	171	153	311
Income Before Income Taxes	$570	$568	$924
Provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2017	2016	2015
Federal Income Taxes
Current	$7	$(15)	$(225)
Deferred(1)	411	(4)	300
Foreign Income Taxes
Current	62	71	73
Deferred	(21)	(13)	7
State Income Taxes
Current	13	15	(38)
Deferred	9	8	76
Total Provision	$481	$62	$193
_____________

(1)	Includes $400 estimated impact of the Tax Cuts and Jobs Act (the "Tax Act").
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses	1.2%	2.9%	1.1%
Effect of tax law changes	70.2%	1.2%	(1.0)%
Change in valuation allowance for deferred tax assets	1.0%	(1.4)%	(1.6)%
State taxes, net of federal benefit	2.3%	3.0%	2.2%
Audit and other tax return adjustments	(8.0)%	(4.1)%	1.3%
Tax-exempt income, credits and incentives	(2.9)%	(4.0)%	(1.8)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(15.2)%	(22.6)%	(15.3)%
Other	0.9%	0.9%	1.0%
Effective Income Tax Rate	84.5%	10.9%	20.9%
_____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, including discontinued operations, we paid a total of $84, $130 and $138 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2017, respectively.
Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2017	2016	2015
Pre-tax income	$481	$62	$193
Discontinued operations(1)	(12)	(250)	(134)
Common shareholders' equity:
Changes in defined benefit plans	63	15	59
Stock option and incentive plans, net	—	—	(18)
Cash flow hedges	5	(8)	15
Translation adjustments	1	2	—
Total Income Tax Expense (Benefit)	$538	$(179)	$115
_____________

(1)	Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

Xerox 2017 Annual Report 110

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
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2017, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at January 1	$165	$222	$207
Additions (Reductions) related to current year	1	(9)	36
Additions related to prior years positions	10	—	—
Reductions related to prior years positions	(46)	(31)	(5)
Settlements with taxing authorities(1)	(5)	—	(6)
Reductions related to lapse of statute of limitations	(3)	(2)	(9)
Currency	3	(2)	(1)
Tax Positions assumed in Conduent Separation	—	(13)	—
Balance at December 31	$125	$165	$222
_____________

(1)	Majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2017, 2016 and 2015 are $8, $5 and $9, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $5, $10 and $2 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2012. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2007.
Tax Cuts and Jobs Act (the "Tax Act")
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a transition tax on deemed repatriated earnings of foreign subsidiaries.
During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 reflecting the impact associated with the provisions of the Tax Act based on currently available information.
Foreign tax effects: The deemed repatriation tax is based on total post-1986 earnings and profits (E&P) that have previously been deferred from U.S. income taxes. We recorded a provisional charge for our deemed repatriation tax of $165. We expect to utilize our existing foreign tax credit carryforwards to settle the estimated deemed repatriation tax. We have not yet completed our calculation of the total post-1986 foreign E&P for our foreign subsidiaries. Further, the deemed repatriation tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we fully develop and finalize the calculations of post-1986 foreign E&P previously deferred from U.S. income taxes and the amounts held in cash or other specified assets. In addition, clarifications in the law and further legislative guidance that may be issued could impact this calculation.

Xerox 2017 Annual Report 111

Our estimated charge for the Tax Act also included a provisional charge of approximately $100 for other tax liabilities and adjustments resulting from our provisional estimate of the actual and anticipated distributions of our net accumulated foreign E&P. As a consequence of the Tax Act, we now provisionally no longer consider our foreign earnings indefinitely reinvested. This estimate is subject to refinement based on a final determination of the amount of our foreign earnings as well as the jurisdictions that will subject these earnings to tax.
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the new statutory income tax rate of 25%, inclusive of estimated state taxes. We recorded a provisional amount related to the remeasurement of our deferred tax balance of $135. However, we are still analyzing certain aspects of the Tax Act, evaluating the state tax implications, refining our calculations and assessing our position on various available elections, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
In summary, our estimated provisional charge incorporates assumptions made based on our current interpretation of the Tax Act as well as currently available information and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions, as well as actions we may take as a result of the Tax Act may also impact this estimated charge. In addition, certain tax positions will likely get finalized when we file our 2017 U.S. tax return, which will enable us to conclude whether any further adjustments are required to our net deferred tax balances in the U.S. as well as to the liability associated with the deemed repatriation tax. Any adjustments to these provisional amounts will be reported as a component of Income tax expense in the reporting period in which any such adjustments are determined. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in 2018, and other provisions of the Tax Legislation. The Company has elected to account for GILTI as period costs if and when incurred pursuant to the exposure draft issued by the FASB in January 2018.
Deferred Income Taxes
As of December 31, 2016, we did not provide any deferred taxes on undistributed earnings of our foreign subsidiaries and other foreign investments carried at equity since such undistributed earnings were determined to be indefinitely reinvested and we did not have any plans to initiate an action that would precipitate a deferred tax impact. During the fourth quarter of 2017, we changed our intent with regard to the net accumulated earnings and profits of our foreign subsidiaries and other foreign investments carried at equity. The change was prompted by the Tax Act enacted in December 2017 as discussed above. In connection with this change, we provided an estimate for the transition tax on the deemed repatriated foreign earnings as well as an estimate for state and foreign taxes on future distributions of net accumulated foreign earnings and profits.

Xerox 2017 Annual Report 112

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Research and development	$143	$289
Post-retirement medical benefits	183	276
Net operating losses	432	407
Operating reserves, accruals and deferrals	128	190
Tax credit carryforwards	646	751
Deferred and share-based compensation	43	76
Pension	308	660
Depreciation	106	8
Other	62	73
Subtotal	2,051	2,730
Valuation allowance	(435)	(416)
Total	$1,616	$2,314

Deferred Tax Liabilities
Unearned income and installment sales	$344	$633
Intangibles and goodwill	134	200
Unremitted earnings of foreign subsidiaries	140	9
Other	14	39
Total	$632	$881

Total Deferred Taxes, Net	$984	$1,433
The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $19 and $33, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2017, we had tax credit carryforwards of $646 available to offset future income taxes, of which $23 are available to carryforward indefinitely while the remaining $623 will expire 2018 through 2038 if not utilized. We also had net operating loss carryforwards for income tax purposes of $0.8 billion that will expire 2018 through 2038, if not utilized, and $1.8 billion available to offset future taxable income indefinitely.

Xerox 2017 Annual Report 113

Note 19 – Contingencies and Litigation
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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2017, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2017, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $600 with the decrease from the December 31, 2016 balance of $750, primarily related to closed cases partially offset by interest. With respect to the unreserved balance of $600, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2017 we had $72 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of $147 and $98, respectively, which include associated indexation. There were no liens on Brazilian assets as of December 31, 2017. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Xerox 2017 Annual Report 114

Litigation Against the Company
Transactions to Combine Xerox and Fuji Xerox: In February 2018, five complaints, including four purported class actions, were filed by Xerox shareholders in the Supreme Court of the State of New York, County of New York in connection with the proposed transactions to combine Xerox and Fuji Xerox. All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox’s directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the proposed transactions, and that Xerox and/or Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that all defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The lawsuits seek injunctive relief preventing the proposed transactions, and/or additional disclosures by Xerox’s directors, various directions to Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief. Xerox believes the lawsuits are meritless and will vigorously defend them. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in these litigations. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs, including an inability to close the proposed transactions.
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which makes substantially similar allegations and seeks similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary Judgment seeking judgment in Xerox's favor on all claims against it. The Defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.
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

Xerox 2017 Annual Report 115

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

Xerox 2017 Annual Report 116

Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2017 were $15, $15 and $22, respectively. Total product warranty liabilities as of December 31, 2017 and 2016 were $7 and $8, respectively.
Other Contingencies
We have issued or provided approximately $370 of guarantees as of December 31, 2017 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 20 - Preferred Stock
Series B Convertible Perpetual Preferred Stock
We have issued 180,000 shares of Series B Convertible Perpetual Preferred Stock, that have an aggregate liquidation value of $180 and a carrying value of $214. The Series B Convertible Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year). Each share of Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments.
If the closing price of our common stock exceeds $39.00 or 146.1% of the initial conversion price of $26.70 per share of common stock for 20 out of 30 consecutive trading days, we have the right to cause any or all of the Series B Convertible Perpetual Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. The Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.
Common stock share prices and amounts noted above related to the conversion of the Series B Convertible Perpetual Preferred Stock have all been adjusted to reflect the one-for-four reverse stock split previously disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

Xerox 2017 Annual Report 117

Note 21 – Shareholders’ Equity
As previously disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, a one-for-four reverse stock split became effective on June 14, 2017 for all authorized, issued and outstanding shares of Xerox common stock. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.
Preferred Stock
As of December 31, 2017, we had one class of preferred stock outstanding. See Note 20 - Preferred Stock for further information. We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share.
Common Stock
We have 437.5 million authorized shares of common stock, $1.00 par value per share. At December 31, 2017, 24 million shares were reserved for issuance under our incentive compensation plans, 12 million shares were reserved for debt to equity exchanges and approximately 7 million shares were reserved for conversion of the Series B convertible perpetual preferred stock.
Treasury Stock
We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholders' equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to our share repurchase programs from their inception in October 2005 through December 31, 2017. No shares were repurchased during 2017 or 2016 (shares in thousands):

Authorized share repurchase programs	$8,000
Share repurchase cost	$7,755
Share repurchase fees	$12
Number of shares repurchased	173,807
Of the cumulative $8.0 billion of share repurchase authority previously granted by our Board of Directors, approximately $245 of that authority remained available as of December 31, 2017.
The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2014	281,089	1,903
Stock based compensation plans, net	2,823	—
Acquisition of Treasury stock	—	28,800
Cancellation of Treasury stock	(30,703)	(30,703)
Balance at December 31, 2015	253,209	—
Stock based compensation plans, net	385	—
Balance at December 31, 2016	253,594	—
Stock based compensation plans, net	1,019	—
Balance at December 31, 2017	254,613	—

Xerox 2017 Annual Report 118

Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and non-qualified stock options. We grant stock-based awards in order to continue to attract and retain employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2017 and 2016, 16 million and 10 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense, pre-tax	$52	$50	$27
Income tax benefit recognized in earnings	20	19	10
Restricted Stock Units: Compensation expense is based upon the grant date market price and is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Shares: We grant officers, and selected executives and middle managers, PSs that vest contingent upon meeting pre-determined cumulative goals for Revenue, Earnings per Share (EPS) and Cash Flow from Operations, typically over a three-year performance period. If the cumulative three-year actual results exceed the stated targets, then all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant.
In 2017, the maximum overachievement that could be earned was changed to 100% (from 25%) for all participants to align their maximum overachievement with that of the officers and selected executives. Previously that level was only available to officers and certain senior executives. All PSs entitle the holder to one share of common stock, payable after a three-year service period and attainment of the stated goals.
Because of the difficulty in setting three-year performance goals that would appropriately take into account the Separation, PSs granted in 2015 and 2016 vested contingent upon achieving two-year and one-year performance goals, respectively.
The fair value of PSs is based upon the market price of our stock on the date of the grant. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2017 Annual Report 119

Summary of Stock-based Compensation Activity

	2017		2016		2015
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares(1)	Weighted Average Grant Date Fair Value(1)(2)	Shares(1)	Weighted Average Grant Date Fair Value(1)(2)
Restricted Stock Units
Outstanding at January 1	1,807	$30.10	598	$44.20	3,049	$38.00
Granted	1,436	31.39	1,793	38.28	200	44.32
Vested	(117)	36.99	(79)	38.48	(2,548)	31.44
Cancelled	(270)	29.03	(137)	40.48	(103)	37.08
Separation of Conduent	—	—	(786)	40.28	—	—
Shares granted in equity conversion	—	—	418	30.10	—	—
Outstanding at December 31	2,856	30.65	1,807	30.10	598	44.20

Performance Shares
Outstanding at January 1	5,054	$33.98	5,802	$46.68	5,180	$45.44
Granted	1,349	32.80	1,320	37.40	2,368	42.72
Vested	(1,413)	37.44	(8)	45.32	(817)	31.60
Cancelled	(1,873)	34.59	(1,234)	47.36	(929)	42.96
Separation of Conduent	—	—	(1,974)	44.36	—	—
Shares granted in equity conversion	—	—	1,148	33.98	—	—
Outstanding at December 31	3,117	31.54	5,054	33.98	5,802	46.68

Stock Options
Outstanding at January 1	—	$—	780	$27.48	1,529	$28.00
Canceled/expired	—	—	(98)	27.96	(101)	29.72
Exercised	—	—	(306)	28.12	(648)	28.36
Separation of Conduent	—	—	(376)	26.80	—	—
Outstanding at December 31	—	—	—	—	780	27.48
Exercisable at December 31	—	—	—	—	780	27.48
____________

(1)	Share activity and weighted average grant date fair values include immaterial rounding due to our one-for-four reverse stock split.

(2)	Exercise price for stock options.
The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2017 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$42	2.1
Performance Shares	47	2.0
Total	$89
The aggregate intrinsic value of outstanding RSU and PS awards was as follows:

Awards	December 31, 2017
Restricted Stock Units	$83
Performance Shares	91
The total intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2017			December 31, 2016			December 31, 2015
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$3	$—	$1	$3	$—	$1	$109	$—	$33
Performance Shares	40	—	12	—	—	—	35	—	12
Stock Options	—	—	—	3	9	1	14	19	5

Xerox 2017 Annual Report 120

Note 22 – Other Comprehensive Income (Loss)
The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the effect of the Separation and instead reflect the Separation as a final adjustment to the balances at December 31, 2016. Refer to Note 5 - Divestitures for additional information regarding the Separation. Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2017		2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$484	$483	$(345)	$(347)	$(651)	$(651)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges (losses) gains	(28)	(23)	18	14	13	12
Changes in cash flow hedges reclassed to earnings(1)	35	25	(40)	(28)	28	13
Other losses	(1)	(1)	(1)	(1)	(3)	(2)
Net Unrealized Gains (Losses)	6	1	(23)	(15)	38	23

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	52	64	(118)	(87)	(73)	(86)
Prior service amortization/curtailment(2)	(10)	(7)	(10)	(6)	(38)	(23)
Actuarial loss amortization/settlement(2)	236	158	160	109	186	126
Fuji Xerox changes in defined benefit plans, net(3)	29	29	(93)	(93)	21	21
Other (losses) gains(4)	(138)	(138)	202	203	116	115
Changes in Defined Benefit Plans Gains	169	106	141	126	212	153

Other Comprehensive Income (Loss)	659	590	(227)	(236)	(401)	(475)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	1	(3)	(3)	(1)	(1)
Other Comprehensive Income (Loss) Attributable to Xerox	$658	$589	$(224)	$(233)	$(400)	$(474)
_____________

(1)	Reclassified to Cost of sales - refer to Note 15 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 17 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
The AOCL balance at December 31, 2016, reflects the transfer of Conduent related AOCL balances at December 31, 2016 to Conduent. Refer to Note 5 - Divestitures for additional information regarding the Separation. AOCL is comprised of the following:

	December 31,
	2017	2016	2015
Cumulative translation adjustments	$(1,781)	$(2,263)	$(2,390)
Other unrealized (losses) gains, net	(12)	(13)	1
Benefit plans net actuarial losses and prior service credits(1)	(1,955)	(2,061)	(2,241)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,748)	$(4,337)	$(4,630)
_____________

(1)	Includes our share of Fuji Xerox.

Xerox 2017 Annual Report 121

Note 23 – Earnings (Loss) per Share
As previously disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, a one-for-four reverse stock split became effective on June 14, 2017 for all authorized, issued and outstanding shares of Xerox common stock. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
Basic Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$192	$622	$822
Accrued dividends on preferred stock	(14)	(24)	(24)
Adjusted Net income from continuing operations available to common shareholders	$178	$598	$798
Net income (loss) from discontinued operations attributable to Xerox	3	(1,093)	(374)
Adjusted Net income (loss) available to common shareholders	$181	$(495)	$424
Weighted-average common shares outstanding	254,341	253,391	266,131
Basic Earnings (Loss) per Share:
Continuing operations	$0.70	$2.36	$3.00
Discontinued operations	0.01	(4.31)	(1.41)
Basic Earnings (Loss) per Share	$0.71	$(1.95)	$1.59

Diluted Earnings (Loss) per Share:
Net income from continuing operations attributable to Xerox	$192	$622	$822
Accrued dividends on preferred stock	(14)	(24)	(24)
Adjusted net income from continuing operations available to common shareholders	$178	$598	$798
Net income (loss) from discontinued operations attributable to Xerox	3	(1,093)	(374)
Adjusted Net income (loss) available to common shareholders	$181	$(495)	$424
Weighted-average common shares outstanding	254,341	253,391	266,131
Common shares issuable with respect to:
Stock options	—	174	324
Restricted stock and performance shares	2,229	2,430	2,601
Adjusted Weighted average common shares outstanding	256,570	255,995	269,056

Diluted Earnings (Loss) per Share:
Continuing operations	$0.70	$2.33	$2.97
Discontinued operations	0.01	(4.26)	(1.39)
Diluted Earnings (Loss) per Share	$0.71	$(1.93)	$1.58

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock options	—	202	456
Restricted stock and performance shares	3,706	5,430	4,402
Convertible preferred stock	6,742	6,742	6,742
Total Anti-Dilutive Securities	10,448	12,374	11,600

Dividends per Common Share	$1.00	$1.24	$1.12

Xerox 2017 Annual Report 122

Note 24 – Subsequent Event
Transaction to Combine Xerox and Fuji Xerox
On January 31, 2018, Xerox entered into a Redemption Agreement with FUJIFILM Holdings Corporation, a Japanese company (“Fujifilm”), and Fuji Xerox Co., Ltd, a Japanese company in which Xerox indirectly holds a 25 percent equity interest and Fujifilm holds the remaining 75 percent equity interest (“Fuji Xerox”) (the “Redemption Agreement”), pursuant to which, among other things, (i) Fuji Xerox shall redeem for cash most or all of Fujifilm’s 75 percent equity interest in Fuji Xerox and (ii) Fuji Xerox shall become an indirect majority or wholly owned subsidiary of Xerox (the “Redemption”). The combined company resulting from the Fujifilm Transactions (as defined below) shall hereinafter be referred to as “New Fuji Xerox”.
Concurrently with the execution and delivery of the Redemption Agreement, Xerox entered into a Share Subscription Agreement with Fujifilm (the “Subscription Agreement” and together with the Redemption Agreement, the “Fujifilm Transaction Agreements”), pursuant to which, among other things, (i) Fujifilm shall subscribe for and purchase from Xerox, and Xerox shall issue to Fujifilm, a number of shares of common capital stock of Xerox (and after Closing, of New Fuji Xerox, “Common Stock”) representing 50.1 percent of (i) the aggregate number of issued and outstanding shares of Common Stock (excluding any performance shares issued under the Company’s existing employee incentive plans) plus (ii) such additional shares of Common Stock that would be issued and outstanding assuming the exercise of in-the-money options as of 5:00 p.m. New York time two business days prior to closing of the Fujifilm Transactions (as defined below) (the “Closing”) plus (iii) any shares of Common Stock reserved for issue relating to restricted stock units outstanding as of the Closing that are fully vested as of 5:00 p.m. New York time two business days prior to the Closing (collectively, the “Fully Diluted Capital Stock”) of Xerox in exchange for (A) cash and (B) all of the issued and outstanding equity interests of Fuji Xerox not held by Xerox or its wholly owned subsidiaries and (ii) Xerox shall become a direct, majority owned subsidiary of Fujifilm (the “Issuance” and together with the Redemption, the “Fujifilm Transactions”). In addition, pursuant to the terms of the Subscription Agreement, at Closing, an aggregate number of shares equal to the “True-Up Shares” (as defined in the Subscription Agreement) shall be held in escrow and released to Fujifilm as and if necessary for Fujifilm to maintain its ownership percentage.
In connection with the Fujifilm Transactions, Xerox expects to pay a special pro rata cash dividend to its shareholders in an amount equal to $2.5 billion in the aggregate (the “Special Dividend”), which is expected to be financed through the issuance of debt that will be incurred by New Fuji Xerox. Fujifilm will not be a shareholder of Xerox as of the record date for the Special Dividend and therefore will not receive any payment in respect thereof.
As noted above, immediately following the Closing, Fujifilm is expected to own approximately 50.1 percent of the Fully Diluted Capital Stock of New Fuji Xerox and Xerox shareholders are expected to own approximately 49.9 percent. Further, pursuant to that certain Shareholders Agreement, to be entered into by Xerox and Fujifilm at Closing (the “Shareholders Agreement”), the Board of Directors of New Fuji Xerox will have twelve directors, which will initially be composed of seven individuals designated by Fujifilm and five individuals from among the members of the Board of Directors of the Company immediately prior to Closing designated by Xerox in consultation with and subject to reasonable approved by Fujifilm. Accordingly, the Fujifilm Transactions are expected to be accounted for as a reverse acquisition.
Xerox must pay to Fujifilm a $183 termination fee (the “Termination Fee”) in the event that the Subscription Agreement is terminated (i) by either party because the applicable shareholder approvals are not obtained if an alternative acquisition proposal is publicly announced prior to the Xerox shareholder meeting duly called for the purpose of obtaining the applicable shareholder approvals and Xerox enters into a definitive agreement with respect to, or otherwise consummates, an alternative acquisition proposal within 12 months after the termination of the Subscription Agreement; (ii) by Fujifilm (A) in connection with a material and intentional breach by Xerox of its non-solicitation obligations resulting in a third party making an alternate acquisition proposal that is reasonably likely to materially interfere with the Fujifilm Transactions or (B) following a change in the recommendation by the Board of Directors of Xerox; or (iii) by Xerox in order to enter into a definitive agreement with a third party with respect to a superior proposal, in each case as set forth in, and subject to the conditions of, the Fujifilm Transaction Agreements.
We expect the Fujifilm Transactions, which require Xerox shareholder approval, to close in the second half of 2018 subject to customary regulatory approvals, filings with the U.S. Securities and Exchange Commission, tax considerations, and securing any necessary financing. Until the combination is complete, each of Xerox, Fuji Xerox and Fujifilm will continue to be separate, independent organizations and will operate as usual.

Xerox 2017 Annual Report 123

Quarterly Results of Operations (Unaudited)

(in millions, except per-share data)	First Quarter(2)(3)	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Revenues	$2,454	$2,567	$2,497	$2,747	$10,265
Costs and Expenses	2,470	2,374	2,330	2,521	9,695
(Loss) Income before Income Taxes and Equity Income	(16)	193	167	226	570
Income (benefit) tax expense	(24)	43	18	444	481
Equity in net income of unconsolidated affiliates	40	20	30	25	115
Income (Loss) from Continuing Operations	48	170	179	(193)	204
(Loss) income from discontinued operations, net of tax	(6)	—	3	6	3
Net Income (Loss)	42	170	182	(187)	207
Less: Net income - noncontrolling interests	2	4	3	3	12
Net Income (Loss) Attributable to Xerox	$40	$166	$179	$(190)	$195

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.17	$0.64	$0.68	$(0.78)	$0.70
Discontinued operations	(0.03)	—	0.01	0.02	0.01
Total Basic Earnings per Share	$0.14	$0.64	$0.69	$(0.76)	$0.71

Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.16	$0.63	$0.67	$(0.78)	$0.70
Discontinued operations	(0.02)	—	0.01	0.02	0.01
Total Diluted Earnings per Share	$0.14	$0.63	$0.68	$(0.76)	$0.71

2016(3)
Revenues	$2,615	$2,793	$2,629	$2,734	$10,771
Costs and Expenses	2,583	2,602	2,463	2,555	10,203
Income before Income Taxes and Equity Income	32	191	166	179	568
Income (benefit) tax expense	(2)	18	28	18	62
Equity in net income of unconsolidated affiliates	34	26	40	27	127
Income from Continuing Operations	68	199	178	188	633
(Loss) income from discontinued operations, net of tax	(35)	(38)	8	(1,028)	(1,093)
Net Income (Loss)	33	161	186	(840)	(460)
Less: Net income - noncontrolling interests	2	3	3	3	11
Net Income (Loss) Attributable to Xerox	$31	$158	$183	$(843)	$(471)

Basic Earnings (Loss) per Share(1)(2):
Continuing operations	$0.24	$0.75	$0.66	$0.71	$2.36
Discontinued operations	(0.14)	(0.15)	0.03	(4.06)	(4.31)
Total Basic Earnings (Loss) per Share:	$0.10	$0.60	$0.69	$(3.35)	$(1.95)

Diluted Earnings (Loss) per Share(1)(2):
Continuing operations	$0.23	$0.75	$0.66	$0.70	$2.33
Discontinued operations	(0.13)	(0.15)	0.03	(4.00)	(4.26)
Total Diluted Earnings (Loss) per Share	$0.10	$0.60	$0.69	$(3.30)	$(1.93)
_____________

(1)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

(2)
Per-share computations reflect the impact of our one-for-four reverse stock split effective June 14, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Pronouncements in the Consolidated Financial Statements for further information.

(3)
Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Consolidated Financial Statements as well as Revised Quarterly Results of Operations (Unaudited) that follows for additional information regarding the revisions related to the Fuji Xerox misstatement.

Xerox 2017 Annual Report 124

Revised Quarterly Results of Operations (Unaudited)
As discussed in Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Consolidated Financial Statements, we revised our previously filed financial statements as a result of a correction of a misstatement in Fuji Xerox's reported results. The following tables reconcile selected lines from the Company’s Condensed Consolidated Statements of Income (Loss) for the first quarter 2017 and all four quarters of 2016 and 2015 from the reported amounts in the Form 10-Q's filed for those periods to the revised amounts.

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$16	$24	$40
Income from Continuing Operations	24	24	48
Net Income	18	24	42
Net Income Attributable to Xerox	16	24	40

Net income from continuing operations attributable to Xerox	$22	$24	$46

Basic Earnings per Share:
Continuing operations	$0.07	$0.10	$0.17
Total	$0.05	$0.09	$0.14

Diluted Earnings per Share:
Continuing operations	$0.07	$0.09	$0.16
Total	$0.05	$0.09	$0.14

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$37	$(3)	$34	$22	$4	$26
Income from Continuing Operations	71	(3)	68	195	4	199
Net Income	36	(3)	33	157	4	161
Net Income Attributable to Xerox	34	(3)	31	154	4	158

Basic Earnings per Share:
Continuing operations	$0.25	$(0.01)	$0.24	$0.74	$0.01	$0.75
Total	$0.11	$(0.01)	$0.10	$0.59	$0.01	$0.60

Diluted Earnings per Share:
Continuing operations	$0.24	$(0.01)	$0.23	$0.73	$0.02	$0.75
Total	$0.11	$(0.01)	$0.10	$0.58	$0.02	$0.60

Xerox 2017 Annual Report 125

	Three Months Ended September 30, 2016			Three Months Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$39	$1	$40	$23	$4	$27
Income from Continuing Operations	177	1	178	184	4	188
Net Income (Loss)	185	1	186	(844)	4	(840)
Net Income (Loss) Attributable to Xerox	182	1	183	(847)	4	(843)

Basic Earnings (Loss) per Share:
Continuing operations	$0.66	$—	$0.66	$0.69	$0.02	$0.71
Total	$0.69	$—	$0.69	$(3.37)	$0.02	$(3.35)

Diluted Earnings (Loss) per Share:
Continuing operations	$0.65	$0.01	$0.66	$0.68	$0.02	$0.70
Total	$0.68	$0.01	$0.69	$(3.32)	$0.02	$(3.30)

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$34	$(18)	$16	$29	$(4)	$25
Income from Continuing Operations	189	(18)	171	210	(4)	206
Net Income	230	(18)	212	17	(4)	13
Net Income Attributable to Xerox	225	(18)	207	12	(4)	8

Basic Earnings per Share:
Continuing operations	$0.64	$(0.06)	$0.58	$0.73	$(0.01)	$0.72
Total	$0.79	$(0.07)	$0.72	$0.02	$(0.01)	$0.01

Diluted Earnings per Share:
Continuing operations	$0.63	$(0.06)	$0.57	$0.72	$(0.01)	$0.71
Total	$0.78	$(0.07)	$0.71	$0.02	$(0.01)	$0.01

	Three Months Ended September 30, 2015			Three Months Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Equity in net income of unconsolidated affiliates	$40	$—	$40	$32	$(4)	$28
Income from Continuing Operations	206	—	206	261	(4)	257
Net (Loss) Income	(31)	—	(31)	276	(4)	272
Net (Loss) Income Attributable to Xerox	(34)	—	(34)	271	(4)	267

Basic Earnings (Loss) per Share:
Continuing operations	$0.75	$—	$0.75	$0.99	$(0.02)	$0.97
Total	$(0.16)	$—	$(0.16)	$1.05	$(0.02)	$1.03

Diluted (Loss) Earnings per Share:
Continuing operations	$0.75	$—	$0.75	$0.98	$(0.02)	$0.96
Total	$(0.16)	$—	$(0.16)	$1.04	$(0.02)	$1.02
_____________
Note: The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2017 Annual Report 126

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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

Xerox 2017 Annual Report 127

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2018 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with our Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2017.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2018 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2018 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Jeffrey Jacobson	58	Chief Executive Officer	2017	2012
Michael Feldman	51	Executive Vice President, President North America Operations	2017	2013
Darrell L. Ford	53	Executive Vice President, Chief Human Resources Officer	2015	2015
Sarah Hlavinka McConnell	53	Executive Vice President, General Counsel and Secretary	2017	2017
William F. Osbourn, Jr.	53	Executive Vice President, Chief Financial Officer	2017	2017
Herve Tessler	54	Executive Vice President, President International Operations	2017	2010
Kevin Warren	55	Executive Vice President, Chief Commercial Officer	2017	2010
Stephen Hoover	57	Senior Vice President, Chief Technology Officer	2017	2017
Yehia Maaty	49	Senior Vice President, Chief Delivery Officer	2017	2014
Farooq Muzaffar	43	Senior Vice President, Chief Strategy and Marketing Officer	2017	2017
Joseph H. Mancini, Jr.	59	Vice President, Chief Accounting Officer	2013	2010

Of the officers named above, Messrs. Hoover, Jacobson, Maaty, Mancini, Jr., Tessler and Warren have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
Mr. Feldman joined Xerox in 2013 and served as the senior vice president of the Global Document Outsourcing Services Business Group. Starting in October 2013, he served as president of Large Enterprise Operations for the Xerox Technology Business until January 2017. Prior to joining Xerox, he spent 24 years at Hewlett-Packard as vice president and general manager of the Managed Enterprise Solutions Business Unit in the Imaging and Printing Group’s Americas Organization.
Mr. Ford joined Xerox in 2015. Previously he served as senior vice president and chief human resources officer at Advanced Micro Devices (AMD) from 2012. Prior to joining AMD, he held senior HR leadership roles at Shell Oil, Honeywell International and AT&T.
Ms. McConnell joined Xerox in 2017. Prior to joining Xerox, she was executive vice president, general counsel and corporate secretary for ABM Industries Incorporated, a leading facility services provider with domestic and international operations, from 2007 to 2017. Prior to joining ABM, she served as vice president, assistant general counsel and secretary for Fisher Scientific International.

Xerox 2017 Annual Report 128

Mr. Osbourn joined Xerox in 2016 following 13 years at Time Warner Cable Inc. (TWC). After serving in a variety of roles, including controller and chief accounting officer for eight years, he was co-chief financial officer of TWC. Prior, he spent two years as executive director for External Financial Reporting and Accounting Policy at Time Warner Inc. Before Time Warner, he spent 14 years at PricewaterhouseCoopers LLP in roles of increasing responsibility and was admitted to partnership in 2000.
Mr. Muzaffar joined Xerox in 2017 after 12 years in executive positions at Verizon Communications Inc., including chief technology officer for Verizon Enterprise Solutions. Prior to Verizon, he was an investment banker in technology, media and telecom at Goldman Sachs & Co., leading mergers and acquisitions in the software sector.

Item 11. Executive Compensation
The information included under the following captions under “Proposal 1-Election of Directors” in our 2018 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2017”, “Outstanding Equity Awards at 2017 Fiscal Year-End”, “Option Exercises and Stock Vested in 2017”, “Pension Benefits for the 2017 Fiscal Year”, “Nonqualified Deferred Compensation for the 2017 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, "CEO Pay Ratio", “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2018 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2018 definitive Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2018 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2018 definitive Proxy Statement.
Item 14. Principal Auditor Fees and Services
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2018 definitive Proxy Statement.

Xerox 2017 Annual Report 129

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)	(1) Index to Financial Statements filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm;

▪	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2017;

▪	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2017;

▪	Consolidated Balance Sheets as of December 31, 2017 and 2016;

▪	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017;

▪	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2017;

▪	Notes to the Consolidated Financial Statements; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedule:

▪	Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2017.

(3)	The exhibits filed herewith are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2017 Proxy Statement or to our directors are preceded by an asterisk (*).

Item 16. Form 10-K Summary
None

Xerox 2017 Annual Report 130

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ JEFFREY JACOBSON
Jeffrey Jacobson Chief Executive Officer February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2018

Signature	Title
Principal Executive Officer:
/S/ JEFFREY JACOBSON	Chief Executive Officer and Director
Jeffrey Jacobson
Principal Financial Officer:
/S/ WILLIAM F. OSBOURN, JR.	Executive Vice President and Chief Financial Officer
William F. Osbourn Jr.
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.
Directors:
/S/ ROBERT J. KEEGAN	Chairman of the Board and Director
Robert J. Keegan
/S/ GREGORY Q. BROWN	Director
Gregory Q. Brown
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ CHARLES PRINCE	Director
Charles Prince
/S/ ANN N. REESE	Director
Ann N. Reese
/S/ STEPHEN H. RUSCKOWSKI	Director
Stephen Rusckowski
/S/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker
Xerox 2017 Annual Report 131

Schedule II
Valuation and Qualifying Accounts
For the three years ended December 31, 2017

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2017 Allowance for Losses:
Accounts Receivable	$64	$16	$(2)	$(19)	$59
Finance Receivables	110	17	15	(34)	108
	$174	$33	$13	$(53)	$167

2016 Allowance for Losses:
Accounts Receivable	$74	$13	$2	$(25)	$64
Finance Receivables	118	24	4	(36)	110
	$192	$37	$6	$(61)	$174

2015 Allowance for Losses:
Accounts Receivable	$82	$21	$5	$(34)	$74
Finance Receivables	131	28	—	(41)	118
	$213	$49	$5	$(75)	$192
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

Xerox 2017 Annual Report 132

Index of Exhibits
Document and Location

2.1	Redemption Agreement, dated as of January 31, 2018, by and among Xerox Corporation, FUJIFILM Holdings Corporation and FujiXerox Co., Ltd.
Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
2.2	Share Subscription Agreement, dated as of January 31, 2018, by and between Xerox Corporation and Fujifilm Holdings Corporation.
Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
2.3	Separation and Distribution Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
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
Incorporated by reference to Exhibit 4(b)(2) to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(b)(1)
Form of Amended and Restated Credit Agreement dated as of August 9, 2017 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Chase Bank. N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. See SEC File Number 001-04471.
4(b)(2)	Amendment No. 1 to Credit Agreement, dated as of February 15, 2018, among Xerox Corporation, certain Lenders signatory thereto, Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 20, 2018. See SEC File Number 001-04471.
4(c)	Form of Indenture dated as of December 4, 2009 between Registrant and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.

Xerox 2017 Annual Report 133

4(d)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2018 Proxy Statement or to our directors are preceded by an asterisk (*).

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
Incorporated by reference to paragraph 10(a)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(b)	[RESERVED]
*10(c)	Letter Agreement dated May 20, 2016 between Registrant and Ursula M. Burns.
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
*10(e)(3)	Annual Performance Incentive Plan for 2015 (“2015 APIP”)
Incorporated by reference to Exhibit 10(e)(15) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
*10(e)(4)	Performance Elements for 2015 Executive Long-Term Incentive Program ("2015 ELTIP")
Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(5)	Form of Award Agreement under 2015 ELTIP (Performance Shares)
Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.
*10(e)(6)	Form of Award Agreement under 2015 ELTIP (Retention Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File number 001-04471.

Xerox 2017 Annual Report 134

*10(e)(7)	Annual Performance Incentive Plan for 2016 (“2016 APIP”).
Incorporated by reference to Exhibit 10(e)(13) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File number 001-04471.

*10(e)(8)	Performance Elements for 2016 Executive Long-Term Incentive Program
Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(9)	Form of Award Agreement under 2016 ELTIP (Performance Shares)
Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(10)	Form of Award Agreement under 2016 ELTIP (Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(11)	Form of Award Agreement under 2016 ELTIP (Retention Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(12)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units)
Incorporated by reference to Exhibit 10(e)(24) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(13)	Amendment No. 2 dated as of February 24, 2016 to 2012 APIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. See SEC File Number 001-04471.
*10(e)(14)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units - CEO).
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. See SEC File Number 001-04471.
*10(e)(15)	Registrant’s 2004 Performance Incentive Plan, as amended and restated effective as of May 20, 2016.
Incorporated by reference to Exhibit 10(e)(27) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(16)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017.
Incorporated by reference to Exhibit 10(e)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017. See SEC File Number 001-04471.
*10(e)(17)	Performance Elements for 2017 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(e)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017. See SEC File Number 001-04471.
*10(e)(18)	Registrant's Amendment No. 1 to the June 30, 2017 Amendment and Restatement of the 2004 Performance and Incentive Plan dated February 1, 2018.
*10(e)(19)	Amendment to Certain Restricted Stock Unit award agreements under Registrant’s 2004 Performance Incentive Plan, as amended to date.
Incorporated by reference to Exhibit 10(e)(28) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(20)	2016 CEO Executive Long-Term Incentive Program Award Agreement (Performance Shares and Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(21)	2017 CEO Executive Long-Term Incentive Program Award Agreement (Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(30) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(22)	Annual Performance Incentive Plan for 2017 ("2017 APIP").

Xerox 2017 Annual Report 135

*10(e)(23)	Form of Omnibus Award Agreement under ELTIP (1-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(27) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(24)	Form of Omnibus Award Agreement under ELTIP (2-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(28) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(25)	Form of Omnibus Award Agreement under ELTIP (3-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(26)	Form of Omnibus Award Agreement under ELTIP (Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(30) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(27)	Form of Omnibus Award Agreement under ELTIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(31) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(28)	Form of Omnibus Award Agreement under ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(32) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(29)	Form of Omnibus Award Agreement under ELTIP (Performance Shares and Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(33) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(30)	Annual Performance Incentive Plan for 2018 ("2018 APIP").
*10(e)(31)	Performance Elements for 2018 Executive Long-Term Incentive Program ("2018 ELTIP")
*10(e)(32)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
*10(e)(33)	Form of Award Summary Under PIP; ELTIP; PSU & RSU (ratable).
*10(e)(34)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
*10(e)(35)	Form of Award Summary Under PIP; ELTIP; RSU (ratable).
*10(e)(36)	Form of Omnibus Award Agreement under PIP & ELTIP Stock Options.
*10(e)(37)	Form of Award Summary under PIP; ELTIP: Stock Options.
10(f)(1)	Letter Agreement dated March 19, 2014 between Registrant and Robert K. Zapfel, Executive Vice President and President, Services of Registrant (“Zapfel Letter Agreement”).
Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See SEC File Number 001-04471.
10(f)(2)	Modification dated March 25, 2016 to Zapfel Letter Agreement.
Incorporated by reference to paragraph (A)(2) in Registrant's Current Report on Form 8-K dated March 25, 2016. See SEC File Number 001-04471.
*10(g)(1)	2004 Restatement of Registrant's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).
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

Xerox 2017 Annual Report 136

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
Incorporated by reference to Exhibit 10(k)(3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. See SEC File Number 001-04471.
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
*10(o)	Form of Severance Agreement entered into with various executive officers, effective October 2010.
Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(p)	Letter Agreement dated November 21, 2016 between Registrant and William F. Osbourn, Jr.
Incorporated by reference to Exhibit 10(v) to Registrant's Current Report on Form 8-K dated December 2, 2016. See SEC File Number 001-04471.
*10(q)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
10(r)
Agreement dated January 28, 2016 between the Icahn Group and Registrant re: separation of Registrant’s Business Process Outsourcing business and voting at Registrant’s 2016 annual meeting of shareholders.

Incorporated by reference to Exhibit 10(s) to Registrant’s Current Report on Form 8-K dated January 28, 2016. See SEC File Number 001-04471.

Xerox 2017 Annual Report 137

10(s)	Agreement dated June 27, 2016 between the Icahn Group and Registrant re: voting provisions and election of a director to Registrant’s Board.
Incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 27, 2016. See SEC File Number 001-04471.
10(t)	Transition Services Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(u)	Tax Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(v)	Employee Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(w)	Intellectual Property Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(x)	Trademark License Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2017 Annual Report 138