Form 10-K/A
period 2017-12-31
XEROX CORP
filed 2018-04-30
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K/A
Amendment No.1 to Form 10-K
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note
On February 23, 2018, Xerox Corporation (together with its subsidiaries, “Xerox” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. Xerox is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2017.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Xerox’s principal executive officer and co-principal financial officers are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

Xerox Corporation
Form 10-K/A
December 31, 2017

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
For information relating to the Company’s executive officers, please see “Executive Officers of Xerox” in Part III of the Original Form 10-K.
Directors
Certain terms used in the biographies may be unfamiliar to you, so we are defining them here.
Xerox securities owned means the Company’s Common Stock, including Deferred Stock Units (DSUs) issued under the 2004 Equity Compensation Plan for Non-Employee Directors, as amended (2004 Directors Plan). None of the independent director nominees owns any of the Company’s other securities.
Immediate family means the spouse, the minor children and any relatives sharing the same home as the nominee.
Unless otherwise noted, all Xerox securities held are owned beneficially by the nominee. Beneficial ownership means he or she has or shares voting power and/or investment power with respect to the securities, even though another name (that of a broker, for example) may appear in the Company’s records. All ownership figures are as of April 6, 2018. All ownership figures also reflect a reverse stock split at a ratio of 1-for-4 shares that became effective on June 14, 2017 for all authorized, issued and outstanding shares of Common Stock. For further information, see our Current Report on Form 8-K filed on June 14, 2017.

Gregory Q. Brown
Age: 57       Director since: 2017
Xerox securities owned: 9,017 DSUs
Options/Rights: None
Occupation: Chairman and Chief Executive Officer, Motorola Solutions, Inc.
Education: BA, Rutgers University
Board Committees: Compensation
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
Other Directorships (past 5 years): Motorola Solutions Inc. (since 2007);
Cisco Systems, Inc. (2013-2014)

Other Background: Mr. Brown serves as the Chairman and Chief Executive Officer of Motorola Solutions, Inc., where he has led the company for more than a decade. Prior to joining Motorola, Mr. Brown was the Chairman and CEO of Micromuse for four years. Mr. Brown has also served two American presidents, most recently as a member of President Obama’s Management Advisory Board and prior to that on the National Security Telecommunications Advisory Committee under President George W. Bush.
Mr. Brown brings to the Board relevant international, global business and developing markets expertise from his experience as Chairman and CEO of Motorola, a global technology business. Mr. Brown brings government, public policy and regulatory experience as a member of the Executive Committee of the Business Roundtable and Chair of its Immigration Committee and as a current board member of the Federal Reserve Bank of Chicago. Mr. Brown also brings government, public policy and regulatory knowledge from his previous service as chair of the Federal Reserve Bank of Chicago, Vice Chair of the U.S.-China Business Council, and member of the President of the United States’ Management Advisory Board.

Joseph J. Echevarria
Age: 61       Director since: 2017
Xerox securities owned: 9,215 DSUs
Options/Rights: None
Occupation: Former Chief Executive Officer of Deloitte LLP
Education: BBA, University of Miami
Board Committees: Audit, Finance
Key Skills:
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
- Diversity
Other Directorships (past 5 years): The Bank of New York Mellon Corporation (since 2015); Pfizer Inc. (since 2015); Unum Group (since 2016)

Other Background: Mr. Echevarria served as Chief Executive Officer of Deloitte LLP, a global provider of professional services, from 2011 until his retirement in August 2014. During his 36-year tenure with Deloitte he held increasingly senior leadership positions prior to being named CEO, including U.S. Managing Partner and Chief Operating Officer, Deputy Managing Partner, and Southeast Region Audit Managing Partner. He also served on key boards and committees within Deloitte and its member firm network, including chair of the U.S. Executive and Americas Executive committees and memberships on the U.S. and global boards. In addition to the public company board service noted above, Mr. Echevarria currently serves as a Trustee of the University of Miami and a Member of the President’s Export Council, the principal national advisory committee on international trade. He also serves as the Chair Emeritus of former President Obama’s My Brother’s Keeper Alliance.
Mr. Echevarria brings to the board significant experience in finance, accounting, international business, leadership and risk management skills relevant to Xerox acquired through his leadership at Deloitte. Mr. Echevarria’s financial acumen, including his significant previous audit experience, expertise in accounting issues and service on the audit committee on the boards of other publicly traded companies is an asset to the Board and the Audit Committee. He also brings public policy perspectives from his government service, which includes his public service on the President’s Export Council.

William Curt Hunter
Age: 70       Director since: 2004
Xerox securities owned: 66,889 DSUs and 12 common shares held by immediate family
Options/Rights: None
Occupation: Dean Emeritus, Tippie College of Business, University of Iowa
Education: BA, Hampton University; MBA, Northwestern University; PhD, Northwestern University
Board Committees: Audit, Finance
Key Skills:
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Research & Academic
- Diversity
Other Directorships (past 5 years): Trustee of Nuveen Investments (since 2003); Wellmark, Inc. (since 2009)

Other Background: Mr. Hunter served as Dean of Tippie College of Business at the University of Iowa from 2006 to 2012. From 2003 to 2006, he held the position of Dean and Distinguished Professor of Finance at the University of Connecticut. During a 15-year career with the Federal Reserve System, Mr. Hunter held various official positions including Senior Vice President and Director of Research at the Federal Reserve Bank of Chicago and as Associate Economist on the Federal Reserve’s Federal Open Market Committee (1995-2003). From 1988-1995, he held appointments as research officer and senior financial economist, and then as vice president at the Federal Reserve Bank of Atlanta. Mr. Hunter has also held faculty positions at the University of Georgia, Atlanta University, Emory University and Northwestern University.
Through his extensive service with the Federal Reserve System, Mr. Hunter brings to the Board expertise relevant to Xerox, including his financial literacy and expertise, accounting skills and competency and overall financial acumen. These skills and expertise are also the result of his education, service in various faculty positions at universities and his service on other public company boards and committees.

Jeffrey Jacobson
Age: 58       Director since: 2017
Xerox securities owned: 31,601 shares of common stock
Options/Rights: 475,835 common shares
Occupation: Chief Executive Officer, Xerox Corporation
Education: BS, State University of New York Buffalo; MS, Cornell University School of Industrial Relations; JD, Pace University School of Law
Board Committees: None - CEO
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Business Operations
Other Directorships (past 5 years): Presstek Inc. (2007-2012)

Other Background: Mr. Jacobson joined Xerox in February 2012 as the president of Global Graphic Communications Operations. In 2014, he served as the chief operating officer of the Xerox Technology business. He served as President of the Xerox Technology business from 2014-2016. Mr. Jacobson was appointed as our Chief Executive Officer, effective January 1, 2017, and Director on January 26, 2017.
As CEO, Mr. Jacobson has overseen Xerox’s largest product launch in its more than 100-year history and continues to lead the company through a strategic transformation. In his previous role as president of the Xerox Technology business, Mr. Jacobson led the company’s technology business, which offered a diverse portfolio of hardware, software and services to customers ranging from small businesses to multinational enterprises. He was responsible for worldwide strategy, sales channel operations, marketing, technical services and customer support, and product development, manufacturing and distribution.
Prior to joining Xerox, Mr. Jacobson served as the President and Chief Executive Officer of Presstek, becoming Chairman in 2009. Previously, Mr. Jacobson was Chief Operating Officer of Eastman Kodak Company’s $3.6 billion Graphic Communications Group. He also served for five years as CEO of Kodak Polychrome Graphics, a $1.7 billion joint venture between Sun Chemical and Eastman Kodak.

Robert J. Keegan
Age: 70      Director since: 2010
Xerox securities owned: 39,029 DSUs
Options/Rights: None
Occupation: Retired Chairman of the Board, Chief Executive Officer and President, The Goodyear Tire & Rubber Company; Loparex International, Director and Chairman of the Supervisory Board
Education: BA, LeMoyne College; MBA, University of Rochester
Board Committees: None - Chairman
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
Other Directorships (past 5 years): Novan, Inc. (since 2016)

Other Background: Mr. Keegan is the former Chief Executive Officer and Chairman of the Board of The Goodyear Tire & Rubber Company, roles that he held until his retirement in 2010. Mr. Keegan is currently Chairman of the Supervisory Board of Loparex International, a private company. Most recently, he served as an Operating Partner of Friedman Fleischer & Lowe, a venture capital and private equity firm, and served as Chairman of the Board of Transtar Holding, Co. From 2000 to his retirement, Mr. Keegan served as President and Director of The Goodyear Tire & Rubber Company, and served as its Chief Executive Officer and Chairman of the Board from 2003 to 2010. He joined Goodyear in 2000 and held a number of leadership positions, including Chief Operating Officer. Previously he served as Executive Vice President of Eastman Kodak from 1997 until 2000. He held various marketing, financial and managerial posts at Eastman Kodak Company from 1972 through 2000, except for a two-year period beginning in 1995 when he was an Executive Vice President of Avery Dennison Corporation. Mr. Keegan serves as Chairman of the Board of Xerox.

From his extensive leadership experience of large public companies, including chief executive officer and chairman of the board of The Goodyear Tire & Rubber Company, Mr. Keegan brings to the Board expertise relevant to Xerox, including his broad business experience, executive leadership expertise and extensive knowledge of financial and operational matters. These skills and experience are the result of his long and successful career during which he served in several key leadership positions at The Goodyear Tire & Rubber Company and Eastman Kodak Company, culminating in his serving as Chairman and CEO at The Goodyear Tire & Rubber Company, a leading global company.

Cheryl Gordon Krongard
Age: 62       Director since: 2017
Xerox securities owned: 9,215 DSUs
Options/Rights: None
Occupation: Private investor; Former CEO Rothschild Asset Management
Education: BS, Iowa State University
Board Committees: Compensation
Key Skills:
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
- Diversity
Other Directorships (past 5 years): Air Lease Corporation (since 2013); Federal Mogul (private company) (since 2017); Legg Mason, Inc. (2006-2017); US Airways Group Inc. (2003-2013)

Other Background: Ms. Krongard was a senior partner of Apollo Management, L.P., a private investment company, from January 2002 to December 2004. From 1994 to 2000, she served as the Chief Executive Officer of Rothschild Asset Management and as Senior Managing Director for Rothschild North America. Additionally, she served as a director of Rothschild North America, Rothschild Asset Management, Rothschild Asset Management BV, and Rothschild Realty Inc. and as Managing Member of Rothschild Recovery Fund. Ms. Krongard was also elected a lifetime governor of the Iowa State University Foundation in 1997 and has served as Chairperson of its Investment Committee.
Ms. Krongard brings to the Board expertise relevant to Xerox, including her substantial asset management expertise and her operational and leadership experience serving as a senior executive at large, complex asset management organizations. Ms. Krongard brings extensive investment, strategic planning and financial expertise gained as a director of other public companies. Ms. Krongard also has significant compensation, finance, audit and corporate governance experience acquired through her service on the boards and committees of other publicly traded companies.

Charles Prince
Age: 68       Director since: 2008
Xerox securities owned: 2,500 common shares, 47,934 DSUs
Options/Rights: None
Occupation: Retired Chairman and Chief Executive Officer, Citigroup Inc.
Education: BA, MA and JD, University of Southern California; LLM, Georgetown University
Board Committees: Corporate Governance (Chair), Compensation
Key Skills:
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
Other Directorships (past 5 years): Johnson & Johnson (since 2006)

Other Background: Mr. Prince served as Chief Executive Officer of Citigroup Inc. from 2003 to 2007 and as Chairman from 2006 to 2007. Previously Mr. Prince served as Chairman and Chief Executive Officer of Citigroup’s Global Corporate and Investment Bank from 2002 to 2003, Chief Operating Officer from 2001 to 2002 and Chief Administrative Officer from 2000 to 2001. Mr. Prince began his career as an attorney at U.S. Steel Corporation in 1975 and in 1979 joined Commercial Credit Company (a predecessor company to Citigroup) where he held various management positions until 1995, when he was named Executive Vice President.
Having served in several significant leadership positions in his long and successful career culminating in his serving as CEO of a global, diversified financial services company, Mr. Prince brings to the Board expertise relevant to Xerox, including a strong mix of organizational and operational management skills combined with well-developed legal, global business and financial acumen critical to a large public company. Xerox benefits from his broad mix of business skills and experience, executive leadership expertise, organizational and operational management skills, international experience and knowledge of complex global business, financial and legal matters. These skills and experience are also the result of his education and his service on other public company boards and committees.

Ann N. Reese
Age: 65       Director since: 2003
Xerox securities owned: 1,663 common shares and 62,189 DSUs
Options/Rights: None
Occupation: Executive Director, Center for Adoption Policy
Education: BA, University of Pennsylvania; MBA, New York University Graduate School of Business
Board Committees: Audit, Corporate Governance, Finance (Chair)
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
- Diversity
Other Directorships (past 5 years): Sears Holdings (since 2005); Genesee and Wyoming Inc. (since 2012); The Jones Group Inc. (2003-2011)

Other Background: Ms. Reese co-founded the Center for Adoption Policy in 2001. She served as a Principal at Clayton, Dubilier & Rice from 1999 to 2000; Executive Vice President and Chief Financial Officer of ITT Corporation from 1995 to 1998; Treasurer of ITT Corporation from 1992 to 1995; and Assistant Treasurer of ITT Corporation from 1987 to 1992.
From her broad experience at ITT, Ms. Reese brings to the Board expertise relevant to Xerox, including her extensive executive experience in corporate finance, financial reporting and strategic planning, as well as her knowledge, perspective and corporate governance expertise. These skills and experience are the result of her long and successful career during which she served in several leadership positions, including chief financial officer and treasurer, and service on other public company boards and committees.

Stephen H. Rusckowski
Age: 60      Director since: 2015
Xerox securities owned: 18,082 DSUs
Options/Rights: None
Occupation: Chairman, President and Chief Executive Officer of Quest Diagnostics
Education: BS in Mechanical Engineering, Worcester Polytechnic Institute; Master of Science in Management, Massachusetts Institute of Technology’s Sloan School of Management
Board Committees: Compensation (Chair)
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
Other Directorships (past 5 years): Quest Diagnostics (since 2012); Board of Directors of Management of Royal Phillips Electronics (2006-2012); Covidien (2013-2015)

Other Background: Mr. Rusckowski was named Chairman of the Board of Quest Diagnostics in January 2017 in addition to his role as President & Chief Executive Officer of Quest Diagnostics since May 2012. He previously served as Chief Executive Officer of Philips Healthcare from 2006 to 2012 and in various senior leadership positions at Philips Healthcare prior to that since 2001.
From his experience as chief executive officer of multinational services businesses operating in the healthcare industry, Mr. Rusckowski brings to the Board expertise relevant to Xerox, including his extensive executive leadership experience with expertise in strategic planning, company transformation, healthcare and international operations. These skills and expertise are also strengthened by his service on other public company boards and committees.

Sara Martinez Tucker
Age: 62       Director since: 2011
Xerox securities owned: 35,987 DSUs
Options/Rights: None
Occupation: Retired Chief Executive Officer, National Math and Science Initiative; Former Under Secretary of Education in the U.S. Department of Education
Education: Bachelor of Journalism and MBA, University of Texas at Austin; honorary doctorates conferred by Boston College, the University of Maryland University College and the University of Notre Dame
Board Committees: Audit (Chair), Corporate Governance
Key Skills:
- Technology
- Leadership
- Global Business
- Financial
- Public Company Boards & Governance
- Business Operations
- Research & Academic
- Diversity
Other Directorships (past 5 years): American Electric Power Co., Inc. (since 2009); Sprint Corporation (since 2013)

Other Background: Ms. Tucker is the retired Chief Executive Officer of the National Math and Science Initiative (2013-2015) and is a former Under Secretary of Education in the U.S. Department of Education (2006-2008). Ms. Tucker currently serves as Chairman of The University of Texas System Board of Regents. Ms. Tucker served as the Chief Executive Officer and President of the Hispanic Scholarship Fund from 1997 to 2006 and has prior experience as an AT&T executive where she worked for 16 years and served as Regional Vice President of its Global Business Communications Systems.
Through her various leadership positions in government and education, Ms. Tucker brings to the Board expertise relevant to Xerox, including her business experience and executive leadership expertise. These skills and experience are the result of her education, service at the United States Department of Education, leadership positions at the Hispanic Scholarship Fund and her service on other public company boards and committees. Ms. Tucker’s service on the audit committees on the boards of other publicly traded companies brings skills that strengthen her role as Chair of our Audit Committee.
Information about the Audit Committee. (12 meetings)
A copy of the charter of the Audit Committee is posted on the Company’s website at www.xerox.com/governance.
The responsibilities of the Audit Committee include:

•	oversee the integrity of the Company’s financial statements;

•	oversee the Company’s compliance with legal and regulatory requirements;

•	oversee the Company’s risk assessment policies and practices, including the ERM process, and preview the ERM assessment and process for subsequent review by the Board;

•	assess independent auditors’ qualifications and independence;

•	assess performance of the Company’s independent auditors and the internal audit function;

•
review the Company’s audited financial statements, including the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and recommend to the Board their inclusion in the Company’s Annual Report on Form 10-K;

•	review changes in working capital policies and procedures with management; and

•	review and approve the Company’s code of business conduct and ethics.
Members: Joseph J. Echevarria; William Curt Hunter; Ann N. Reese; and Sara Martinez Tucker.
Chairman: Ms. Tucker
The Board has determined that all of the members of the Audit Committee are (1) independent under the Company’s Corporate Governance Guidelines and under the applicable SEC and NYSE Corporate Governance Rules and (2) “audit committee financial experts,” as defined in the applicable SEC rules, and are financially literate. Richard J. Harrington, who retired as of the 2017 annual meeting, served on the Audit Committee until May 23, 2017 and satisfied the foregoing independence standards during his time as a member of the Audit Committee. Robert J. Keegan, who served on the Audit Committee until becoming Chairman of the Board on May 23, 2017, satisfied the foregoing independence standards during his time as a member of the Audit Committee. Designation or identification of a person as an audit committee financial expert does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed on such person as a member of the Audit Committee and the Board in the absence of such designation or identification.
Codes of Conduct
Xerox is committed to the highest standards of business integrity and corporate governance. All of our directors, executives and employees must act ethically. In addition, our directors must act in accordance with our Code of Business Conduct and Ethics for Members of the Board; our principal executive officer, principal financial officer and principal accounting officer, among others, must act in accordance with our Finance Code of Conduct; and all of our executives and employees must act in accordance with our Code of Business Conduct. Each of these codes of conduct, as well as our Corporate Governance Guidelines and the charters of our Audit, Compensation, Corporate Governance and Finance Committees can be accessed through our website at www.xerox.com/governance. They are also available to any shareholder who requests them in writing addressed to Xerox Corporation, 201 Merritt 7, Norwalk, CT 06851-1056, Attention: Corporate Secretary. We will disclose any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics for members of the Board and our Code of Business Conduct and our Finance Code of Conduct for our officers on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules. The Corporate Governance Committee of the Board periodically reviews and reassesses the adequacy of our overall corporate governance, Corporate Governance Guidelines and committee charters.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act (Section 16) requires the Company’s directors, executive officers and persons who own more than ten percent of the Common Stock of the Company, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Directors, executive officers and greater than ten percent shareholders are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required to be filed with the SEC, the Company believes that all reports for the Company’s directors and executive officers that were required to be filed under Section 16 during the fiscal year ended December 31, 2017 were timely filed, except for Jeffrey Jacobson and Yehia Maaty who each had one late filing due to administrative error.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
On January 1, 2017, a new Xerox launched with positive customer and market reception, following the successful Spin-Off of Conduent Incorporated. Management’s strong leadership and unrelenting focus on execution drove initiatives that led to a very successful first year - on all measures.
At our December 2016 Investor Event, the leadership team presented a comprehensive strategy focused on achieving two high level objectives:

•	Improve our revenue trajectory by increasing our participation in growing market segments; and

•	Increase margins and enable investments through our ongoing Strategic Transformation cost and productivity program.
This strategy was developed to create a new Xerox that is more competitive and better positioned amidst a changing industry environment. Our progress in 2017 clearly demonstrates that we are delivering on our commitments and our strategy is working.
Delivering on 2017 Commitments
Xerox is a very different company from what it was a year earlier. Following a structural review, our Board decided to split the former $18 billion revenue company into two separate and independent companies. As of January 1, 2017, Mr. Jacobson was appointed CEO to lead the new Xerox company and Ms. Burns transitioned into the company’s non-executive Chairman role. As a result of Xerox’s new size, we adjusted the compensation level of Mr. Jacobson to align with his new role and our new Peer Group (Peers). For his first year as CEO, Mr. Jacobson’s Total Direct Compensation at Target was approximately 20% below the median for CEOs of our Peers. Mr. Jacobson’s 2017 Target compensation was set relative to our current size and complexity. It was set below the level of the former CEO, who was paid fairly for the size, complexity and performance of our former combined businesses.

Our Board and management team, with shareholder support, recognized that our business performance would be stronger if we were two separate companies. At the time we announced the Spin-off, we spoke about how the split of the two businesses would enhance their competitive positions and create significant value creation opportunities, including:

•	Enhanced strategic and operational focus,

•	Simplification of organizational structure and resources,

•	Distinct and clear financial profiles, and

•	Compelling equity investment cases.
We believe our shareholders benefited from the Spin-off. In 2017, the first full year of the separation, Xerox delivered a 30.8% relative Total Shareholder Return (rTSR) ranking at the 79th percentile compared to our Peers. Our Total Shareholder Return (TSR) for the same time period is also significantly above the TSR for the S&P 500, which was 21.1%.
Our changes are showing results. In 2017, we achieved our revenue and profit plans and met all of our guidance metrics.
Our Strategic Transformation program, intended to simplify the way we operate, delivered $680 million in full-year gross savings, exceeding our target of $600 million. These savings enabled us to expand margins while investing in the business to increase our participation in growing markets segments. The success of the program mitigated the impact of the decline in overall revenue, while absorbing currency headwinds, and helped us to deliver on our profit margin goals.
We made progress driving revenue in our strategic growth areas of A4, managed document services and production color. A major achievement was the successful rollout of 29 new ConnectKey-enabled products for the workplace - the biggest launch in company history. In Graphic Communications, we expanded our high-end production color offerings with the launch of three new Versant presses and brought to market groundbreaking specialty toners and inks for our flagship iGen5 and the Trivor inkjet press. Within managed document services, we continued to lead the industry and support our customers by enabling them to securely gain visibility and control of document processes and costs by automating steps and increasing productivity. We added 65 new indirect channel partners in 2017, successfully expanding our reach to new small- and medium-sized (SMB) customers. As a result of these efforts, our strategic growth areas comprised 40 percent of 2017 revenue, an increase at constant currency of 5 percent and 1 percent as compared to fourth quarter and full-year 2016, respectively.
We delivered strong operating cash flow of $122 million inclusive of significant contributions to our defined benefit pension plans of $836 million and the termination of certain accounts receivable sales programs of $350 million. Along with a reduction in debt of $800 million, the pension contributions and accounts receivable sales program actions were important steps in optimizing our capital structure while also driving future savings and simplifying our operations. Lastly, we continued to prioritize returning cash flow to shareholders in the form of $291 million in dividends while also supporting investments in growth segments through acquisitions of $87 million.
Our people remain at the heart and soul of the company - and a critical element of our success. The new Xerox has a new leadership team, comprised of experienced internal and external executives with deep knowledge of the industry and business with a track record of success, dedicated and driven to deliver value to our stakeholders. During 2017, we launched a new Organization and Talent Planning process to better align organizational structure, talent and capabilities to deliver on our strategy, now and for the future. Additionally, we rolled out an initiative to strengthen our company culture to improve how we work together, drive accountability and results, and to ensure the long-term success of the business.
We are proud of our 2017 accomplishments. We met all of our guidance metrics while supporting investments for the future that better positions us to compete in an ever-changing industry. Entering 2018, we are even more financially secure and prepared to execute on our strategy to deliver on our commitments once again.

Named Executive Officers
Our executive compensation strategy plays an important role in attracting, retaining and rewarding individuals with the ability, drive and vision to lead our business, support our long-term success and deliver shareholder value. Our named executive officers and their respective titles for fiscal year 2017 were:

Jeffrey Jacobson	Chief Executive Officer
William F. Osbourn, Jr.	Executive Vice President and Chief Financial Officer
Michael D. Feldman	Executive Vice President and President, North America Operations
Hervé N. Tessler	Executive Vice President and President, International Operations
Kevin M. Warren	Executive Vice President and Chief Commercial Officer
Mr. Jacobson assumed the CEO role effective January 1, 2017. Previously, he served as Executive Vice President and President, Xerox Technology. Mr. Osbourn joined Xerox in December 2016 after serving in senior financial roles at other companies. Messrs. Feldman, Tessler and Warren are also experienced executives with many years of experience in areas related to their current responsibilities.
Mr. Jacobson assumed the CEO role effective January 1, 2017. Previously, he served as Executive Vice President and President, Xerox Technology. Mr. Osbourn joined Xerox in December 2016 after serving in senior financial roles at other companies. Messrs. Feldman, Tessler and Warren are also experienced executives with many years of experience in areas related to their current responsibilities.
Linking Pay to Performance
We structure our compensation to attract and retain first-class executive talent, reward past performance and motivate future performance. Our executive compensation program is designed to pay for performance, create long-term shareholder value, and align executive compensation with our business strategy. By making performance a substantial element of executive compensation, we link our executives’ interests to the interests of our shareholders. Accordingly, we reward named executive officers when the Company achieves short- and long-term performance objectives and scale down or eliminate compensation when the Company does not achieve those objectives.
Our actual 2017 payouts under the short-term and long-term incentive programs demonstrate alignment of our pay with our performance against the targets set by the Compensation Committee. In February 2018, the Compensation Committee reviewed the performance of the Company and approved a payout under our 2017 annual short-term incentive program of 129% of target. At its February 2017 meeting, the Compensation Committee determined a payout level for the 2014 long-term incentive award program for the 2014-2016 performance cycle of 12.91% of target. This award was granted in performance shares in 2014 and vested in July 2017. The 12.91% payout was based on three financial measures for performance from 2014 through 2016.
Shareholder Outreach and Engagement
Xerox is committed to fostering strong ongoing communications and engagement with our shareholder base. We regularly communicate with our larger shareholders and discuss our strategy, corporate governance and executive compensation principles. In these communications we learn about the individual perspectives of these investors as well as any changes they may recommend to us. We value the insight gained from these communications and consider the feedback received when reviewing our business, corporate governance and executive compensation practices.
Looking Ahead to 2018
In 2017, the Compensation Committee followed its historical performance-based compensation practices. Looking ahead, the Compensation Committee took the following actions for 2018:

•	Increased focus on financial performance by reducing prior short-term incentive metrics to three metrics:

•	33.3% Revenue Growth at Constant Currency

•	33.3% Adjusted Pre Tax Income

•	33.3% Free Cash Flow
The short-term incentive metric established in 2017 for achieving cost savings under our Strategic Transformation program was met for 2017 and has been eliminated in 2018 in order to provide additional focus on financial performance metrics.

•

•
Established a new long-term incentive program that is structured as follows: 50% in the form of performance shares; 25% in the form of restricted stock units (RSUs); and 25% in the form of stock options. Stock options have been added to our long-term incentive program to provide greater alignment with shareholders and greater focus on improving stock price performance. For 2018, the measure of performance shares will include a newly established rTSR metric. In anticipation of the closure of the Fujifilm transactions, the 2019 and 2020 performance measures and goals with respect to the 2018 three-year performance awards will be determined at a later date.

Summary of 2017 Compensation Actions
The primary elements of our executive compensation program for the named executive officers are:

•	base salary

•	short-term incentives

•	long-term incentives

•	pension and savings plans

•	perquisites and personal benefits

•	change-in-control benefits
The Compensation Committee made several decisions regarding the compensation of named executive officers in 2017, as summarized below.

Compensation adjustments reflect new leadership roles and are competitive with peer group data.
Base Salaries
Mr. Jacobson received a base salary increase effective January 1, 2017, commensurate with his new role as CEO of Xerox, in line with peer group data. Mr. Feldman and Mr. Warren also received promotional salary increases effective January 1, 2017, reflecting their new leadership roles and peer group compensation data.
For further information on base salaries, see 2017 Compensation for the Named Executive Officers - Base Salary.
Short-Term Incentives
The 2017 performance measures and weightings for our Annual Performance Incentive Program (APIP) were: adjusted pre-tax income (30%), constant currency revenue growth (20%), operating cash flow from continuing operations (25%) and a strategic transformation measure (25%) based on cost savings initiatives. Adjusted pre-tax income replaced adjusted EPS as an earnings measure to better reflect earnings accomplishment without sensitivity to share count and changes in the tax rate.
For 2017, results were achieved above target for the constant currency revenue growth and adjusted pre-tax income measures, and above maximum for the operating cash flow from continuing operations and strategic transformation measures. Based on the Company’s overall performance results, and balancing business unit results with corporate results, the Compensation Committee used its negative discretion and approved short-term incentive awards for our named executive officers at above target level, but below the calculated payout factor. The Committee believes that this level of award is commensurate with the Company’s overall level of performance. A summary of performance results relative to predetermined Target and Maximum levels is shown below:

Metric	Performance
Constant Currency Revenue Growth	Above Target
Adjusted Pre-Tax Income	Above Target
Operating Cash Flow from Continuing Operations	Above Maximum
Strategic Transformation	Above Maximum
The Compensation Committee approved an increase to Mr. Feldman’s and Mr. Warren’s APIP target award opportunity, effective January 1, 2017, reflecting their new leadership roles and peer group compensation data. For more information on short-term incentives, see 2017 Compensation for the Named Executive Officers - Short-Term Incentives.

For information on goals and target and maximum payout ranges set by the Compensation Committee for 2017, see 2017 Compensation for the Named Executive Officers - Short-Term Performance Measures.

Long-Term Incentives
Our 2017 Executive Long-Term Incentive Program (E-LTIP) includes awards granted in the form of performance shares (75%) and restricted stock units (25%). Performance shares are earned based on achieving three-year performance goals. The grant date for both portions of this award was July 1, 2017 and all earned shares will vest three years from the grant date. The 2017 performance measures and weightings for the portion of the award granted as performance shares are: adjusted EPS (50%), constant currency revenue growth (20%) (both measured based on a compound annual growth rate) and adjusted operating cash flow from continuing operations (30%) based on three-year cumulative performance.
Mr. Jacobson received an increase in his 2017 long-term incentive award opportunity based on his appointment to CEO. Messrs. Feldman, Tessler and Warren also received increases in their target award opportunity to better reflect their new leadership roles and peer group compensation data.
For more information on long-term incentives, see 2017 Compensation for the Named Executive Officers - Long-Term Incentives.
Total Compensation
Complete compensation information for our named executive officers appears in the Summary Compensation Table on page 33. The following table shows annual base salary, target and actual short-term incentive (APIP), and annual target long-term incentive (E-LTIP) compensation for 2017:

Executive	Annual Base Salary	Target Short-Term Incentive (% of Salary)	Actual Short-Term Incentive (% of Target)	Target Long-Term Incentive (Grant Date Value on 7/1/17)	Total Target Compensation (Base + Target Short-Term + Target Long-Term Incentives)
Jeffrey Jacobson	$1,000,000	150%	129%	$6,500,000	$9,000,000
William F. Osbourn, Jr. (1)	$625,000	100%	132%	$2,250,000	$3,500,000
Michael D. Feldman	$575,000	100%	126%	$2,500,000	$3,650,000
Hervé N. Tessler (2)	$598,567	100%	133%	$2,000,000	$3,197,134
Kevin M. Warren	$600,000	100%	129%	$2,500,000	$3,700,000
__________________________

(1)	Excludes Mr. Osbourn’s new hire RSU award as described under Compensation Committee Actions Relating to E-LTIP Awards

(2)
Mr. Tessler’s base salary of €501,270 is denominated and paid in Euros (EUR) and is unchanged from 2016 to 2017. The salary shown in this table and throughout this Form 10-K/A is Mr. Tessler’s annual base salary converted to U.S. dollars (USD) at an exchange rate for 2017 of 1.1941 USD per EUR, as of December 31, 2017.

OUR EXECUTIVE COMPENSATION PRINCIPLES
The following core principles reflect our philosophy with respect to compensation of the named executive officers. These principles, established and refined from time to time by the Compensation Committee, are intended to:

•	promote improved financial performance;

•	hold our senior executives personally accountable for the performance of the business units, divisions or functions for which they are responsible; and

•	motivate our senior executives to collectively make decisions about the Company that will deliver enhanced value to our shareholders over the long term.

Compensation should reinforce our business objectives and values	• Reward contributions and leadership that increase profit, revenue, operating cash flow and shareholder value. • Enhance confidence in our financial stewardship. • Create and maintain the commitment of our customers and employees.
Compensation should be linked to performance and should not motivate unnecessary risk	• Generally, at least two-thirds of our named executive officers' pay is performance-based, which means it is at risk and varies from year to year based on performance. • A significant portion of total compensation is tied to the performance against financial and non-financial objectives of Xerox, the individual executive and the individual's business unit, division or function. • The Compensation Committee monitors how our compensation programs could affect management's behavior to ensure that performance objectives do not motivate executives to take unnecessary risk that could jeopardize the health and future of the Company.
There should be flexibility in allocating the various compensation elements	• The Compensation Committee uses a variety of incentives to establish compensation packages. • The Compensation Committee does not impose a specific targeted mix of compensation elements in cash versus equity, fixed pay versus variable pay, or long-term versus short-term incentives. It instead retains flexibility to award compensation that best reflects the Company's then-current needs and circumstances.
Compensation opportunities should be competitive	• The Compensation Committee reviews peer group compensation data annually to ensure that our executive compensation program is competitive. • Our compensation program is not aligned to a specific competitive position relative to the market.
Incentive compensation should balance short-term and long-term performance	• Incentive opportunities based on both short-term and long-term objectives are designed to promote strong annual results and the Company's long-term viability and success.
Named executive officers should have financial risk and reward tied to their business decisions	• The majority of named executive officer compensation is designed to be at risk. • The portion of total compensation represented by short- and long-term incentive programs increases with positions at higher levels of responsibility, as these executives have the greatest ability to influence the Company's strategic direction and results. • We require our named executive officers to own shares in order to align their financial risks and rewards with those of our shareholders.
The pay practices for our named executive officers should align with the pay practices of our other senior level employees	• The practices we use to set base pay, pension, savings, and health and welfare benefits for the named executive officers are generally consistent with the practices used to set compensation for our other senior level employees.

GOVERNANCE OF THE EXECUTIVE COMPENSATION PROGRAM
Oversight
The Compensation Committee administers the executive compensation program on behalf of the Board and our shareholders. The members of the Compensation Committee through May 23, 2017 were Robert J. Keegan (Chair), Charles Prince and Stephen H. Rusckowski. Effective May 23, 2017, Mr. Rusckowski became the Compensation Committee Chair and Gregory Q. Brown and Cheryl Gordon Krongard joined Mr. Rusckowski and Mr. Prince on the Committee. Mr. Keegan transitioned from the Committee to become Chairman of the Board. All directors who serve on the Compensation Committee are independent directors on accordance with applicable NYSE standards, including heightened independence requirements for Compensation Committee members. Their biographies appear beginning on page 5 of this Form 10-K/A.
The Compensation Committee’s responsibilities are discussed beginning on page 46 of this Form 10-K/A. A complete description of the Compensation Committee’s responsibilities and functions appears in its charter, which can be found on our website at www.xerox.com/governance.
Independent Consultant
The Compensation Committee has retained the services of an independent compensation consulting firm, FW Cook, to assist with its responsibilities. FW Cook reports only to the Compensation Committee and has not performed any other work for the Company since being retained as an independent consultant to the Compensation Committee. As provided in its charter, the Compensation Committee has the authority to determine the scope of FW Cook’s services and may terminate their engagement at any time. The Compensation Committee reviewed FW Cook’s independence under SEC and NYSE rules and determined there was no conflict of interest.
During fiscal 2017, FW Cook provided the following services:

•	regularly updated the Compensation Committee on trends in executive compensation and proactively advised on emerging trends and best practices;

•
reviewed officer compensation levels and the Company’s overall performance compared to a peer group made up of organizations with which the Company is likely to compete for executive expertise and/or share with the Company a similar business model in one or more areas;

•	reviewed incentive compensation designs for short-term and long-term programs;

•	advised the Compensation Committee on peer group companies for pay and performance comparisons;

•	reviewed the Compensation Discussion and Analysis and related compensation tables for this Form 10-K/A;

•	reviewed Compensation Committee meeting materials with management and the Committee chair before distribution;

•	attended Compensation Committee meetings and, as requested, meetings in executive session;

•	offered independent analysis and input on CEO compensation; and

•	advised on other compensation matters as requested.

Best Practices
The Compensation Committee regularly reviews executive compensation best practices and makes changes to the Company’s programs as appropriate.

Our program reflects best practices as follows:
What We Do:
✓	Emphasize pay for performance to align executive compensation with our business strategy and promote creation of long-term shareholder value.
✓	Use peer group pay as a reference point to determine total target compensation.
✓	Maintain stock plans with double trigger vesting upon a change in control.
✓	Have clawback provisions to recover short- and long-term incentive compensation, non-qualified pension benefits and salary continuance.
✓	Maintain stock ownership and post-retirement stock holding requirements for executive officers.
✓	Have non-compete and non-solicitation agreements that apply during employment and after leaving the Company, as permissible under local law.
✓	Provide minimal executive perquisites.
✓	Design compensation programs with controls to mitigate risk.
✓	If EPS is used as a performance measure, the calculation for adjusted EPS will exclude share repurchases to the extent they have an impact of more than 2% on adjusted EPS (adopted in 2017).
✓	Compensation Committee uses an independent compensation consultant that performs no other services for Xerox.
What We Don’t Do:
✗	NO payment of dividends or dividend equivalents on unearned RSUs and performance shares.
✗	NO accrual of additional benefits under our non-qualified pension plans, which were frozen in 2012.
✗	NO payment of tax gross-ups on perquisites.
✗	NO excessive change-in-control severance arrangements for executive officers or excise tax gross-ups in such arrangements.
✗	NO hedging or pledging of Xerox stock by executive officers.
✗	NO employment agreements (unless customary under local law or in connection with new hire arrangements).
Risk Assessment
The Compensation Committee believes that our programs encourage positive behavior while balancing risk and reward, consistent with the interests of our shareholders. Management conducts risk assessments each year and presents the findings to the Compensation Committee. Based on the assessment of programs covering our employees and executives for 2017, the Compensation Committee determined that our compensation plans, programs and practices do not motivate behavior that is reasonably likely to have a material adverse impact on the Company. Our assessment included reviews of our internal controls, clawback provisions (including those for engaging in detrimental activity), ownership requirements, overlapping performance periods and vesting schedules, the balance of short- and long-term incentives, and performance goals that are tied to multiple financial metrics.

PROCESS FOR SETTING COMPENSATION
Competitive Market Information
Each year, the Compensation Committee receives a report comparing the compensation of our named executive officers with the compensation of the named executive officers of the companies in our peer group. This comparison includes peer group compensation data from the most recent proxy statements for these elements of pay:

•	base salary

•	short-term incentives

•	total cash compensation (base salary plus short-term incentives)

•	long-term incentives

•	total compensation (total cash compensation plus long-term incentives)
The Compensation Committee reviews the peer group total target compensation (including the individual elements noted above) for each named executive officer, with the median as the primary competitive reference point, but does not use that data as a specific benchmark or to match a specific percentile of the market. The competitive peer group market data is prepared, analyzed and presented to the Compensation Committee by FW Cook, the Committee’s independent compensation consultant. FW Cook also presents a broader set of survey data.
When setting compensation, the Compensation Committee also reviews the Company’s performance in relation to the peer group (including total shareholder return compared to the Xerox peer group, the S&P 500 and an industry group composed of companies in the S&P 500 IT Index).
Peer Group
The Compensation Committee regularly reviews the composition of the peer group and makes modifications as appropriate. A comprehensive review was conducted in 2016 and a revised peer group for 2017 was approved at that time to reflect the new size and business of Xerox post-separation. We believe these peer group companies on the whole are:

•	appropriate in size (considering revenue, market capitalization, EBIT, enterprise value and assets);

•	companies with which we are likely to compete for executive talent; and/or

•	companies that share a similar business model or similar business content in one or more areas.
The 2017 peer group consisted of the following companies:

Applied Materials, Inc.	DXC Technology Company	NCR Corporation
Arrow Electronics, Inc.	First Data Corporation	NetApp, Inc.
Avnet, Inc.	Flex Ltd.	Pitney Bowes Inc.
CA, Inc.	Jabil Circuit, Inc.	Seagate Technology plc
CDW Corporation	Micron Technology, Inc.	SYNNEX Corporation
CGI Group, Inc.	Motorola Solutions, Inc.	Western Digital Corporation
The median annual revenue of the peer group was approximately $13.6 billion (compared to Xerox revenue of $10.4 billion for the last four consecutive quarters ending June 30, 2017), when the Compensation Committee reviewed the peer group data in July 2017. The 25th percentile for the peer group revenue data was $6.9 billion and the 75th percentile was $18.2 billion.
The peer group may change in 2018 to reflect the anticipated Fujifilm transactions.

Performance Objectives
The Compensation Committee sets performance objectives for the CEO. The CEO in turn sets performance objectives, aligned with his objectives, for the other named executive officers.

Mr. Jacobson’s 2017 performance objectives included:

•	achieving enterprise financial goals (revenue, adjusted pre-tax income, operating cash and cost/productivity)

•	achieving growth targets in strategic growth areas (A4, SMB expansion, managed document services)

•	extending leadership position in production color and A3

•	driving operational and commercial excellence to achieve cost/efficiency targets and transformation

•	building new leadership team and implementing talent and culture change

•	redefining the Xerox brand

2017 COMPENSATION FOR THE NAMED EXECUTIVE OFFICERS
Overview
As shown in the chart below, the Compensation Committee follows a thorough and multi-faceted process to establish compensation for our named executive officers.

Compensation Committee Assessment	Compensation Committee Considerations	Final Steps
• overall Company performance • past contributions • expected future contributions • succession planning objectives • retention objectives • internal pay equity • peer group data
• evaluation of CEO performance relative to specified performance objectives
• CEO’s evaluation of the management team, their contributions and performance
• CEO’s recommendations for compensation actions for other named executive officers
• competitive executive pay practices
• financial feasibility
• CEO’s self-assessment

• input from the Committee’s consultant • review of evolving market practices, regulatory developments, the market for executive talent and compensation philosophy
After receiving input from the CEO, the Compensation Committee makes its own assessments and formulates compensation amounts. Once all components of compensation are established, the Compensation Committee verifies that the total compensation for each named executive officer is appropriate and competitive.
The Compensation Committee expects a high level of individual and collaborative performance and contributions, consistent with our named executive officers’ level of responsibility, and, when setting compensation, seeks to appropriately motivate our named executive officers to achieve a high level of performance.
Named executive officers generally earn short- and long-term incentive payments as a team based on achievement of pre-established objective performance goals of the Company. Named executive officers are not compensated primarily based on individual performance objectives. Base salary increases and short-term and long-term incentive target award opportunities are determined by taking into consideration the individual’s performance, peer group data and internal comparisons to ensure that pay is competitive and consistent with Company succession planning objectives and that differences in pay among the officers are appropriate. Incentive award payouts are determined primarily based on the Company’s overall quantitative financial performance.
Mr. Jacobson’s compensation opportunity was higher than that of our other named executive officers due to his greater scope of responsibility, but below the median of peer group CEO compensation. His compensation was determined under the same programs and policies as other Xerox named executive officers. Mr. Jacobson is not present when the Compensation Committee discusses and establishes his annual compensation.

To assist in the overall understanding of compensation, the Compensation Committee also reviews named executive officer compensation under various termination scenarios as provided in the Potential Payments upon Termination or Change in Control table, but this is not a material driver of compensation decisions.
2017 Total Target Compensation
Total target compensation includes base salary, target annual short-term cash incentive and target annual long-term equity incentive awards, which includes the July 1, 2017 annual E-LTIP grants. For purposes of market comparisons, total target compensation within the range of plus or minus 15% of the peer group median typically is considered as a competitive reference point.
Overall, the aggregate total target compensation of our named executive officers is within the competitive range of peer group and survey medians. In addition, the mix of pay elements as a percent of total target compensation is similar to that of our peers.
We show the 2017 total target compensation, including annual base salary, target and actual short-term incentive compensation, as a percentage of base salary, and target long-term incentive compensation as described above under Executive Summary - Summary of 2017 Compensation Actions. More complete compensation information appears in the Summary Compensation Table on page 33.
Fixed Versus Variable Pay
The chart below shows the 2017 pay mix for our named executive officers (NEO) as well as the portion of their total target compensation that is in the form of variable pay. The target long-term incentive compensation presented in the chart represents the annual E-LTIP award granted on July 1, 2017.

Base Salary
Base salary is the fixed pay element of our compensation program. The Compensation Committee reviews and approves base salaries annually, typically in February. The Compensation Committee also reviews named executive officer salaries when there is a specific event, such as a new hire, promotion or achievement of an extraordinary level of performance. Mr. Jacobson received an increase of 11.1% effective on January 1, 2017 based on his appointment to CEO. Mr. Feldman received a 16.2% increase and Mr. Warren received a 21.2% increase, also effective January 1, 2017, reflecting their new roles leading Xerox and aligning with our peer group compensation data.

Short-Term Incentives
The Company’s APIP provides for short-term incentive awards paid in the form of cash for our named executive officers and other eligible employees. Each year, the Compensation Committee determines the target short-term incentive award opportunity under the APIP, stated as a percentage of base salary, for each named executive officer.
For tax reasons related to the deductibility of certain executive compensation, short-term incentive awards for our executive officers for 2017 were funded by a Short-Term Incentive Pool, which is an umbrella plan established by the Compensation Committee under the shareholder-approved Xerox Corporation 2004 Performance Incentive Plan, as amended and restated (see Certain Tax Implications of Executive Compensation). Historically, the APIP for executive officers has generally been established under this umbrella plan. Each officer participating in the APIP was allocated a specified portion of the Short-Term Incentive Pool, assuming Xerox attained certain pre-established performance goals. The APIP award for a named executive officer could have been less than, but was not permitted to exceed, that allocation.
In 2017, the Short-Term Incentive Pool was funded by 2% of the Company’s “performance profit” achieved during the year, which amount was $20.82 million. For this purpose, performance profit was income from continuing operations before income taxes, equity income and discontinued operations, excluding restructuring charges, certain retirement related costs, non-cash asset write-offs or impairment losses, and amortization of intangibles as identified in the Company’s audited financial statements.
The following chart shows our process for setting short-term incentive awards. This process typically takes place in the first quarter of the year.

Short-term incentives, if earned based on the previous fiscal year’s performance, are generally paid in early April.
Short-Term Incentive Target Award Opportunity for the Individual Named Executive Officers
The short-term incentive target award opportunity for each named executive officer takes into account many factors, including scope of responsibility and comparable targets for named executive officers in the peer group. If an executive’s responsibilities change after February, when the terms of the short-term incentive awards are generally approved, the Compensation Committee may adjust the short-term incentive target award opportunity for that executive, but the award will not exceed the executive’s established allocation under the Short-Term Incentive Pool.

The Compensation Committee approved an increase to the target award opportunity for Mr. Feldman and Mr. Warren from 75% to 100% of base salary, effective January 1, 2017, reflecting their new leadership roles and in line with peer group data.
Short-Term Incentive Performance Measures
The performance measures for 2017 were adjusted pre-tax income, constant currency revenue growth, operating cash flow from continuing operations and a strategic transformation measure based on cost savings initiatives. Because we believe constant currency revenue growth and operating cash flow from continuing operations to be two of the fundamental financial metrics that drive shareholder value, we used those financial metrics for both our short- and long-term incentive programs.

•
Performance measures for our short-term incentive awards are set on an annual basis and are paid in cash following the end of the annual performance period, based on achievement of annual performance goals.

•
Performance measures for our long-term incentive awards are set at the beginning of the first year and are based on compound annual growth rates or three-year cumulative performance goals. Earned long-term incentive performance based awards vest and pay out three years from the date of grant. The actual value realized by our named executive officers with respect to these awards is based on achievement of performance goals and stock price at the time of vesting.

Adjusted pre-tax income was based on pre-tax income from continuing operations plus equity income, excluding the impacts of amortization of intangibles, non-service related defined benefit pension and retiree health costs, and restructuring costs. The strategic transformation cost savings measure was based on gross savings from 2015 baseline costs. The short-term plan contains specific metrics, but also permits the Compensation Committee some limited discretion as described below under Determining Short-Term Incentive Award Payouts.
The measures, weightings, goals and target and maximum payout ranges set by the Compensation Committee for 2017 were as follows:

Performance Measure	Weighting	Target (100% payout)	Maximum (200% payout)
Revenue growth at constant currency (1)	20%	(5.0)%	(3.5)%
Adjusted pre-tax income	30%	$1,166 million	$1,226 million
Operating cash flow from continuing operations (2)	25%	$800 million	$950 million
Strategic transformation (cost savings)	25%	$600 million	$675 million
__________________________

(1)
Revenue growth at constant currency is Generally Accepted Accounting Principles (GAAP) revenue growth adjusted to exclude the impact of changes in the translation of foreign currencies into U.S. dollars.

(2)	GAAP Operating Cash Flow from continuing operations adjusted to reflect the approved adjustment categories.
There is no payout for results below threshold levels established by the Compensation Committee. Payouts are made proportionately for achievement at levels between threshold and maximum goals.
Although we consider historical performance when setting future performance goals, these goals were aligned with our 2017 operating plan at the time they were established and designed to be challenging, yet achievable.
Determining Short-Term Incentive Award Payouts
After the end of each fiscal year, the CFO confirms the financial results and communicates the results to the Compensation Committee. Subject to the Committee’s review and approval, any material unusual or infrequent charges or gains may be excluded from the APIP short-term incentive calculations in order to obtain normalized operational results of the business, but in no event will an award exceed the executive’s allocation under the Short-Term Incentive Pool.
Each performance measure is assessed and calculated independently. The weighted results of each measure are added together to determine overall performance results. Even if pre-established performance measures are achieved, the Compensation Committee retains the discretion to grant a lower short-term incentive than the calculated incentive payout or no short-term incentive at all, as it deems appropriate. The Committee also may use its discretion to increase or decrease an APIP award based on individual performance provided that an individual award never exceeds the executive’s allocation of the Short-Term Incentive Pool.

Under extraordinary circumstances, if the Compensation Committee believes an additional incentive is appropriate to reward and motivate executives, it has authority to pay discretionary cash awards outside of the APIP and the Short-Term Incentive Pool that are separate and independent of any calculated APIP incentive payout, but this has not been its practice.
2017 Performance for Short-Term Incentive Award Payouts
Performance results for 2017 against the established performance measures were:

Performance Measure	Weighting	Target (100% payout)	Maximum (200% payout)	Actual 2017 Performance Results
Revenue growth at constant currency (1)	20%	(5.0)%	(3.5)%	(4.8)%
Adjusted pre-tax income	30%	$1,166 million	$1,226 million	$1,175 million
Operating cash flow from continuing operations (2)	25%	$800 million	$950 million	$952 million
Strategic transformation (cost savings)	25%	$600 million	$675 million	$680 million
__________________________

(1)	Revenue growth at constant currency is GAAP revenue growth adjusted to exclude the impact of changes in the translation of foreign currencies into U.S. dollars.

(2)	GAAP Operating Cash Flow from continuing operations adjusted to reflect the approved adjustment categories.
In 2017, all financial measures were based on total company results. Adjusted pre-tax income, as reflected in the table below, was based on pre-tax income from continuing operations of $570 million plus equity income of $115 million and excluding the impacts of amortization of intangibles ($53 million), non-service related defined benefit pension and retiree health costs ($198 million), restructuring costs ($230 million) of which $10 million relates to Fuji Xerox, and other items outside the ordinary course of business ($29 million). The 2017 performance measures were also adjusted for the following items:

	Revenue Growth at CC	Adjusted Pre-tax Income	Operating Cash Flow from Continuing Operations	Strategic Transformation
Adjusted (1),(2)/Reported (3)	(4.7)%	$1,195	$122	$680
Adjustments
Sales of licenses	(0.1)	(20)	(20)	-
Incremental, voluntary U.S. pension contribution	-	-	500	-
Termination of certain A/R sales programs	-	-	350	-
Performance Results	(4.8)%	$1,175	$952	$680
__________________________

(1)	Revenue growth at constant currency (CC) is GAAP revenue growth adjusted to exclude the impact of changes in the translation of foreign currencies into U.S. dollars.

(2)	Adjusted pre-tax income is GAAP pre-tax income from continuing operations adjusted for items discussed in the preceding paragraph.

(3)
Operating Cash Flow from continuing operations and Strategic Transformation, reflect actual GAAP results as disclosed in our Consolidated Financial Statements per our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Performance results with respect to the goals established by the Compensation Committee for adjusted pre-tax income and constant currency revenue growth were above target and for operating cash flow from continuing operations and strategic transformation, were above maximum. Management recommended to the Compensation Committee the calculated payout factor that reflected performance results for all four measures. These payouts were determined in accordance with the process and applicable goals and weightings described above, balancing business unit results with overall Company results. After reviewing overall Company results, the Compensation Committee agreed with management’s recommendation and used its negative discretion to reduce the short-term incentive awards to a payout factor of 129% of target, below the payout level calculated by the award formula. The CEO received a payout of 129%

of target and the other named executive officers received payouts within a range of 126% to 133% of target based on business unit results and individual performance. For more information on short-term incentive payouts, see the Total Compensation section on page 33.
The Compensation Committee believes that the fiscal 2017 short-term incentive payments are consistent with our strategy of compensating named executive officers for achieving important business goals. In view of the Company’s 2017 results, the Compensation Committee believes that the annual short-term incentive payments resulted in reasonable and appropriate performance-related incentive payments to the named executive officers.
The annual incentives paid to the named executive officers in April 2018 for fiscal year 2017 are shown in the Summary Compensation Table. Additional information about the short-term incentive opportunities is shown in the Grants of Plan-Based Awards table.
Long-Term Incentives
We provide long-term incentives to reward named executive officers for sustained performance, as a retention incentive and to align executives’ interests with the interests of our shareholders.
Executive Long-Term Incentive Program
Our Executive Long-Term Incentive Program (E-LTIP) awards are made according to the 2004 Performance Incentive Plan. Awards may be cash or equity-based, including performance shares and time-based RSUs. The greatest portion of E-LTIP awards are granted in the form of performance shares.
Although equity awards are generally granted on a regular annual cycle, the Compensation Committee occasionally grants off-cycle equity awards to named executive officers for special purposes, such as new hire, promotion, retention, and recognition. In recent years, the Compensation Committee has granted, from time to time, special one-time awards typically in the form of time-based RSUs.
Performance shares are based on achievement of goals over a three-year performance period covering three fiscal years. The service period for these performance shares is three years from the date of grant, which is typically in July of the first year of the performance period. Earned performance shares vest after the Compensation Committee certifies the results for the performance period. RSUs are not tied to performance and vest all at once at the end of the requisite service period.
Once vested E-LTIP performance shares and RSUs are paid out in the form of shares of Xerox Common Stock. In connection with certain termination events, vesting of outstanding performance shares and RSUs occurs as follows:

•
Named executive officers who retire or are involuntarily terminated other than for cause before the end of the vesting period will vest in a pro-rata portion of earned performance shares and RSUs. Vesting will occur on the original vesting date and will not be accelerated.

•	Named executive officers who voluntarily terminate employment (other than for retirement) or are terminated for cause before the vesting date forfeit these awards.

•	Performance shares (at target) and RSUs fully vest upon death.
Upon vesting of performance shares and RSUs, dividend equivalents are paid in cash on vested shares in an amount equal to the dividends the executive would have earned from owning the same amount of common stock (up to the target number of performance shares) throughout the vesting period.

Compensation Committee Actions Relating to E-LTIP Awards
E-LTIP awards are based on a review of both peer group and market data, operating results and each executive’s historical and expected future contributions.
The payout for achieving target performance goals is 100% of target; the payout for achieving threshold performance goals is 50% of target, and the payout for achieving maximum performance goals is 200% of target, with payout at 200% representing attainment of outstanding performance results. Payouts are made proportionately for achievement at levels between these goals. There is no payout if performance falls below each of the threshold goals established by the Committee. Payout of any performance shares is conditioned on actual achievement of the pre-established performance measures, and any earned shares will be paid on the July 1, 2020 vesting date.

The 2017 E-LTIP award was granted in the form of 75% performance shares and 25% RSUs.
In July of 2017, the Compensation Committee established performance goals for the three-year performance period of the 2017 E-LTIP awards. Additional consideration was required in determining three-year performance goals that aligned with our Strategic Operating Plan given the separation of our Business Process Outsourcing business. As a result, the 2017 E-LTIP performance goals were not approved within the required time frame that would have allowed for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (Section 162(m)). However, as discussed in further detail in Certain Implications of Executive Compensation, the Compensation Committee determined that establishing performance goals that properly reflected the Company’s overall strategic objectives following the successful separation of our Business Process Outsourcing business outweighed the Section 162(m) deductibility of such awards. Moreover, unless transitional relief is available, future compensation in excess of $1 million (includingioecompensation resulting from awards under the 2017 E-LTIP) will no longer be deductible under Section 162(m), regardless of whether such awards otherwise qualified as performance-based compensation.
Mr. Jacobson received a 116.7% increase to his 2017 E-LTIP target award opportunity to reflect the significant change in his responsibilities upon appointment as our CEO following the Separation. The Compensation Committee also approved increases in E-LTIP target award opportunities for Messrs. Feldman (233.3%), Tessler (33.3%) and Warren (212.5%) to reflect their new roles leading Xerox. The target number of performance shares and RSUs granted to our named executive officers was determined by dividing the previously approved E-LTIP target award opportunity (expressed as a dollar amount) by the closing price of Xerox Common Stock on the last trading day prior to the July 1, 2017 grant date. In addition, Mr. Osbourn received an RSU award on January 1, 2017 that was approved as part of his new hire package in 2016. The number of RSUs was determined by dividing the target award opportunity (expressed as a dollar amount) by the closing price of Xerox Common Stock on the last trading day prior to the January 1, 2017 grant date.

Metrics for the 2017 Performance Cycle (2017 E-LTIP granted on July 1, 2017)
The performance measures, weightings, target to maximum goals and payout ranges set by the Compensation Committee for the 2017 E-LTIP performance cycle are based on a combination of three-year compound annual growth rate (CAGR) and cumulative goals as follows:m

Performance Measure	Weighting	Target (100% payout)	Maximum (200% payout)
CAGR Revenue Growth at constant currency (1)	20%	(3.0)%	(1.5)%
CAGR Adjusted Earnings Per Share	50%	2.2%	5.7%
Cumulative Adjusted Operating Cash Flow from Continuing Operations (in billions)	30%	$2.20	$2.40
__________________________
m7 through December 31, 2019, and serviced-based RSU awards, both with a grant date of July 1, 2017, and a vesting date of July 1, 2020 Approved the performance measures and grant date award values for named executive officers Approved a payout range between 0% and 200% of the target number of performance shares granted For completed performance periods, determines the number of performance shares, if any, earned by each named executive officer based on the results for the applicable performance period(s) For the new performance share cycle, establishes overall design; performance measures and weightings; the threshold, target and maximum goals for each measure; and payout ranges Approves new E-LTIP grants for nam

(1)	Revenue growth at constant currency is GAAP revenue growth adjusted to exclude the impact of changes in the translation of foreign currencies into USD.
The performance measures are the same as in prior years with increased emphasis in 2017 on operating cash flow. Performance goals were aligned with our 2017 financial model at the time the goals were established and are disclosed solely in the context of our 2017 E-LTIP performance cycle. Target performance goals are reasonably achievable with a level of performance that is in line with the Company’s Board-approved operating plan, whereas maximum performance levels represent stretch goals which can only be achieved with outstanding performance. These goals should not be used or relied upon as estimates of results or applied to other contexts.
Under the 2017 E-LTIP, actual Company results for the performance measures will be adjusted for certain pre-established items, subject to thresholds, such as: amortization of acquisition-related intangibles; non-service related defined benefit pension and retiree health costs and discretionary pension funding, restructuring - including our share of Fuji Xerox restructuring, separation and related costs, non-cash asset write-offs, gains/losses from war, terrorism or natural disasters, share repurchases, gains/losses from settlement of tax audits or changes in tax laws, changes in receivables factoring programs, acquisitions and divestitures, changes in accounting principles, after-tax effects of certain adjustments incurred by Fuji Xerox, and other types of unusual or infrequent items. Revenue Growth is adjusted to exclude the impact of changes in the translation of foreign currencies into USD.
Additional information on the 2017 E-LTIP awards can be found in the Summary Compensation Table and the Grants of Plan-Based Awards table.
Performance and Payouts under Prior E-LTIP Awards
2014 Performance Shares
The performance shares granted under the 2014 E-LTIP were based on three-year cumulative performance from 2014 through 2016. Performance results against the pre-established performance measures and definitions for these awards follow. For additional information on the performance measures and definitions, please see Exhibit 10(e)(25) of the 10-K for the 2013 fiscal year filed on February 21, 2014.

Performance Measure	Weighting	Three-Year Cumulative Performance	Performance Shares Earned for Three-Year Cumulative Results
Adjusted EPS	50%	$2.90 - below threshold	0%
Revenue Growth at constant currency (1)	30%	(9.4)% - below threshold	0%
Adjusted Operating Cash Flow	20%	$5.362 billion - below target	12.91%
Total performance shares earned as a percentage of shares granted (2)			12.91%
__________________________

m7 through December 31, 2019, and serviced-based RSU awards, both with a grant date of July 1, 2017, and a vesting date of July 1, 2020 Approved the performance measures and grant da

(1)	Revenue growth at constant currency is GAAP revenue growth adjusted to exclude the impact of changes in the translation of foreign currencies into U.S. dollars.

(2)
The actual payout for the 2014 E-LTIP as a percent of grant date value on 7/1/2014, was 9.81% due to actual performance results (actual performance = 12.91% of target), plus the difference in the fair market value per share on July 1, 2014 ($37.80) and the July 1, 2017 closing price ($28.73).

In February 2017, based on the above, the Compensation Committee determined a payout level for the 2014 performance shares of 12.91% of target. This award vested on July 1, 2017. See the Outstanding Equity Awards table for additional information on shares earned.

Payout for the 2014 E-LTIP as a percent of grant date value was 9.81% due to performance results of 12.91% of target and a lower share price.

SAY-ON-PAY VOTES AND SHAREHOLDER ENGAGEMENT
At our annual meeting of shareholders held in May 2017, 93.31% of the votes cast on our annual say-on-pay proposal were voted in favor of our named executive officer compensation as disclosed in our 2017 proxy statement. The Compensation Committee believes the favorable vote supports the Company’s approach to executive compensation. At our May 2017 annual meeting, our shareholders also voted in favor of holding our say-on-pay vote on an annual basis, and, based on this expressed preference, the Compensation Committee determined to continue to hold an annual advisory say-on-pay vote.
As described under Shareholder Outreach and Engagement, we regularly meet with institutional investors, both individually and in group forums, to provide them with the opportunity to engage directly with Company representatives to address their questions and to provide feedback to us on topics of importance to them. The Board and management team carefully consider the feedback from our engagements (which historically has been favorable) when reviewing our business, corporate governance and executive compensation program.
As a result of our ongoing engagement and communication with shareholders, for 2017 and into 2018, we: continue to maintain short- and long-term performance measures that have some overlap but are not identical; maintain a heavier weighting on performance shares than other stock award vehicles; incorporated a share repurchase limit into the 2017 EPS performance measure and eliminated EPS as a measure in 2018; and added rTSR to our 2018 E-LTIP.
We will continue to reach out to institutional investors and to consider the outcome of say-on-pay votes when making future compensation decisions for our named executive officers.

PENSION AND SAVINGS PLANS
Pension Plans
We provide pension benefits to our named executive officers under the following plans:

•	Xerox Corporation Retirement Income Guarantee Plan (RIGP)

•	Xerox Corporation Unfunded Retirement Income Guarantee Plan (Unfunded RIGP)

•	Retirement Indemnities Plan (France)
The only named executive officers who participate in these plans are Mr. Tessler and Mr. Warren. The RIGP and Unfunded RIGP were frozen effective December 31, 2012; no benefits have been (or will be) accrued following that date. For information on the actuarial present value of the accumulated pension benefits for Mr. Tessler and Mr. Warren, see the Pension Benefits table.
U.S. Qualified Pension Plan - Retirement Income Guarantee Plan
Mr. Warren participates in the tax-qualified pension plan on the same terms as other salaried employees who participate in the plan. All participants, including Mr. Warren, are vested in their benefits under the RIGP. Early retirement benefits under the RIGP are available for employees who leave the Company at age 55 or older and have at least 10 years of service. Mr. Warren is eligible for early retirement. For those employees who retire early, the normal retirement benefits are reduced by 5% for each year that the payment commences prior to age 65 (or age 62 with at least 30 years of service). Participants can elect to receive RIGP payments as a lump sum or as an annuity. RIGP benefits are subject to IRS limits on the compensation that can be taken into account in a tax-qualified plan.

U.S. Non-Qualified Pension Plans - Unfunded Retirement Income Guarantee Plan
Because the Internal Revenue Code limits the pension benefits (based on annual compensation) that can be accrued under a tax-qualified pension plan, the Company established a non-qualified pension plan to provide executives, including Mr. Warren, with retirement benefits on his compensation above these limits. Other than not applying a limit on compensation, Unfunded RIGP benefits generally are determined under the same terms as the RIGP benefit, but Unfunded RIGP is payable only as an annuity.
French Pension Plan - Retirement Indemnities Plan
Mr. Tessler is a French citizen, working in the United Kingdom. He is not covered by qualified and non-qualified plans in the U.S. nor any retirement plans in the UK, but is covered under French social security and other mandatory French pension plans. In addition to government sponsored pension programs, during 2017, Mr Tessler participated in the defined contribution pension plan for directors of Xerox SAS, France. Contributions to the plan are based on Mr. Tessler’s earnings up to a cap of currently €196,140. The benefits under the Retirement Indemnities Plan are only payable upon retirement which can be as early as age 62. Since Mr. Tessler is not yet age 62, he would not be eligible for any benefits under this plan should he leave Xerox before attaining age 62.
Savings Plans and Deferred Compensation Plan
We provide our named executive officers with the opportunity to defer receipt of compensation on a pre-tax basis under the following defined contribution plans:

•	Xerox Corporation Savings Plan (tax qualified 401(k) Savings Plan)

•	Xerox Corporation Supplemental Savings Plan
Mr. Tessler, a citizen of France, is not eligible to participate in these U.S. Plans.
Xerox Corporation Savings Plan (401(k) Savings Plan)
Mr. Jacobson, Mr. Osbourn, Mr. Feldman, and Mr. Warren are eligible to participate in the 401(k) Savings Plan in the same manner as all other U.S. employees covered by the plan. Each of these named executive officers participated in the 401(k) Savings Plan in 2017. These named executive officers are eligible for a 100% Company match on 3% of eligible pay saved on a before-tax basis, subject to IRS qualified plan compensation limits and highly compensated threshold limits. Named executive officers may not receive 401(k) Savings Plan benefits in excess of these limits.
Xerox Corporation Supplemental Savings Plan
When future accruals under RIGP and Unfunded RIGP were frozen, the Company introduced a non-qualified supplemental savings plan for eligible U.S. employees, effective January 1, 2013. In 2017, Mr. Jacobson and Mr. Feldman elected to participate in the Xerox Corporation Supplemental Savings Plan (SSP). Under the SSP, participants may defer 3% of eligible compensation in excess of the IRS limit. The SSP provides a 100% Company match equal to the amount deferred.

PERQUISITES AND PERSONAL BENEFITS
General Benefits
The Company generally maintains medical and dental coverage, life insurance, accidental death insurance and disability benefits programs or plans for all of its employees, as well as customary vacation, leave of absence and other similar policies. Named executive officers are eligible to participate in these programs and plans on the same basis as all other salaried employees, except as otherwise disclosed.
Life Insurance
The Company provides the Xerox Universal Life Plan to eligible U.S. executives, including the named executive officers. All of the named executive officers participated in this program, except for Mr. Tessler who is not a U.S. employee. Participants may elect to receive Company-paid life insurance equal to three times their base salary. U.S. executives are the sole owners of their policies and are responsible for any taxes due as a result of Company contributions.
Perquisites and Personal Benefits
We periodically review the perquisites that named executive officers receive. The Compensation Committee believes its policies regarding perquisites are conservative compared to other companies. The Company does not pay tax gross-ups in connection with perquisites.

All named executive officers are eligible to receive Company-paid financial planning assistance. Solid financial planning by experts reduces the amount of time and attention that named executive officers devote to their finances and maximizes the value of their compensation. Mr. Jacobson is also provided with home security.
Mr. Tessler is a citizen of France on international assignment and received an international assignment allowance in 2017, which is customary for Xerox employees on international assignment. The Compensation Committee approved a modification to Mr. Tessler’s relocation agreement as reimbursement for additional transition expenses incurred in connection with his relocation based on a change in his assignment resulting from the Separation. Under his modified relocation agreement, Mr. Tessler receives a reimbursement of $15,000 per month for a maximum of twelve months (October 2017 through September 2018). In light of extraordinary business demands, Mr. Osbourn received extended time of ten months to receive home sale related reimbursements. The cost to the Company for the extended time is the same as if Mr. Osbourn had moved within the original timeframe.
See the footnote to the “All Other Compensation” column in the Summary Compensation Table for additional information.
The total costs to the Company for providing perquisites and personal benefits to the named executive officers during fiscal 2017 are shown in the Summary Compensation Table.

CHANGE-IN-CONTROL BENEFITS
All named executive officers have change-in-control severance agreements. We consider these agreements to be in the best interests of our shareholders because they foster the continuous employment and dedication of key management without potential distraction or personal concern if Xerox were to be acquired by another company. These agreements create appropriate incentives for the named executive officers to facilitate a smooth transition in the best interests of the Company and shareholders by continuing to perform in their roles pending a potential change in control. The Compensation Committee periodically reviews change-in-control severance payment amounts against benchmark data to ensure that amounts are generally consistent with market practices.
For twenty-four months after a change-in-control, if employment is terminated involuntarily (other than for cause, death or disability) or voluntarily for good reason, our change-in-control severance agreements with the named executive officers provide:

•	A lump sum cash payment equal to twice the sum of the executive’s then-current annual base salary and short-term incentive award target.

•	Continuation of specified welfare benefits at active employee rates for a period of 24 months.
Severance payments following a change in control are not conditioned on non-compete or non-solicitation obligations or other negative covenants.
Other change-in-control benefit plan provisions include:

•
Accelerated vesting of stock awards only upon an involuntary termination of employment (other than a termination for cause) or a voluntary termination for good reason (commonly described as “double-trigger” vesting).

•
Immediate vesting in the present value of the accrued non-qualified U.S. pension plan benefits as of the date of the change in control. Participants are entitled to receive these benefits without regard to the plan’s normal requirements for remaining employed by Xerox until a stated age and number of years of service. If the change in control conforms with applicable tax regulations regarding deferred compensation, participants are entitled to an immediate single-sum payment of the benefit. It is anticipated that the Fujifilm transactions will conform to the deferred compensation tax regulations and therefore these plans will payout in a lump sum following the change in control. If the change in control does not conform with applicable tax regulations, participants are entitled to payments in accordance with the schedule normally provided by the plan. The Committee views this accelerated vesting upon a change in control, and accelerated payment upon a conforming change in control, as appropriate to protect the pension benefit earned by the named executive officer at Xerox.

We do not provide named executive officers with excise tax reimbursement on severance payments.
Additional information and the amount of the estimated payments and benefits payable to the named executive officers assuming a change of control of Xerox and a qualifying termination of employment is presented below under the Potential Payments Upon Termination or Change in Control table.

EMPLOYMENT AND SEPARATION
Named executive officers serve at the will of the Board. This enables the Board to remove a named executive officer whenever it is in the best interests of the Company, with full discretion of the Compensation Committee to decide on an appropriate severance package (except for benefits that have vested or in the case of a change-in-control). When a named executive officer is removed from his or her position, the Compensation Committee, acting in good faith, has generally exercised its business judgment in determining whether to approve any special severance arrangement in light of all relevant circumstances, including how long the officer was with the Company, past accomplishments, the reasons for separation and requirements under local law.
In February 2017, the Compensation Committee approved an executive salary continuance program. If the Compensation Committee does not approve a special severance arrangement under this plan or otherwise for a named executive officer whose employment is terminated, that officer would be covered under the Company’s regular U.S. severance policy, as applicable. The Company’s severance policy in the U.S. generally provides severance for management-level salaried employees who are separated from the Company involuntarily, including named executive officers, only if the individual signs a release of claims against the Company. For separations due to a reduction in force, the amount of severance provided by the policy is the greater of 26 weeks of base pay or the number of weeks of base pay identified in the severance schedule based on years of service. This amount is paid out over the severance period, with continued benefits (excluding disability, 401(k) and supplemental savings contributions). For involuntary separations other than a reduction in force or for cause, severance payments generally are equal to three months of base pay, paid as a lump sum. Under the executive salary continuance program, an executive who is designated to participate in the plan will be entitled to receive one year (two years for Mr. Jacobson) of salary continuance and benefits, including pro-rata vesting of equity grants. Officer separation agreements would include a covenant not to engage in activity that is detrimental to the Company. Named executive officers have been approved as participants in the executive salary continuance program.

OTHER FEATURES OF OUR EXECUTIVE COMPENSATION PROGRAM
Stock Ownership Requirements
We require each named executive officer to build and maintain a meaningful level of stock ownership.

Role	Ownership Requirement
CEO	5 times base salary
Other NEOs	3 times base salary
To that end, E-LTIP awards are subject to a mandatory holding requirement. Named executive officers must retain at least 50% of the shares acquired through the vesting of their E-LTIP awards, net of taxes, until they achieve their required level of ownership. Once achieved, named executive officers must continue to hold that amount of stock as long as they remain with the Company. They also remain subject to a holding requirement following separation from employment (including retirement) for six months for the CEO and three months for other named executive officers. The holding requirement essentially restricts the CEO from selling these shares prior to two earnings announcements following separation from employment and prior to one earnings announcement for other named executive officers. For six months following separation, named executive officers may only sell shares during a “window period” (as defined below under Trading, Hedging and Pledging). The CEO has the authority to permit discretionary hardship exceptions (other than for himself) from the ownership and holding requirements to enable participants with financial need to access their vested shares, but no such exceptions have ever been requested.
Shares that count towards ownership requirements include shares owned outright (whether or not held in street name), outstanding RSUs and outstanding earned but unvested performance shares. Outstanding unearned performance shares do not count towards ownership requirements.
Trading, Hedging and Pledging
Executive officers are prohibited from engaging in short-swing trading and trading in puts and calls with respect to Xerox stock. In addition, executive officers are prohibited from using any strategies or products to hedge against potential changes in the value of Xerox stock.
Under the Company’s insider trading policy, executive officers may purchase or sell Xerox securities only during “window” periods, which are generally 10-business day periods that begin on the third business day following the date of each quarterly earnings announcement. The only exception to this restriction is for executive officers who have entered into trading plans pursuant to SEC Rule 10b5-1.

As a result, executive officers are effectively precluded from pledging Xerox stock as collateral, including holding Xerox stock in a margin account, since their stock can only be sold during “window” periods and trading plans pursuant to SEC Rule 10b5-1.
Compensation Recovery Policy (Clawbacks)
Separation arrangements with our named executive officers include a provision that rescinds severance payments if an executive engages in activity that is detrimental to the Company. Clawback arrangements may also be included in letter agreements with executives. In addition, the following plans provide for compensation recovery.
Under the 2004 Performance Incentive Plan, if the Compensation Committee deems a named executive officer to have engaged in activity that is detrimental to the Company, it may cancel any awards granted to that individual. In addition, if such a determination is made before any change-in-control of Xerox, the Compensation Committee may rescind any payment or delivery of an equity or annual cash incentive award that occurred from six months before the detrimental activity. For this purpose, detrimental activity may include a violation of a non-compete agreement with the Company, disclosing confidential information (except for reporting and other communications protected by “whistleblower” provisions of Dodd Frank), soliciting an employee to terminate employment with the Company, or soliciting a customer to reduce its level of business with the Company. If a payment or award is rescinded, the named executive officer will be expected to pay the Company the amount of any gain realized or payment received in a manner the Compensation Committee or its delegate requires.
Our equity award agreements include a clawback provision that applies if an accounting restatement is required to correct any material non-compliance with financial reporting requirements as required under Dodd Frank. Under this provision, the Company can recover, for the three prior years, any excess incentive-based compensation (the excess over what would have been paid under the accounting restatement) from executive officers or former executive officers. Clawback provisions also apply to awards under the Short-Term Incentive Pool.
Under the Unfunded RIGP, an employee or former employee, including a named executive officer, or a surviving beneficiary of a participant, who, prior to a change in control of the Company, engages in activity that is detrimental to the Company, may not be eligible to receive benefits, as determined by the Plan Administrator. Under the Xerox Corporation Supplemental Savings Plan, if a participant, including a named executive officer, is found to have engaged in detrimental activity, the Plan Administrator may reduce or delete the matching contribution account balance and not pay such amounts to that individual.

CERTAIN TAX IMPLICATIONS OF EXECUTIVE COMPENSATION
Through 2017, Section 162(m) limited to $1 million per year the federal income tax deduction available to public corporations for compensation paid for any fiscal year to the corporation’s CEO and certain other named executive officers at year end (but not the CFO) included in the Summary Compensation Table in this Form 10-K/A. This limitation did not apply to qualifying “performance-based compensation.” The Company’s shareholder-approved 2004 Performance Incentive Plan was designed to permit the Compensation Committee to grant awards intended to satisfy the requirements for deductibility of compensation under Section 162(m). In December 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law. Under the Tax Act, the exemption from Section 162(m)’s deduction limit for “performance-based compensation” has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.
While the Company has historically sought to have compensation paid to its named executive officers qualify as tax deductible under Section 162(m), the Compensation Committee also retained the flexibility to make awards it believed were consistent with the objectives of its compensation programs, as discussed in this Compensation Discussion and Analysis, even if the award would not be deductible by the Company under Section 162(m). Section 162(m) also imposed a number of requirements that had to be met for awards to qualify as “performance-based compensation” under Section 162(m). Accordingly, there could be no assurance that awards intended to qualify as “performance-based compensation” or other compensation paid to our executive officers would be fully deductible under all circumstances, and the Compensation Committee reserved its discretion to approve nondeductible compensation as necessary to achieve the Company’s compensation objectives. Thus, given that the deductibility of awards did not take precedence over fulfilling the Company’s compensation and strategic objectives, and in light of the challenges in determining three-year performance goals that aligned with our Strategic Operating Plan following the Spin-off, the decision was made to grant 2017 E-LTIP awards that would not qualify for deductibility under Section 162(m). Moreover, as noted above, future awards will also not be deductible because of the change to the tax law, unless transition relief is applicable.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Xerox management. Based upon its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be incorporated by reference in this Form 10-K/A and the proxy statement for the 2018 Annual Meeting of Shareholders.
Stephen H. Rusckowski, Chairman
Gregory Q. Brown
Cheryl Gordon Krongard
Charles Prince

SUMMARY COMPENSATION TABLE
The Summary Compensation Table below provides compensation information for the CEO, the CFO and the next three most highly compensated executive officers who served during the fiscal year ended December 31, 2017 (collectively referred to as named executive officers). The table includes the dollar value of base salary earned, bonus, stock awards, non-equity incentive plan compensation earned, change in pension value, if any, above-market non-qualified deferred compensation earnings, if any, and all other compensation, whether paid or deferred.
For a summary of the Compensation Committee’s decisions on the compensation awarded to our named executive officers for fiscal 2017, please refer to the CD&A beginning on page 11.

Name & Principal Position	Year	Salary ($) (A)	Bonus ($) (B)	Stock Awards ($) (C)	Non-Equity Incentive Plan Compensation ($) (D)	Change in Pension Value and NQDC Earnings ($) (E)	All Other Compensation ($) (F)	Total ($)
Jeffrey Jacobson Chief Executive Officer	2017	1,000,000	-	6,500,047	1,935,000	-	78,138	9,513,185
	2016	812,500	-	3,500,005	964,875	-	69,219	5,346,599
	2015	700,000	24,159	3,000,001	252,000	-	45,520	4,021,680
William F. Osbourn, Jr. Executive Vice President and Chief Financial Officer	2017	625,000	-	3,375,018	825,000	-	200,945	5,025,963
Michael D. Feldman Executive Vice President and President, North America Operations	2017	575,000	-	2,500,027	725,000	-	30,371	3,830,398
Hervé N. Tessler Executive Vice President and President, International Operations	2017	598,567	-	2,000,039	796,094	285,861	847,188	4,527,749
Kevin M. Warren Executive Vice President and Chief Commercial Officer	2017	600,000	-	2,500,027	775,000	399,826	65,699	4,340,552
Compensation reported in this table is in U.S. dollars and rounded to the nearest dollar. Mr. Tessler is paid in euros. For purposes of his compensation reported in this table, the conversion from euros to U.S. dollars is based on the exchange rate on December 31, 2017 of 1.1941 USD per EUR.

(A)	Amounts shown represent base salary earned in 2017.

(B)	The Annual APIP awards appear as “Non-Equity Incentive Plan Compensation” in column (D).

(C)
Included in this column are the aggregate grant date fair values of equity awards in the form of RSUs and performance shares made to our named executive officers in fiscal year 2017, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation.

Performance share awards under 2017 E-LTIP were granted on July 1, 2017 with grant date fair values as follows: Mr. Jacobson - $4,875,021; Mr. Osbourn - $1,687,514; Mr. Feldman - $1,875,006; Mr. Tessler - $1,500,022; and

Mr Warren - $1,875,006. The grant date fair value of these awards at maximum performance is as follows: Mr. Jacobson - $9,750,042; Mr. Osbourn - $3,375,028; Mr. Feldman - $3,750,012; Mr. Tessler - $3,000,044; and Mr. Warren - $3,750,012. Also included are three-year time-based RSU awards under 2017 E-LTIP granted on July 1, 2017 as follows: Mr. Jacobson - $1,625,026; Mr. Osbourn - $562,505; Mr. Feldman - $625,021; Mr. Tessler - $500,017; and Mr. Warren - $625,021.
This column also includes the grant date fair value of the new hire RSU award granted to Mr. Osbourn on January 1, 2017 ($1,124,999) as described in the CD&A under Compensation Committee Actions Relating to E-LTIP Awards.

(D)	The Non-Equity Incentive Plan payments under the 2017 APIP, based on 2017 performance, were approved by the Compensation Committee in February 2018. Actual 2017 full year payments as a percentage of target were as follows: Mr. Jacobson, 129%; Mr. Osbourn, 132%; Mr. Feldman, 126%; Mr. Tessler, 133%; and Mr. Warren, 129%. For more information, see the 2017 Performance for Short-Term Incentive Award Payouts section in the CD&A.

(E)
Mr. Warren and Mr. Tessler are the only named executive officers who participate in our pension plans. Mr. Warren participates in our U.S. pension plans and Mr. Tessler participates in our Retirement Indemnities Plan, our French pension plan which we are required to maintain under a certain collective agreement with our employees in France. The increase in pension value shown in this column is calculated by determining the increase in the present value of the benefits during 2017. The change in the present value of the accrued pension benefits is impacted by an additional year of age and by changes in the discount rate and mortality assumptions used in the present value calculation. For Mr. Warren, there is no impact of additional service or compensation since all Xerox U.S. pension plans were frozen as of December 31, 2012. The present value is computed using the FASB ASC Topic 715 assumptions in effect on December 31, 2017 and assuming the benefit commences at the earliest retirement date at which unreduced benefits are payable under the Unfunded RIGP for Mr. Warren and the Retirement Indemnities Plan for Mr. Tessler (age 62 for Mr. Warren and for Mr. Tessler). These assumptions include discount rates of 3.55% for RIGP, 3.60% for Unfunded RIGP and 1.25% for the Retirement Indemnities Plan as of December 31, 2017. For 2017, the increase in pension value for Mr. Warren is primarily attributable to the fact that he is one year closer to assumed retirement and a decrease in the discount rate between 2016 and 2017. For Mr. Tessler, the primary drivers of the increase in his pension value are an added year of service credit, the amount of the bonus paid in 2016 compared to the bonus paid in 2017, and changes in the exchange rate. As of December 31, 2016, the assumptions used for Mr. Tessler’s pension value included a discount rate of 1.30% and a December 31, 2016 exchange rate of 1 euro to 1.0490 U.S. dollars (compared to a December 31, 2017 exchange rate of 1 euro per 1.1941 U.S. dollars). For more information, see the Pension Benefits For the 2017 Fiscal Year table and footnotes.

Of our NEOs, Mr. Jacobson and Mr. Feldman participated in the supplemental savings plan in 2017. Mr. Warren did not participate in 2017 but has a balance in the plan due to prior contributions. No above-market earnings are credited under this plan. See the Non-Qualified Deferred Compensation for the 2017 Fiscal Year table for additional information.

(F)	The table below provides additional data on the amounts included under the “All Other Compensation” column.

Name	Year	Personal Use of Aircraft ($) (1)	International Assignment Allowances ($) (2)	Life Insurance Paid by Registrant ($) (3)	Relocation Expenses ($) (4)	Tax Related Reimbursements ($) (5)	401(k) and SSP Company Match ($) (6)	Miscellaneous ($) (7)	Total All Other Compensation ($)
J. Jacobson	2017	$1,142	—	$11,511	—	—	$58,946	$6,539	78,138
	2016	$105	—	$8,220	—	—	$31,935	$28,959	69,219
	2015	—	—	$6,473	—	—	$38,888	$159	45,520
W. F. Osbourn, Jr.	2017	—	—	$4,035	$133,542	$55,109	$8,100	$159	200,945
M. D. Feldman	2017	—	—	$3,166	—	—	$27,046	$159	30,371
H. N. Tessler	2017	—	$319,412	—	$55,178	$472,598	—	—	847,188
K. M. Warren	2017	—	—	$4,711	$44,349	$5,230	$8,100	$3,309	65,699
__________________________

(1)
For reasons of security and personal safety, the Company required the CEO to use Net Jets for all domestic business air travel when possible. On certain occasions, family members and non-business related passengers may accompany an executive on a business flight. In such situations, a de minimis amount of aggregate incremental cost is incurred by the Company, which is reflected in the above table for Mr. Jacobson.

(2)
Mr. Tessler, who is a citizen of France, received certain benefits in connection with his international assignment in the U.S. and thereafter in the U.K, where he relocated in early 2017. Included in this column are Mr. Tessler’s currency neutralization payment ($41,385), assignment allowance ($72,047), automobile allowance ($11,531) and the cost of his incremental U.K. housing allowance and furniture rental ($235,834).

(3)	Amounts in this column include the imputed income for Company-paid life insurance under the Xerox Universal Life Plan.

(4)
Reflects reimbursement of relocation expenses incurred by Mr. Osbourn and Warren, including but not limited to moving of household goods, shipment of automobiles, travel expense reimbursement (for home-finding trips and final journey to the destination), payment of certain closing costs in connection with a new home purchase, and temporary housing.

Prior to the announcement of the Separation, the intent was that Mr. Tessler would be localized in the U.S. As a result, he made significant commitments including the purchase of a home in the U.S. As part of the new leadership team, Mr. Tessler was asked in late 2016 to relocate to the U.K. to lead our International Operations. To offset the additional carrying charges on his home in the U.S. while it is being marketed for sale, the Compensation Committee approved a modification to his relocation agreement to provide for $15,000 to be paid monthly for a maximum of 12 months from October 2017 through September 2018. The total payments under this amendment for 2017 were $45,000. Also included in this column are other incidental benefits such as dependent travel, tax preparation services, and expenses for home-finding trips.

(5)
In the case of Mr. Osbourn and Mr. Warren, the amounts in this column, represents gross-up payments related to reimbursement of business expenses in connection with relocation. Mr. Tessler’s tax related reimbursements are covered under the Xerox international assignment policy and relate to relocation expenses, expatriate tax assistance and equalization in the United States and United Kingdom.

(6)
In addition to the Company match under the 401(k) savings plans, this column also includes the Company match under the Xerox non-qualified supplemental savings plan (SSP) for Mr. Jacobson and Mr. Feldman. See the Non-Qualified Deferred Compensation for the 2017 Fiscal Year Table for additional information.

(7)
Amounts in this column for 2017 include identity theft protection and legal services of de minimis value, including financial planning and legal assistance. Mr. Jacobson’s amount for 2016 includes the initial home security installation.

(8)
In accordance with applicable SEC rules, dividend equivalents paid in 2017 on performance shares and RSUs are not included in “All Other Compensation” because those amounts were factored into the grant date fair values of the performance shares and RSUs.

For further information on the components of the executive compensation program, see the CD&A.

GRANTS OF PLAN-BASED AWARDS IN 2017
The following table provides additional detail for each of the named executive officers on potential amounts payable under APIP and E-LTIP as presented in the Summary Compensation Table. Threshold, target and maximum award opportunities are provided, as applicable.

Name		Grant	Date of	Estimated Future Payout Under Non-Equity Incentive Awards (B)			Estimated Future Payout Under Equity Incentive Awards (C)			All Other Stock Awards: Number of Shares or Stock	Grant Date Fair Value of Stock
	Award	Date (A)	Action (A)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (D)	Awards ($) (E)
J. Jacobson	2017 APIP	—	—	150,000	1,500,000	3,000,000	—	—	—	—	—
	2017 E-LTIP	7/1/17	2/23/17	—	—	—	16,968	169,684	339,368	56,562	6,500,047
W. F. Osbourn, Jr.	2017 APIP	—	—	62,500	625,000	1,250,000	—	—	—	—	—
	2017 E-LTIP	7/1/17	2/23/17	—	—	—	5,874	58,737	117,474	19,579	2,250,019
		1/1/17	12/28/16	—	—	—	—	—	—	40,820	1,124,999
M. D. Feldman	2017 APIP	—	—	57,500	575,000	1,150,000	—	—	—	—	—
	2017 E-LTIP	7/1/17	2/23/17	—	—	—	6,526	65,263	130,526	21,755	2,500,027
H. N. Tessler	2017 APIP	—	—	59,857	598,567	1,197,134	—	—	—	—	—
	2017 E-LTIP	7/1/17	2/23/17	—	—	—	5,221	52,211	104,422	17,404	2,000,039
K. M. Warren	2017 APIP	—	—	60,000	600,000	1,200,000	—	—	—	—	—
	2017 E-LTIP	7/1/17	2/23/17	—	—	—	6,526	65,263	130,526	21,755	2,500,027
__________________________

(A)	The “Grant Date” is the effective date of the E-LTIP stock awards. The “Date of Action” is the date on which the values of the awards were approved by the Compensation Committee.

(B)
These columns reflect the threshold, target and maximum payout opportunities under the 2017 APIP set by the Compensation Committee on February 23, 2017. The actual APIP payout, which was based on 2017 performance and paid in April 2018, is presented in the Summary Compensation Table in column (D). The APIP measures and weightings for 2017 were adjusted pre-tax income (30%), constant currency revenue growth (20%), operating cash flow (25%) and a strategic transformation measure (25%). Threshold payout was determined based on achieving constant currency revenue growth only at the minimum performance level. If threshold performance was not achieved on any of the performance measures, there would be no APIP payout. See the Summary Compensation Table, footnote (D), for additional information regarding the actual payout of these awards.

(C)
The threshold, target and maximum payout opportunities for the 2017 E-LTIP performance share awards, as well as the design and methodology for determining the 2017 E-LTIP performance share awards were approved by the Compensation Committee on July 19, 2017 and the value of these awards was approved on February 23, 2017. The number of shares at target for these awards was determined by dividing the approved values of the respective awards by the closing market price of Xerox stock on the July 1, 2017 grant date ($28.73) and rounding up to the nearest whole share.

Performance shares under the 2017 E-LTIP can be earned by achieving three-year performance goals between threshold and maximum. The performance period for the 2017 E-LTIP is January 1, 2017 through December 31, 2019, and the service period is July 1, 2017 through July 1, 2020. Performance shares that are earned will vest on July 1, 2020.

The performance measures and weightings for the portion of the award granted as performance shares under the 2017 E-LTIP are: adjusted EPS (50%), constant currency revenue growth (20%) (measured based on a compound annual growth rate) and adjusted operating cash flow from continuing operations (30%) based on three year cumulative performance.
The threshold column reflects the lowest number of performance shares that can be earned if performance is achieved at the minimum level for constant currency revenue growth only. If threshold performance is not achieved on any of the performance measures, no performance shares are earned. The target column reflects the number of performance shares that could be earned if target performance was achieved on all performance measures. The maximum column reflects the greatest number of performance shares that could be earned if maximum or higher performance was achieved on all performance measures. The number of performance shares earned is interpolated in the event that the Company’s performance varies between threshold and maximum, as determined by the Compensation Committee. See the Outstanding Equity Awards Table, footnote (B), for additional information regarding the value of shares granted under these awards.

(D)
This column includes the E-LTIP restricted stock unit grants made to our named executive officers on July 1, 2017. The number of RSUs was determined by dividing the approved value by the closing market price on the July 1, 2017 grant date ($28.73) and rounding up to the nearest whole share. Also included in this column is a new hire RSU award granted to Mr. Osbourn on January 1, 2017 as described in the CD&A, scheduled to vest on January 1, 2020. The number of RSUs was determined by dividing the approved value by the closing market price on the January 1, 2017 grant date ($27.56) and rounding up to the nearest whole share.

(E)
The grant date fair value reported in this column with respect to the stock awards reported in column (C) is based on the target award and the grant date closing market price noted above in footnote (C). The value reported in this column with respect to the stock awards reported in column (D) is based on the number of shares granted and the grant date closing market price noted above in footnote (D). This value is recorded over the requisite service period as required by FASB ASC Topic 718. See footnote (C) to the Summary Compensation Table and the Long-Term Incentives section in the CD&A for additional information on these equity awards.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END
The following table displays unvested stock awards held by each of the named executive officers at the end of fiscal year 2017. None of our named executive officers hold any outstanding stock options. Where applicable, the number of securities reported in this table has been adjusted to reflect the one-for-four reverse stock split effective June 14, 2017.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (A)	Market Value of Shares or Units of Stock That Have Not Vested ($) (A)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (B)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (B)
J. Jacobson	207,786	6,056,962	169,684	4,946,289
W. F. Osbourn, Jr.	60,399	1,760,631	58,737	1,712,184
M. D. Feldman	76,573	2,232,103	65,263	1,902,416
H. N. Tessler	109,391	3,188,748	52,211	1,521,951
K. M. Warren	76,653	2,234,435	65,263	1,902,416
__________________________

(A)	The awards presented in these columns include earned, unvested performance shares and unvested restricted stock units (as of December 31, 2017) under our E-LTIP program.
The earned, unvested performance shares reflect awards granted on July 1, 2015 and July 1, 2016. As previously disclosed in the Executive Long-Term Incentive Program - Separation Adjustments to Outstanding E-LTIP Awards section of the CD&A in the Company’s proxy statement for the 2017 Annual Meeting of Shareholders, in connection with the Separation, the performance share awards granted on July 1, 2015 were amended to provide that performance during 2017 would be deemed achieved at target, and performance for 2015 and 2016 would be measured based on actual performance achievement against the performance measures. As determined by the Compensation Committee in February 2017, performance shares were earned for the July 1, 2015 E-LTIP award based on actual two-year cumulative performance for fiscal years 2015 through 2016 and assumed target performance for 2017. A total of 33.34% of the target award was earned, and these earned shares are scheduled to vest on July 1, 2018, subject to continued employment through that date, as follows: Mr. Jacobson - 30,673 shares; Mr. Feldman - 6,134 shares; Mr. Tessler - 15,336 shares; and Mr. Warren - 6,134 shares.
The July 1, 2016 E-LTIP award was granted in 50% performance shares, subject to vesting based on performance achievement measured from January 1, 2016 through December 31, 2016, and 50% RSUs. As determined by the Compensation Committee in February 2017, performance shares were earned for the July 1, 2016 E-LTIP award based on performance during fiscal year 2016. A total of 96.10% of the target award was earned, and these earned shares are scheduled to vest on July 1, 2019 subject to continued employment through that date, as follows: Mr. Jacobson - 50,494 shares; Mr. Feldman - 12,623 shares; Mr. Tessler - 25,247 shares; and Mr. Warren 13,465 shares.
2017 RSU Awards: This column also includes unvested RSUs granted to each of the named executive officers on July 1, 2017 as part of the 2017 E-LTIP program which vest on July 1, 2020: Mr. Jacobson, 56,562 RSUs; Mr. Osbourn, 19,579 RSUs; Mr. Feldman, 21,755 RSUs; Mr. Tessler, 17,404 RSUs; and Mr. Warren, 21,755 RSUs. In addition, this column includes Mr. Osbourn’s new hire grant (40,820 RSUs) awarded on January 1, 2017.
2016 RSU Awards: This column also includes unvested restricted stock units granted to each of the named executive officers on July 1, 2016 as part of the 2016 E-LTIP program which vest on July 1, 2019: Mr. Jacobson, 52,543 RSUs; Mr. Feldman, 13,135 RSUs; Mr. Tessler, 26,271 RSUs; and Mr. Warren, 14,011 RSUs. In addition, this column includes RSUs granted in connection with the Separation to Mr. Jacobson on July 1, 2016 (17,514 RSUs); Mr. Feldman on January 1, 2016 (22,926 RSUs); Mr. Tessler on January 1, 2016 (16,376 RSUs) and July 1, 2016 (8,757 RSUs); and Mr. Warren on January 1, 2016 (21,288 RSUs). These RSUs vest three years from the grant date.
The value of these awards is based on the $29.15 closing market price of Xerox Common Stock on December 29, 2017, the last trading day of 2017.

(B)
The awards presented in these columns consist of unearned performance shares (as of December 31, 2017) granted under the E-LTIP on July 1, 2017 that vest on July 1, 2020. The performance period is January 1, 2017 through December 31, 2019. The value of these awards is based on the $29.15 closing market price of Xerox Common Stock on December 29, 2017, the last trading day of 2017.

Additional detail on these awards can be found in the Executive Long-Term Incentive Program section of the CD&A.

OPTION EXERCISES AND STOCK VESTED IN 2017
The following table shows amounts realized by the named executive officers upon the vesting of stock awards during 2017. None of our named executive officers hold any outstanding stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (A)	Value Realized on Vesting ($) (B)
J. Jacobson	27,838	836,748
W. F. Osbourn, Jr.	-	-
M. D. Feldman	6,274	175,316
H. N. Tessler	17,798	481,034
K. M. Warren	5,932	165,490
__________________________

(A)
This column includes shares that vested under the 2013 E-LTIP and 2014 E-LTIP on January 1, 2017 and July 1, 2017, respectively. Also included are shares that vested for Mr. Jacobson on August 1, 2017. All shares are subject to a holding period. Named executive officers must retain at least 50% of the shares acquired through the vesting of their E-LTIP awards, net of taxes, until they achieve their required level of ownership. Once achieved, named executive officers must continue to hold that amount of stock as long as they remain with the Company.

They also remain subject to a holding requirement following separation from employment (including retirement) for six months for the CEO and three months for other named executive officers.

(B)	The aggregate dollar amount realized upon vesting includes the value of shares withheld to pay taxes.
PENSION BENEFITS FOR THE 2017 FISCAL YEAR
The following table reflects the actuarial present value for the named executive officers’ total accumulated benefit as of December 31, 2017 under the pension plans in which they participate. See the Pension Plans section of the CD&A for a description of the pension plans.

Name	Plan Name (A)	Number of Years of Credited Services (#)	Present Value of Accumulated Benefit ($) (B)	Payments During Last Fiscal Year ($)
J. Jacobson	-	-	-	-
W. F. Osbourn, Jr.	-	-	-	-
M. D. Feldman	-	-	-	-
H. N. Tessler	Retirement Indemnities Plan	30.4	755,734	-
K. M. Warren	Retirement Income Guarantee Plan	29.3	1,241,574	-
	Unfunded Retirement Income Guarantee Plan	29.3	1,321,021	-
__________________________

(A)
Pension benefits are provided to Mr. Warren under the Retirement Income Guarantee Plan (RIGP) and the Unfunded Retirement Income Guarantee Plan (Unfunded RIGP) and for Mr. Tessler under the Retirement Indemnities Plan, which we are required to maintain in France.

(B)	All calculations are based on actual pay.
The benefit formulas and assumptions used to calculate these estimates are as follows:
Effective December 31, 2012, all future accruals under RIGP and Unfunded RIGP were frozen and no future benefits have been (or will be) accrued following that date.
The pay used to calculate the RIGP and Unfunded RIGP benefits is base pay plus actual short-term incentive payment (incentive payment is considered for the calendar year in which it is paid). The present value of the accumulated benefit is the present value of the benefit payable at the earliest unreduced retirement age (age 62 for Mr. Warren and for Mr. Tessler) based on the following assumptions: 85% of participants are assumed to elect a lump sum from RIGP; Unfunded RIGP benefits which are not available as lump sums are assumed to be paid as 50% Joint and Survivor annuities; pre-retirement FASB ASC Topic 715 discount rate of 3.55% for RIGP, 3.60% for Unfunded RIGP and 1.25% for the Retirement Indemnities Plan; no pre-retirement mortality or turnover assumed; post-retirement FASB ASC Topic 715 discount rate of 3.55% for RIGP (4.10% for RIGP lump sums) and 3.60% for Unfunded RIGP; and post-retirement mortality for RIGP lump sums is pursuant to the Notice 2018-02 mortality table for lump sum payments occurring in 2019 projected forward with scale MP-2017 from 2019 to year of retirement. The RP 2014 white collar mortality table, adjusted from 2014 back to 2006 with improvement scale MP-2014 and projected forward from 2006 using improvement scale MP-2017 to year of payment is used for annuitant mortality for purposes of Unfunded RIGP benefits. The critical assumptions for the Retirement Indemnities Plan are the discount rate of 1.25%, the assumed level of social charges payable on the Retirement Indemnity payment of 46.5%, and the December 31, 2017 exchange rate of 1 euro to 1.1941 U.S. dollar. Post retirement mortality and discount rates do not apply to the Retirement Indemnities Plan because the benefit is expressed as and paid as a single sum payment.
RIGP benefits are determined as the greater of a Highest Average Pay formula benefit (1.4% of five-year Highest Average Pay multiplied by benefit service of up to 30 years), a Cash Balance Retirement Account and a retirement account that was transferred to RIGP in 1990. Early retirement benefits under RIGP are available for employees who leave the Company at age 55 with at least 10 years of service and the Highest Average Pay formula is reduced from age 65 (or age 62 with 30 years of service) at 5% per year based on age at distribution or annuity commencement. Mr. Warren is currently eligible for early retirement under the RIGP. The RIGP benefits are generally based on total pay, subject to IRS limits on the compensation that can be reflected in a qualified plan.

Unfunded RIGP benefits are generally determined under the same terms as the RIGP benefit, except the pay used in the Highest Average Pay formula is not subject to IRS limits. Unfunded RIGP also provides for an Unfunded RIGP Cash Balance Retirement Account (CBRA). This Unfunded RIGP CBRA provides pay credits on pay in excess of the IRS limits for years 2003 and later and interest on these pay credits while the Highest Average Pay formula reflects all years of service. The purpose of Unfunded RIGP is to replace benefits that cannot be provided in RIGP due to IRS compensation limits.
Mr. Warren who is covered by Unfunded RIGP is eligible to commence Unfunded RIGP benefits upon retirement (with a 6 month delay).
The benefits under the Retirement Indemnities Plan are only payable upon retirement which can be as early as age 62. Mr. Tessler has not yet attained age 62, and would not be eligible for any benefits under this plan should he leave Xerox before attaining age 62. Upon retirement, the payment under this plan is calculated as monthly pay times a multiple, which ranges from 0 to 8 times plus the social charges on this payment. Monthly pay is one-twelfth of the annual base salary plus bonus payable in the year. The amount is payable only as a single sum. At 30 years of service, the multiple of monthly pay is 6.3. Upon retirement at age 62, Mr. Tessler’s multiple of monthly pay is 8.0.
NON-QUALIFIED DEFERRED COMPENSATION FOR THE 2017 FISCAL YEAR
The Non-Qualified Deferred Compensation table discloses executive and employer contributions, as applicable, withdrawals and earnings, if any, and fiscal year end balances under the Xerox Corporation Supplemental Savings Plan (SSP). Mr. Jacobson and Mr. Feldman were the only named executive officers who participated in the SSP in 2017.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (A)	Aggregate Earnings in Last FY ($) (B)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
J. Jacobson	SSP	50,846	50,846	3,577	-	293,674
W. F. Osbourn, Jr.	SSP	-	-	-	-	-
M. D. Feldman	SSP	18,946	18,946	821	-	79,083
H. N. Tessler	SSP	-	-	-	-	-
K. M. Warren	SSP	-	-	353	-	24,064
__________________________

(A)	All registrant contributions are reported as “All Other Compensation” in the Summary Compensation Table.

(B)	No portion of the amounts shown in this column for the SSP is reported in the Summary Compensation Table as above market interest.

(C)
Salary and annual incentive compensation deferred under the SSP, as well as registrant contributions, are reported as compensation in the Summary Compensation Table for the respective year in which the salary or annual incentive compensation was paid or earned. As a result, this column includes amounts that have been reported as compensation in the Summary Compensation Table above and in proxy statements, as applicable.

Supplemental Savings Plan (SSP)
Effective January 1, 2013, with the freeze of all U.S. defined benefit pension plans, the Company adopted the SSP to allow compensation deferrals in excess of IRS limits. This is an unfunded nonqualified deferred compensation plan under the Internal Revenue Code that provides a notional 100% match on employee deferrals of 3% of pay over the IRS limits.
To participate, employees must elect to defer by December 31st of the year preceding the year of the employee deferral. The employee deferral is equal to 3% of eligible pay over the IRS limits. Employees can elect to have a 3% employee deferral or not to participate. Employee deferrals will be credited to notional accounts no later than the end of the calendar year in which the deferrals were deducted from pay. The match will be credited to the notional account no later than the end of the first quarter following the year of deferral. Interest is credited at a rate defined by the Company before the first day of any period for which the interest will accrue. Such interest rate must be a reasonable rate as defined by Treasury Regulation Section 31.3121(v)(2)-1(d) and, with respect to any named executive officer, shall not be greater than the highest rate that may be utilized that is not subject to disclosure under 17 C.F.R. Section 229.402. Mr. Jacobson and Mr. Feldman contributed in 2017 to the SSP. Mr. Tessler was not eligible to participate in the SSP. See the Pension and Savings Plans section of the CD&A for additional information.

All balances are fully vested. The distribution of benefits from the SSP is as a single lump-sum payment which is made 6 months after the date the participant separates from service.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Xerox has entered into certain agreements and maintains certain plans that will require the Company to provide compensation to named executive officers in the event of a termination of employment or a change in control. The table below reflects the amount of compensation payable to each named executive officer assuming that each of the hypothetical termination and change-in-control situations described in the table occurred on December 31, 2017. The equity award values presented in this table reflect unvested grants held by our named executive officers as of December 31, 2017 and are based on the closing market price of Xerox Common Stock as of $29.15 as of December 29, 2017, the last trading day in 2017.

	Lump Sum Payments ($)	Non- Equity Incentive Awards ($)	Equity Incentive Awards ($)	Qualified Pension Benefits ($)	Non- Qualified Pension Benefits ($)	Healthcare/ Life Insurance Benefits ($)	Total Termination Benefits ($)
J. Jacobson
• Voluntary Termination / Retirement (A)	-	-	-	-	-	-	-
• Involuntary Termination not for Cause (B)	2,000,000	1,935,000	9,904,072	-	-	60,490	13,899,562
• Involuntary or Good Reason Termination after Change in Control (CIC) (C)	5,000,000	1,935,000	11,003,251	-	-	60,490	17,998,741
• Death (D)	-	1,935,000	11,003,251	-	-	3,000,000	15,938,251
W. F. Osbourn, Jr.
• Voluntary Termination / Retirement (A)	-	-	-	-	-	-	-
• Involuntary Termination not for Cause (B)	625,000	825,000	1,934,724	-	-	33,211	3,417,935
• Involuntary or Good Reason Termination after Change in Control (CIC) (C)	2,500,000	825,000	3,472,814	-	-	66,421	6,864,235
• Death (D)	-	825,000	3,472,814	-	-	1,875,000	6,172,814
M. D. Feldman
• Voluntary Termination / Retirement (A)	-	-	-	-	-	-	-
• Involuntary Termination not for Cause (B)	575,000	725,000	2,741,091	-	-	17,209	4,058,300
• Involuntary or Good Reason Termination after Change in Control (CIC) (C)	2,300,000	725,000	4,134,519	-	-	34,418	7,193,937
• Death (D)	-	725,000	4,134,519	-	-	1,725,000	6,584,519
H. N. Tessler
• Voluntary Termination / Retirement (A)	-	-	-	-	-	-	-
• Involuntary Termination not for Cause (B)	2,394,266	796,093	3,403,224	-	-	147,678	6,741,261
• Involuntary or Good Reason Termination after Change in Control (CIC) (C)	2,394,266	796,093	4,710,698	-	-	147,678	8,048,736
• Death (D)	-	796,093	4,710,698	-	-	3,415,967	8,922,758
K. M. Warren
• Voluntary Termination / Retirement (A)	-	775,000	1,385,927	1,194,270	1,317,730	-	4,672,927
• Involuntary Termination not for Cause (B)	600,000	775,000	2,735,076	1,194,270	1,317,730	23,460	6,645,537
• Involuntary or Good Reason Termination after Change in Control (CIC) (C)	2,400,000	775,000	4,136,851	1,194,270	1,170,828	46,921	9,723,870
• Death (D)	-	775,000	4,136,851	708,616	660,872	1,800,000	8,081,339
Upon the termination events described above, in addition to the benefits reflected in the above table, each named executive officer would also be entitled to the balance of his deferred compensation account under our nonqualified deferred compensation plan. Each named executive officer’s deferred compensation balance, if any, is reported in the “Aggregate Balance at Fiscal Year End” column of the Non-Qualified Deferred Compensation Table above.
In accordance with SEC rules, the table above reflects estimated severance payments and benefits to which our named executive officers would be entitled upon hypothetical termination events occurring on December 31, 2017. These amounts reflect estimates only, and actual payments and benefits to which a named executive officer may be entitled upon termination of employment with the Company depend upon a number of factors not reflected in the table above.

__________________________

(A)
Mr. Warren is retirement eligible. Assuming retirement on December 31, 2017, he would receive a short-term incentive (Non-Equity Incentive Award) for full-year 2017 performance if approved by the Compensation Committee. The amount shown above reflects payout based on actual achievement against performance goals. In addition, Mr. Warren would be eligible to receive pro-rated performance shares (based on the number of full months of service as an employee during the three-year service period commencing on the grant date under the terms of the E-LTIP, reflected above at actual achievement against performance goals), vested pension benefits and his deferred compensation balance. As of December 31, 2017, Mr. Jacobson, Mr. Osbourn, Mr. Feldman and Mr. Tessler were not retirement eligible and would not receive any payments if they left voluntarily other than their deferred compensation balances. Mr. Tessler will become retirement eligible in May 2018 and would receive 8 months of his annualized base salary and target bonus amount, plus pro-rated outstanding equity awards upon retirement.

(B)
Assuming involuntary termination without cause on December 31, 2017, under the terms of the Company’s executive salary continuance program, the CEO, Mr. Jacobson, would receive a benefit equal to two times his current annual base salary and the other eligible executives, Mr. Osbourn, Mr. Feldman and Mr. Warren, would receive a benefit equal to one times their current annual base salary. The amounts reported in the table assume salary continuance is paid as a lump sum although such payments are generally paid periodically consistent with the normal payroll cycle during active employment, and would be paid ratably over a period of two years for the CEO and one year for the other eligible executives. In addition, named executive officers would receive: (i) a short-term incentive payment (Non-Equity Incentive Award) for 2017 performance, reflected above based on actual achievement against performance goals, (ii) pro-rated performance shares (based on the number of full months of service, including the applicable salary continuation period, as an employee during the three-year service period commencing on the grant date per the terms of the E-LTIP, reflected above based on actual achievement against performance goals), (iii) their deferred compensation balance, if any, (iv) vested pension benefits, if any, and (v) benefit continuation during the salary continuance period. All such payments would be conditioned upon a release of claims against the Company.

(C)
Change-in-control (CIC) severance agreements for named executive officers provide specified severance benefits if, within two years following a change in control of the Company, employment is terminated either:

•	involuntarily other than for cause, death, or disability, or

•	voluntarily for good reason.
These severance benefits include:

•	A lump sum cash payment equal to 2 times the then-current annual base salary and short-term incentive award target.

•	Continuation of specified welfare benefits at active employee rates for a period of 24 months.

•
Payment of reasonable legal fees and expenses incurred when the named executive officer, in good faith, is involved in a dispute while seeking to enforce the benefits and rights provided by the severance agreement.

Pursuant to the terms of the applicable agreements, upon an involuntary termination (other than a termination for cause) or a voluntary termination for good reason (commonly described as “double-trigger”), these executives would also be entitled to: (i) accelerated vesting of equity awards, including performance shares at target, which will occur following a change in control; and (ii) a short-term incentive (Non-Equity Incentive Award) payment for the 2017 performance reflected above based on actual achievement against performance goals. In addition, these executives would be entitled to a lump-sum payout of their non-qualified deferred compensation balance under the SSP.

If excise tax is payable, the Company will reduce the named executive officer’s CIC payment to a level that will not trigger an excise tax payment if it is determined that doing so will result in a greater net after-tax amount for the executive.
Each CIC severance agreement provides that the executive agrees to remain an employee of the Company for nine months following a potential change in control or until the date upon which the named executive officer is first entitled to receive the benefits described above, if earlier. See Change-in-control Severance Agreement below for additional information.

(D)
Following death, the estates or, with respect to certain types of payments and elections made, the spouses of the named executive officers would receive payment of a 2017 short-term incentive reflected above based on actual achievement against performance goals; accelerated vesting of performance shares at target, and RSUs;

deferred compensation balance, if any; a life insurance benefit; and vested pension benefits, if any. Subject to certain eligibility conditions, the pension death benefit is generally a 50% survivor annuity.
Termination Following Disability
Assuming termination following disability on December 31, 2017, all named executive officers would be eligible for pro-rated RSUs and performance shares (based on actual performance achievement against performance goals and the number of full months of service as an employee during the three-year service period commencing on the grant date) per the terms of the E-LTIP, their deferred compensation balance, and vested pension benefits, if any, as shown for “Voluntary Termination/ Retirement.”
Involuntary Termination for Cause
If a named executive officer is involuntarily terminated for cause or it is determined by the Compensation Committee or plan administrator that the named executive officer engaged in detrimental activity against the Company, as provided under our plans, such named executive officer would not receive any payments other than their deferred compensation plan balances (for the SSP, the balance would be reduced by the amount of the Company matching contributions) and vested qualified pension benefits, if any. All unvested shares and any non-qualified pension benefits would be immediately cancelled upon involuntary termination for cause for all named executive officers. See the Compensation Recovery Policy (Clawbacks) section of the CD&A for additional information.
Other Payments
Similar to other employees, the named executive officers would be eligible for payment of all earned and accrued but unused vacation due as of the date of the separation from employment (or last day worked prior to salary continuance if applicable) under the terms of the Company’s vacation policy.
Non-Qualified Pension Benefit
In the event of a change in control, the non-qualified pension amount shown in the table above for Mr. Warren represents the lump-sum payment that he would be paid for all non-qualified pension benefits. Mr. Jacobson, Mr. Osbourn, and Mr. Feldman are not participants in our non-qualified pension plans. These amounts were calculated as specified in the Unfunded RIGP based on the present value of future benefits using the minimum required interest rate and mortality for qualified plan lump-sum payments. These benefits would not be paid as a lump sum without the occurrence of a change in control that conformed to deferred compensation tax regulations. The present value of the benefits payable upon an event other than a change in control represents the present value of the accumulated benefits for each participant. These present values are based on assumed termination of employment on December 31, 2017. Mr. Tessler is not retirement eligible under the Retirement Indemnity Plan so no benefit would be paid.
CIC Severance Agreement
Generally, for purposes of the CIC severance agreements, a change in control is deemed to have occurred, subject to specific exceptions, if:

•	Any person beneficially owns 50 percent or more of the combined voting power of our outstanding securities.

•	A majority of our directors are replaced under specific circumstances.

•
There is a merger or consolidation involving the Company unless (i) the directors of the Company who were members of the board immediately before the merger/consolidation continue to constitute a majority of the board of directors or (ii) the merger/consolidation is effected to implement a recapitalization and no person becomes the beneficial owner of 50 percent or more of the combined voting power of the Company’s then outstanding voting securities.

•	All or substantially all of the Company’s assets are sold, or the Company’s shareholders approve a plan of complete liquidation or dissolution.
A voluntary termination for good reason in the event of a change in control includes:

•
The material diminution of authority, duties, or responsibilities, including being an executive officer of the Company before a change in control and ceasing to be an executive officer of the surviving company. The change-in-control benefits for this provision will only be triggered if the executive officer has not voluntarily terminated his/her employment and the “material diminution of authority, duties, or responsibilities” has occurred and not been remedied, in either case, before the second anniversary of the potential change in control of the Company.

•	A material reduction in annual base salary or annual target short-term incentive, except to the extent such reduction is consistent with an across-the-board reduction for employees.

•	A material change in the geographic location where the executive is required to be based.

•
Failure by the Company to continue any material compensation or benefit plan, vacation policy, or any material perquisites unless an alternative plan is provided, or failure to continue the executive’s participation in these plans.

•	Failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform in a manner consistent with the CIC severance agreement.

CEO Pay Ratio
Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of annual total compensation of our CEO to the annual total compensation of our median employee (excluding our CEO).
As of October 1, 2017, our total employee population consisted of approximately 38,900 individuals, working at our parent company and consolidated subsidiaries* at locations in the U.S. and globally. To identify the median compensated employee, we used annual total cash compensation as our Consistently Applied Compensation Measure (CACM) for all of our employees. Total cash compensation for these purposes included base salary and bonus received in 2017, and any commission payments for 2017. Also included are 2017 overtime and mandated wages paid through October 1, 2017. Using the CACM methodology, the annual total compensation of our median employee was $49,058.
Once the median employee was identified applying our CACM methodology, we calculated the median employee total annual compensation using the same components of compensation as used in the Summary Compensation Table for calculating the CEO’s total annual compensation. The 2017 annual total compensation for our CEO was $9,505,048 and for our median employee, using the same methodology we use for our CEO, was $85,276*. We estimate the ratio of our CEO’s annual total compensation to our median employee’s total compensation for fiscal year 2017 is 111 to 1. We believe this ratio is a reasonable estimate calculated in a manner consistent with SEC rules.
The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.
* A significant portion of the median employee’s total compensation under the Item 402 calculation was attributable to the change in the value of the employee’s pension benefit resulting primarily from a change in discount rates used to calculate pension value. If we eliminate the change in pension value from our median employee and CEO’s total compensation, our CEO to median employee pay ratio would have been 191:1.

Summary of Annual Director Compensation
Compensation for our directors is determined by the Corporate Governance Committee and approved by the full Board. Directors who are our employees receive no additional compensation for serving as a director. Accordingly, Mr. Jacobson did not receive any additional compensation for his service on the Board during 2017.
During 2017, the annual cash retainer for directors was $80,000; the value of the annual equity retainer for directors was $180,000; the chairman of the Audit Committee received an additional $30,000; Audit Committee members each received an additional $15,000; the chairman of the Compensation Committee received an additional $20,000; Compensation Committee members each received an additional $12,500; the chairmen of the Corporate Governance and Finance Committees each received an additional $15,000; the Corporate Governance and Finance Committee members each received an additional $10,000; The Lead Independent Director received an additional $30,000 per year. In 2017, Ms. Reese received $15,000 for her service as Lead Independent Director. The additional fee for the Chairman of the Board is $175,000 per year. Mr. Keegan was named Chairman of the Board on May 23, 2017 and received an additional $116,667 for his service. As the independent Chairman, Mr. Keegan assumed the Lead Independent Director responsibilities, and therefore, we no longer have a Lead Independent Director. Directors do not have an option to receive additional equity in lieu of cash. Directors also receive reimbursement for out-of-pocket expenses incurred in connection with their service on the Board.
Each non-employee director is required to establish a meaningful equity ownership interest in the Company. This equity ownership interest is achieved by paying the director’s annual equity retainer in DSUs (described below). By serving on the Board for a period of approximately one and a half years, a director would hold DSUs equivalent in value (as of date of grant) to at least three times a director’s current annual cash retainer. All of our independent directors currently hold DSUs in excess of this amount. The longer a director serves on the Board and is paid an equity retainer in the form of DSUs, the larger his or her equity ownership interest in the Company becomes because, by their terms, all DSUs are required to be held by directors until the earlier of one year after the termination date of Board service or the date of death. If there is a change in control of the Company, the terms of the 2004 Directors Plan provide that DSUs be paid out in cash as soon as practicable.
Each non-employee director is also prohibited from engaging in short-swing trading and trading in puts and calls with respect to Xerox stock and is prohibited from using any strategies or products to hedge against the potential changes in the value of Xerox stock. In addition, under the Company’s insider trading policy, directors are effectively precluded from pledging Xerox stock as collateral since their stock can only be sold during “window” periods and under trading plans pursuant to SEC Rule 10b5-1, and therefore is not available to be sold at any time.
DSUs are a bookkeeping entry that represent the right to receive one share of Common Stock at a future date. DSUs include the right to receive dividend equivalents, which are credited in the form of additional DSUs, at the same time and in approximately the same amounts that the holder of an equivalent number of shares of Common Stock would be entitled to receive in dividends. The DSUs are issued under the 2004 Directors Plan, which was approved by Xerox shareholders at the 2004 Annual Meeting of Shareholders and amended and restated, with shareholder approval, in 2013. Individually, the compensation for each non-employee director during fiscal year 2017 was as follows:

Name of Director (1)	Fees earned or paid in cash $	Stock Awards $ (2)	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred $	All Other Compensation $ (3)	Total $
Gregory Q. Brown	$86,250	$180,000	-	-	-	-	$266,250
Jonathan Christodoro	$100,000	$180,000	-	-	-	-	$280,000
Joseph J. Echevarria	$85,000	$180,000	-	-	-	-	$265,000
Richard J. Harrington	$55,000	$90,000	-	-	-	-	$145,000
William Curt Hunter	$107,500	$180,000	-	-	-	-	$287,500
Robert J. Keegan	$214,167	$180,000	-	-	-	-	$394,167
Cheryl Gordon Krongard	$86,250	$180,000	-	-	-	-	$266,250
Charles Prince	$105,000	$180,000	-	-	-	-	$285,000
Ann N. Reese	$127,500	$180,000	-	-	-	-	$307,500
Stephen H. Rusckowski	$96,250	$180,000	-	-	-	-	$276,250
Sara Martinez Tucker	$110,000	$180,000	-	-	-	-	$290,000
__________________________

(1)
Mr. Christodoro resigned from the Board effective December 8, 2017. Mr. Harrington and Ms. Burns retired as of the 2017 annual meeting. Mr. Echevarria and Ms. Krongard were each appointed to the Board effective January 1, 2017. Mr. Brown was appointed to the Board effective January 26, 2017.

(2)
The cash value of compensation awarded in the form of DSUs is reflected in this column. The amount presented in this column reflects the aggregate grant date fair value of the DSUs awarded during 2017 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718, Compensation-Stock Compensation.

The total number and value of all DSUs (including dividend equivalents) as of the end of 2017 (based on the December 29, 2017 closing market price of our Common Stock of $29.15) and DSUs held by each director is as follows: Mr. Brown, 6,171 ($179,885); Mr. Christodoro, 8,667 ($252,643); Mr. Echevarria, 6,367 ($185,598); Mr. Harrington, 52,568 ($1,532,357); Mr. Hunter, 63,553 ($1,852,570); Mr. Keegan, 35,929 ($1,047,330); Ms. Krongard, 6,367 ($185,598); Mr. Prince, 44,759 ($1,304,725); Ms. Reese, 58,893 ($1,716,731); Mr. Rusckowski, 15,159 ($441,885); and Ms. Tucker, 32,913 ($959,414).

(3)
In accordance with applicable SEC rules, dividend equivalents paid in 2017 on DSUs are not included in “All Other Compensation” because those amounts were factored into the grant date fair values of the DSUs.

In May 2016, in connection with the Spin-Off, the Company and Ursula Burns entered into a letter agreement pursuant to which Ms. Burns agreed to continue in her role as the Company’s Chief Executive Officer and Chairman of the Board of Directors until the earlier of January 31, 2017 or completion of the Spin-Off, at which time she would step down as the Company’s Chief Executive Officer. On December 31, 2016, Ms. Burns stepped down as Chief Executive Officer, and she retired as Chairman at the annual shareholders’ meeting in May 2017. Pursuant to the letter agreement, Ms. Burns earned the following in 2017: a prorated base salary equal to $450,000, a prorated annual bonus equal to $870,750, $70,900 in the Company match under the 401(k) savings plan and the Xerox non-qualified supplemental savings plan, $238,983 of dividend equivalents on RSUs and Performance Shares that vested during 2017, and payout of $34,615 for accrued vacation. The letter agreement provided for a 2017 long term incentive equity award of restricted stock with a grant date value of $5 million. Ms. Burns received a prorated award based on her retirement date as provided under letter agreement equal to a grant date value of $2.5 million. In addition, Ms. Burns’ pension value increased by $1,861,861 due to the change in accounting assumptions from December 31, 2016 to December 31, 2017 and one year of interest.
For information on compensation for Jeffrey Jacobson, our director who is also the Chief Executive Officer of Xerox, see the executive compensation tables beginning on page 33.
Information about the Compensation Committee. (4 meetings)
A copy of the charter of the Compensation Committee is posted on the Company’s website at
www.xerox.com/governance.
The responsibilities of the Compensation Committee include:

•	oversee development and administration of the Company’s executive compensation plans;

•	set the compensation of the CEO and other executive officers;

•	review and approve the performance goals and objectives with respect to the compensation of the CEO and other executive officers;

•	oversee the evaluation of the CEO and other executive officers;

•	have sole authority to retain and terminate the consulting firms engaged to assist the Compensation Committee in the evaluation of the compensation of the CEO and other executive officers;

•	be directly responsible for oversight of the work of the compensation consultants, including determination of compensation to be paid to any such consultant by the Company;

•
conduct an independence assessment of any compensation consultants to the Compensation Committee, including consideration of the six independence factors required under SEC rules and NYSE listing standards; and

•	review and approve employment, severance, change-in-control, termination and retirement arrangements for executive officers.
The Compensation Committee is also responsible for reviewing and discussing the Compensation Discussion and Analysis (CD&A) with management, and has recommended to the Board that the CD&A be included in the Company’s proxy statement for the 2018 Annual Meeting of Shareholders and in this Form 10-K-A. The CD&A discusses the material aspects of the Company’s compensation objectives, policies and practices. The Compensation Committee’s report appears on page 33 of this Proxy Statement.
The Compensation Committee has not delegated its authority for compensation for executive officers. The Compensation Committee has, however, delegated authority under the Company’s equity plan to the CEO to grant equity awards to employees who are not executive officers or officers directly reporting to the CEO. The CEO is also responsible for setting the compensation of, reviewing performance goals and objectives for, and evaluating officers who are not executive officers.
Executive officer compensation decisions are made by the Compensation Committee after discussing recommendations with the CEO and the Chief Human Resources Officer. The Chief Financial Officer confirms the Company’s financial results used by the Compensation Committee to make compensation decisions. The Chief Financial Officer attends Compensation Committee meetings to discuss financial targets and results for the Annual Performance Incentive Plan and the Executive Long-Term Incentive Program as described in the CD&A. The Compensation Committee meets in executive session to review and approve compensation actions for the CEO.
The Compensation Committee has retained Frederic W. Cook & Co., Inc. (FW Cook) as an independent consultant to the Compensation Committee. FW Cook provides no services to management and provides an annual letter to the Compensation Committee regarding its independence, which the Compensation Committee reviews and determines whether there is any conflict of interest. Based on its review for 2017, the Compensation Committee determined that

FW Cook’s work has not raised any conflict of interest and that such firm is independent. The consultant’s responsibilities are discussed on page 17 of this Form 10-K/A.
Members: Gregory Q. Brown; Cheryl Gordon Krongard; Charles Prince; and Stephen H. Rusckowski.
Chairman: Mr. Rusckowski.
The Board has determined that all of the members of the Compensation Committee are independent under the Company’s Corporate Governance Guidelines and NYSE Corporate Governance Rules. In addition, each Committee member is a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. Robert J. Keegan, who served on the Compensation Committee until becoming Chairman of the Board on May 23, 2017, satisfied the foregoing independence standards during his time as a member of the Compensation Committee.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was or is an officer or employee of the Company or any of its subsidiaries. In addition, during the last fiscal year, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITIES OWNERSHIP
Ownership of Company Securities
We are not aware of any person who, or group that, owns beneficially more than 5% of any class of the Company’s equity securities as of December 31, 2017, except as set forth below(1). None of Xerox's directors, director nominees, and named executive officers have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Mr. Carl C. Icahn c/o Icahn Capital LP 767 Fifth Ave, Suite 4700 New York, NY 10153	23,456,087	(2)	9.2%
Common Stock	Darwin Deason 5956 Sherry Ln., Suite 800 Dallas, TX 75225	15,322,341	(3)	5.9%	(4)
Group Total (including shares issuable upon conversion of Series B Preferred Stock)		38,778,428	(2)(3)	14.8%	(4)
Group Total (without shares issuable upon conversion of Series B Preferred Stock)		32,036,856		12.6%
Common Stock	The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	24,799,173	(5)	9.7%
Common Stock	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	15,067,064	(6)	5.9%
__________________________

*
On June 14, 2017, the reverse stock split of common stock at a ratio of 1-for-4 shares, together with a proportionate reduction in the authorized shares of its common stock from 1.75 billion shares to 437.5 million shares, became effective. For further information, see our Current Report on Form 8-K filed on June 14, 2017.

(1)
The words “group” and “beneficial” are as defined in regulations issued by the SEC. Beneficial ownership under such definition means possession of sole voting power, shared voting power, sole dispositive power or shared dispositive power. Except as set forth in Note 4 immediately below, the information provided in this table is based solely upon the information contained in the most recent Schedule 13G or 13G/A (or in the case of Mr. Icahn and Mr. Deason, the most recent Schedule 13D/A) filed by the named entity with the SEC. BlackRock, Inc. is a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”), and has subsidiaries that are also investment advisers under the Investment Advisers Act with beneficial ownership of the reported shares.

(2)
As of February 20, 2018, represents shares of Common Stock held by the following group of entities associated with Carl C. Icahn: High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Offshore LP (“Icahn Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”) and Beckton Corp. (“Beckton”) (collectively, the “Reporting Persons”). The principal business address of (i) each of High River, Hopper, Barberry, Icahn Offshore, Icahn Partners, Icahn Master, Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue - Suite 1210, White Plains, NY 10601, and (ii) Mr. Icahn, Barberry and Hopper is c/o Icahn Capital LP, 767 Fifth Avenue, 47th Floor, New York, NY 10153.

Icahn Partners, Icahn Master and High River (collectively, the “Icahn Parties”) are entities controlled by Carl C. Icahn. Barberry is the sole member of Hopper, which is the general partner of High River. Icahn Offshore is the general partner of Icahn Master. Icahn Onshore is the general partner of Icahn Partners. Icahn Capital is the general partner of each of Icahn Offshore and Icahn Onshore. Icahn Enterprises Holdings is the sole member of IPH, which is the general partner of Icahn Capital. Beckton is the sole stockholder of Icahn Enterprises GP, which is the general partner of Icahn Enterprises Holdings. Carl C. Icahn is the sole stockholder of each of Barberry and Beckton. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of the Icahn Parties. In addition, Mr. Icahn is the indirect holder of approximately 91.0% of the outstanding depositary units representing limited partnership interests in Icahn Enterprises L.P. (“Icahn Enterprises”). Icahn Enterprises GP is the general partner of Icahn Enterprises, which is the sole limited partner of Icahn Enterprises Holdings.
The Reporting Persons may be deemed to beneficially own, in the aggregate, 23,456,087 shares of Common Stock, representing approximately 9.21% of the Company’s outstanding shares (based upon the 254,673,473 shares stated to be outstanding as of January 31, 2018 by the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018).
High River has sole voting power and sole dispositive power with regard to 4,961,218 shares of Common Stock. Each of Hopper, Barberry and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Partners has sole voting power and sole dispositive power with regard to 11,130,555 shares of Common Stock. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares of Common Stock. Icahn Master has sole voting power and sole dispositive power with regard to 7,634,314 shares of Common Stock. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares of Common Stock.
Each of Hopper, Barberry and Mr. Icahn, by virtue of their relationships to High River, may be deemed to indirectly beneficially own the shares of Common Stock that High River directly beneficially owns. Each of Hopper, Barberry and Mr. Icahn disclaims beneficial ownership of such shares of Common Stock for all other purposes. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Master, may be deemed to indirectly beneficially own the shares of Common Stock which Icahn Master directly beneficially owns. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares of Common Stock for all other purposes. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Partners, may be deemed to indirectly beneficially own the shares of Common Stock which Icahn Partners directly beneficially owns. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares of Common Stock for all other purposes.
The Reporting Persons have agreed to act in concert with Mr. Deason and his affiliates with respect to the matters described in the Joint Statement and their contemplated joint solicitation of proxies for the Annual Meeting. Based on the foregoing, the Reporting Persons and Mr. Deason and his affiliates have formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act. The group may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Act) all of the shares beneficially owned by the Reporting Persons and all of the shares beneficially owned by Mr. Deason and his affiliates. Such group may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Act), in the aggregate, 38,778,428 shares (including 6,741,572 shares issuable upon the conversion of 180,000 Xerox Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, owned by Mr. Deason and his affiliates), constituting approximately 14.8% of the Common Stock outstanding (based upon the 254,673,473 shares of Common Stock stated to be outstanding as of January 31, 2018 by the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018). The 14.8% includes the 6,741,572 shares of Common Stock issuable upon the conversion of 180,000 shares of Series B Preferred Stock owned by Mr. Deason and his affiliates, therefore in the event such conversion would not occur, the combined voting power of the group is 12.6%. The Reporting Persons expressly disclaim beneficial ownership of the 15,322,341 shares of Common Stock beneficially owned by Mr. Deason and his affiliates (including the 6,741,572 shares issuable upon the conversion of 180,000 Xerox Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, owned by Mr. Deason and his affiliates).
The Reporting Persons may also include Jonathan Christodoro, Keith Cozza, Jaffrey (Jay) A. Firestone and Randolph C. Read. Mr. Cozza is an employee of Icahn Enterprises and Mr. Christodoro is a former employee of Icahn Capital. From time to time, Messrs. Cozza, Christodoro and Firestone have served on the boards of directors of entities in which Mr. Icahn and/or his affiliates have an interest. In such situations where Mr. Icahn does not control such entities, Messrs. Cozza, Christodoro and Firestone receive customary director compensation from such entities (which may include cash fees, equity awards, reimbursement of travel expenses, indemnification and the like). Mr. Christodoro owns beneficially 8,554 of the Company’s deferred stock units, but otherwise Mr. Christodoro does not own beneficially any shares of Common Stock. Messrs. Cozza, Firestone and Read do not own beneficially any shares of Common Stock. Messrs. Christodoro, Firestone and Read are each party to an agreement pursuant to which Icahn Capital has agreed to pay certain fees to such individual and to indemnify such individual with respect to certain costs incurred by such individual in connection with the solicitation of proxies from shareholders of the Company. Messrs. Christodoro, Cozza, Firestone and Read will not otherwise receive any special compensation in connection with the solicitation of proxies from shareholders of the Company.
The Reporting Persons may also include Menda Consulting LLC (“Menda”) and its principal Giovanni Visentin. Menda is party to an agreement pursuant to which the Icahn Parties have agreed to pay certain fees to Menda and to indemnify and hold harmless Menda and Mr. Visentin with respect to certain costs incurred in connection with the solicitations of proxies from shareholders of the Company. The Icahn Parties believe the anticipated cost of engaging Menda and Mr. Visentin to assist in the solicitations of proxies from shareholders of the Company will be approximately $300,000 to $500,000. Menda and Mr. Visentin will not otherwise receive any special compensation in connection with the solicitation of proxies from shareholders of the Company.
Neither Menda nor Mr. Visentin own beneficially any shares of Common Stock. The principal business address of Menda and Mr. Visentin is 65 Winthrop Drive, Riverside, Connecticut 06878.
The immediately preceding information in this footnote is based on the Schedule 13D/A filed with the SEC on March 14, 2018 by Mr. Icahn.

(3)
Based solely on the Schedule 13D/A filed on February 20, 2018, Darwin Deason has sole voting power and sole dispositive power for 15,322,341 shares of Common Stock, and has no shared dispositive or shared voting power for any of the shares. Mr. Deason and his affiliates have agreed to act in concert with Mr. Icahn with respect to certain matters. Based on the foregoing, Mr. Deason and his affiliates and Mr. Icahn have formed a “group” within the meaning of Section 13(d)(3) of the Act. The group may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Act) all of the shares beneficially owned by Mr Icahn and all of the shares beneficially owned by Mr. Deason and his affiliates. Such group may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Act), in the aggregate, 38,778,428 shares (including 23,456,087 shares beneficially owned by Carl C. Icahn and his affiliates and 6,741,572 shares issuable upon the conversion of 180,000 shares of Series B Preferred Stock owned by Mr. Deason and his affiliates), constituting approximately 14.8% of the Common Stock outstanding (based upon the 254,673,473 shares stated to be outstanding as of January 31, 2018 by the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018). The 14.8% includes the 6,741,572 shares of Common Stock issuable upon the conversion of 180,000 shares of Series B Preferred Stock owned by Mr. Deason and his affiliates, therefore in the event such conversion would not occur, the combined voting power of the group is 12.6%. However, Mr. Deason expressly disclaims beneficial ownership of the 23,456,087 shares of Common Stock beneficially owned by Mr. Icahn and his affiliates. Mr. Icahn and his affiliates expressly retain sole voting and dispositive power over such 23,456,087 shares of Common Stock, and Mr. Deason has neither sole nor shared voting or dispositive power over such 23,456,087 shares of Common Stock. Mr. Icahn expressly disclaims beneficial ownership of the 15,322,341 shares beneficially owned by Mr. Deason and his affiliates (including the 6,741,572 shares of Common Stock issuable upon the conversion of 180,000 shares of Series B Preferred Stock owned by Mr. Deason and his affiliates). Mr. Icahn and his affiliates have filed a separate Schedule 13D with respect to their interests.

(4)
For purposes of calculating the “Percent of Class” for Mr. Deason and the Group Total that includes shares issuable upon conversion of Series B Preferred Stock, the total number of shares so issuable upon conversion of Series B Preferred Stock are deemed to be outstanding in accordance with regulations issued by the SEC. As a result, 261,415,255 shares are deemed to be outstanding for such purpose (based upon 6,741,572 shares issuable upon the conversion of 180,000 shares of Series B Preferred Stock owned by Mr. Deason and his affiliates and the 254,673,473 shares stated to be outstanding as of January 31, 2018 by the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018).

(5)
The Vanguard Group, Inc. and its subsidiary companies have sole voting power for 305,485 shares of Common Stock, sole dispositive power for 24,467,909 shares of Common Stock, shared dispositive power for 331,264 shares of Common Stock and shared voting power for 40,659 shares of Common Stock.

(6)
BlackRock, Inc. and its subsidiary companies have sole voting power for 13,058,305 shares of Common Stock and sole dispositive power for 15,067,064 shares of Common Stock, and have no shared voting power or shared dispositive power for any of the shares.

Shares of Common Stock of the Company owned beneficially by the directors and nominees for director, each of the executive officers named in the Summary Compensation Table and all directors and current executive officers as a group, as of April 6, 2018, were as follows. Where applicable, the number of securities reported in this table has been adjusted to reflect the one-for-four reverse stock split effective June 14, 2017.

Name of Beneficial Owner	Amount Beneficially Owned	Total Stock Interest
Gregory Q. Brown	-	9,017
Joseph J. Echevarria	-	9,215
Michael Feldman	3,729	101,108
William Curt Hunter	12	66,901
Jeffrey Jacobson	31,601	475,835
Robert J. Keegan	-	39,029
Cheryl Gordon Krongard	-	9,215
William Osbourn, Jr.	-	142,247
Charles Prince	2,500	50,434
Ann N. Reese	1,663	63,852
Stephen H. Rusckowski	-	18,082
Hervé Tessler	35,878	218,023
Sara Martinez Tucker	-	35,987
Kevin Warren	24,178	155,397
All directors and executive officers as a group (20)	164,392	2,000,605
Percent Owned by Directors and Executive Officers: Each director and executive officer beneficially owns less than 1% of the aggregate number of shares of Common Stock outstanding at April 6, 2018. The amount beneficially owned by all directors and executive officers as a group also amounted to less than 1%.
Amount Beneficially Owned: The numbers shown are the shares of Common Stock considered beneficially owned by the directors and executive officers in accordance with SEC rules. Shares of Common Stock which executive officers and directors had a right, within 60 days of April 6, 2018, to acquire upon the exercise of options or rights or upon vesting of performance shares, DSUs or restricted stock units are included. Shares held in a grantor retained annuity trust or by family members and vested shares, the receipt of which have been deferred under one or more equity compensation programs, are also included. All of these are counted as outstanding for purposes of computing the percentage of Common Stock outstanding and beneficially owned by such person.
Total Stock Interest: The numbers shown include the amount shown in the Amount Beneficially Owned column plus options held by directors and executive officers not exercisable within 60 days of April 6, 2018 and DSUs, performance shares and restricted stock units not subject to vesting within 60 days of April 6, 2018. The numbers also include the interests of executive officers and directors in the Deferred Compensation Plans.
The numbers do not include performance shares not subject to vesting within 60 days of April 6, 2018, as ownership is not reported until such performance shares are earned.

EQUITY COMPENSATION PLAN INFORMATION
The Equity Compensation Plan Information table provides information as of December 31, 2017, with respect to shares of Xerox Common Stock that may be issued under our existing equity compensation plans, including the 2004 Performance Incentive Plan and Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors (2004 Directors Plan).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (#) (A)	Weighted-Average Exercise Price of Outstanding Options and Rights ($) B)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (C)
Equity Compensation Plans Approved by Shareholders	6,009,421	19.36	(1)	19,935,515	(3)
Equity Compensation Plans Not Approved by Shareholders	(2)	-		-
Total	6,009,421	19.36	(1)	19,935,515	(4)
__________________________

(1)
Consists of (i) 2,521,848 RSUs outstanding under the 2004 Performance Incentive Plan; (ii) 3,116,912 performance shares outstanding under the 2004 Performance Incentive Plan; (iii) 331,359 DSUs outstanding under the 2004 Directors Plan; and (iv) 39,302 outstanding options under the 2007 ACS Plan.

In connection with the acquisition of ACS in February 2010, the outstanding ACS options were converted into 24,165,500 Xerox options, of which 39,302 remain outstanding as of December 31, 2017.
The weighted average exercise price shown in column B of this table does not take into account RSUs, performance shares or DSUs.

(2)	All current equity compensation plans have been approved by shareholders.

(3)
The 2007 ACS Plan was discontinued as of February 5, 2010. No further grants can be made under this plan. Any shares that are cancelled, forfeited, or lapse under the 2004 Performance Incentive Plan become available again for issuance under the 2004 Performance Incentive Plan. Any shares that are cancelled, forfeited or lapse under the 2004 Directors Plan become available again for issuance under the 2004 Directors Plan.

(4)
The number above reflects the shares available if all grants are made in the form of options. If all remaining shares are issued as full-value shares instead of options, approximately 19,086,648 shares would be available for issuance as of December 31, 2017 (17,813,984 shares under 2004 Performance Incentive Plan and 1,272,664 shares under 2004 Directors Plan). Under the terms of the 2004 Performance Incentive Plan, one (1) full-value share is equal to one (1) option and under the 2004 Directors Plan, one (1) stock option issued is counted as 0.6 of a share.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
Related Person Transactions Policy
The Board has adopted a policy addressing the Company’s procedures with respect to the review, approval and ratification of “related person transactions” that are required to be disclosed pursuant to Item 404(a) of Regulation S-K of the U.S. Securities Act of 1933, as amended (Regulation S-K). The policy provides that any transaction, arrangement or relationship, or series of similar transactions, in which the Company will participate or has participated and a “related person” (as defined in Item 404(a) of Regulation S-K) has or will have a direct or indirect material interest, and which exceeds $120,000 in the aggregate, is subject to review (each such transaction, a Related Person Transaction). In its review of Related Person Transactions, the Corporate Governance Committee reviews the material facts and circumstances of the transaction and takes into account certain factors, where appropriate, based on the particular facts and circumstances, including: (i) the nature of the “related person’s” interest in the transaction; (ii) the significance of the transaction to the Company and to the “related person”; and (iii) whether the transaction is likely to impair the judgment of the “related person” to act in the best interest of the Company.
No member of the Corporate Governance Committee may participate in the review, approval or ratification of a transaction with respect to which he or she is a “related person.”
In May 2016, in connection with the spin-off of Conduent Incorporated (the Spin-Off), the Company and Ursula Burns entered into a letter agreement pursuant to which Ms. Burns agreed to continue in her role as the Company’s Chief Executive Officer and Chairman of the Board of Directors until the earlier of January 31, 2017 or completion of the Spin-Off, at which time she would step down as the Company’s Chief Executive Officer. On December 31, 2016, Ms. Burns stepped down as Chief Executive Officer, and she retired as Chairman at the annual shareholders’ meeting in May 2017. Pursuant to the letter agreement, Ms. Burns earned the following in 2017: a prorated base salary equal to $450,000, a prorated annual bonus equal to $870,750, $70,900 in the Company match under the 401(k) savings plan and the Xerox non-qualified supplemental savings plan, $238,983 of dividend equivalents on RSUs and Performance Shares that vested during 2017, and $34,615 for payout of accrued vacation. The letter agreement provided for a 2017 long term incentive equity award of restricted stock with a grant date value of $5 million. Ms. Burns received a prorated award based on her retirement date as provided under letter agreement equal to a grant date value of $2.5 million. In addition, Ms. Burns’ pension value increased by $1,861,861 due to the change in accounting assumptions from December 31, 2016 to December 31, 2017 and one year of interest.
Certain Employment Arrangements
We actively recruit qualified candidates for our employment needs. Relatives of our executive officers and other employees are eligible for hire. In 2017, we had one non-executive employee who was employed by Xerox who received more than $120,000 in annual compensation (salary, incentive cash awards, equity awards and commissions) and is related to a current executive officer. This is a routine employment arrangement entered into in the ordinary course of business with compensation commensurate with that of the employee’s peers, and the terms of employment are consistent with the Company’s human resources policies. For 2017, the compensation for Kimberly Finley, spouse of Joseph H. Mancini Jr., our Chief Accounting Officer, was $568,516. Ms. Finley is Director, Tax Accounting at Xerox and has been with Xerox for over 25 years.
Director Independence
A director is not considered independent unless the Board determines that he or she has no material relationship with the Company. The Board has adopted categorical standards to assist in both its determination and the Corporate Governance Committee’s recommendation as to each director’s independence. Under these categorical standards, a director will be presumed not to have a material relationship with the Company if:

(1)
he or she satisfies the bright-line independence and other applicable requirements under the listing standards of the NYSE and all other applicable laws, rules and regulations regarding director independence, in each case from time to time in effect;

(2)
he or she is not a current employee (and none of his or her “immediate family members” is employed as an “executive officer,” each as defined by the NYSE Corporate Governance Rules) of a company that has made payments to, or received payments from, the Company or any of its consolidated subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or one percent of such other company’s consolidated gross revenues; and

(3)
in the event that he or she serves as an executive officer or director of a charitable organization, the Company and its consolidated subsidiaries donated less than five percent of that organization’s charitable receipts (provided that if within the preceding three years the Company and its consolidated subsidiaries donated annual aggregate contributions in excess of $1 million or two percent of the annual consolidated gross revenue of the charitable organization, such contributions must be disclosed in the Company’s proxy statement).

Our Board has determined that all of the nominees for election as directors are independent under the NYSE Corporate Governance Rules and our Corporate Governance Guidelines, with the exception of Jeffrey Jacobson, our Chief Executive Officer.
In addition, the Corporate Governance Committee reviews relationships involving members of the Board, their immediate family members and affiliates, and transactions in which members of the Board, their immediate family members and their affiliates have a direct or indirect interest in which the Company is a participant to determine whether such relationship or transaction is material and could impair a director’s independence. In making independence determinations, the Board considers all relevant facts and circumstances from the point of view of both the director and the persons or organizations with which the director has relationships. See Certain Relationships and Related Person Transactions.
As a result of the aforementioned review, 90% of our nominees for election as directors are deemed to be independent.
Item 14. Principal Accountant Fees and Services
Principal Auditor Fees and Services
Aggregate fees for professional services rendered for the Company by PwC were ($ in millions):

	2017	2016
Audit Fees	$17.5	$19.3
Audit Related Fees	1.4	19.2
Tax Fees	0.7	3.0
All Other Fees	-	-
Total Fees	$19.6	$41.5
Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company in accordance with standards of the Public Company Accounting Oversight Board of Directors (PCAOB), statutory and subsidiary audits, procedures performed in connection with documents filed with the SEC, consents, comfort letters and other services required to be performed by our independent auditors.
Audit Related fees were for assurance and related services associated with carve-out audits associated with the Separation, employee benefit plan audits, information systems control reviews, due diligence reviews, special reports pursuant to agreed upon procedures or international reporting requirements and other attest services.
Tax fees were primarily for services related to tax compliance. The increase from the prior year resulted from the tax services performed in conjunction with the Separation.
All Other fees are primarily associated with benchmarking services and research materials.
Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the Company’s independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee is involved in the evaluation and selection of the lead audit partner and considers whether there should be regular rotation of the independent registered public accounting firm.
The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by the Company’s independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. The authority for such pre-approval may be delegated to one or more members of the Audit Committee, provided that the decisions of any member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next meeting. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of the Company’s independent accountant’s for non-audit services.

In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to, and the related service provided by, PwC were pre-approved by the Audit Committee.
The Audit Committee and the Board believe that the continued retention of PwC to serve as our independent registered public accounting firm is in the best interests of the Company and its shareholders.

Part IV
Item 15. Exhibits

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ WILLIAM F. OSBOURN JR.
William F. Osbourn Jr. Chief Financial Officer April 30, 2018

Exhibit Index

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).