Form 10-Q
period 2018-03-31
XEROX CORP
filed 2018-05-10
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2018
Common Stock, $1 par value	254,679,473 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the effects on our business resulting from actions of activist shareholders; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q and our 2017 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Furthermore, the actual results of the proposed transaction with FUJIFILM Holdings Corporation ("Transaction") could vary materially as a result of a number of factors, including, but not limited to: (i) the risk that the Transaction may not be completed in a timely manner or at all, which may adversely affect Xerox’s business and the price of Xerox’s common stock, (ii) the failure to satisfy the conditions to the consummation of the Transaction, including the receipt of certain approvals from Xerox’s shareholders and certain governmental and regulatory approvals, (iii) the parties may be unable to achieve expected synergies and operating efficiencies in the Transaction within the expected time frames or at all, (iv) the Transaction may not result in the accretion to Xerox’s earnings or other benefits, (v) the occurrence of any event, change or other circumstance that could give rise to the termination of the Transaction agreements, (vi) the effect of the announcement or pendency of the Transaction on Xerox’s and/or Fujifilm’s business relationships, operating results, and business generally, risks related to the proposed Transaction disrupting Xerox’s current plans and operations and potential difficulties in Xerox’s employee retention as a result of the Transaction, (vii) risks related to diverting management’s attention from Xerox’s ongoing business operations, (viii) the outcome of any legal proceedings that may be instituted against Xerox, its officers or directors related to the Transaction agreements or the Transaction and (ix) the possibility that competing offers or acquisition proposals for Xerox will be made. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Fuji Xerox Co., Ltd. (“Fuji Xerox”) is a joint venture between Xerox and Fujifilm in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. Given our status as a minority investor, we have limited contractual and other rights to information with respect to Fuji Xerox matters. In April 2017, Fujifilm formed an independent investigation committee (the “IIC”) to primarily conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary and at other subsidiaries. The IIC completed its review during the second quarter 2017 and identified aggregate adjustments to Fuji Xerox’s financial statements of approximately JPY 40 billion (approximately $360 million) primarily related to misstatements at Fuji Xerox’s New Zealand and Australian subsidiaries. We determined that our share of the total adjustments identified as part of the investigation was approximately $90 million and impacted our fiscal years 2009 through 2017. We revised our previously issued annual and interim consolidated financial statements for 2014, 2015 and 2016 and the first quarter of 2017. Fujifilm and Fuji Xerox continue to review Fujifilm’s oversight and governance of Fuji Xerox as well as Fuji Xerox’s oversight and governance over its businesses in light of the findings of the IIC.
In 2018, in connection with the completion of audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016 and 2017, as well as the review of Fuji Xerox’s unaudited interim financial statements

Xerox 2018 Form 10-Q

as of and for the nine months ended December 31, 2017 and 2016, additional adjustments and misstatements were identified. These additional adjustments and misstatements were to the net income of Fuji Xerox for the period from 2010 through 2017 previously revised for the items identified by the IIC noted above. At this time, we can provide no assurances relative to the outcome of any potential governmental investigations or any consequences thereof that may happen as a result of this matter.

Xerox 2018 Form 10-Q

XEROX CORPORATION
FORM 10-Q
March 31, 2018

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2018 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2018	2017
Revenues
Sales	$933	$936
Services, maintenance and rentals	1,431	1,442
Financing	71	76
Total Revenues	2,435	2,454
Costs and Expenses
Cost of sales	563	565
Cost of services, maintenance and rentals	868	881
Cost of financing	34	33
Research, development and engineering expenses	100	111
Selling, administrative and general expenses	628	634
Restructuring and related costs	28	118
Amortization of intangible assets	12	14
Transaction and related costs	36	—
Other expenses, net	32	114
Total Costs and Expenses	2,301	2,470
Income (loss) before Income Taxes and Equity Income	134	(16)
Income tax expense (benefit)	40	(24)
Equity in net (loss) income of unconsolidated affiliates(1)	(68)	40
Income from Continuing Operations	26	48
Loss from discontinued operations, net of tax	—	(6)
Net Income	26	42
Less: Net income attributable to noncontrolling interests	3	2
Net Income Attributable to Xerox	$23	$40

Amounts Attributable to Xerox:
Net income from continuing operations	$23	$46
Net loss from discontinued operations	—	(6)
Net Income Attributable to Xerox	$23	$40

Basic Earnings (Loss) per Share:
Continuing operations	$0.08	$0.17
Discontinued operations	—	(0.03)
Total Basic Earnings per Share	$0.08	$0.14
Diluted Earnings (Loss) per Share:
Continuing operations	$0.08	$0.16
Discontinued operations	—	(0.02)
Total Diluted Earnings per Share	$0.08	$0.14
__________________________
(1) Equity in net income of unconsolidated affiliates has been revised for the prior year period presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements for additional information on this revision.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Net Income	$26	$42
Less: Net income attributable to noncontrolling interests	3	2
Net Income Attributable to Xerox	23	40

Other Comprehensive Income, Net(1):
Translation adjustments, net	176	133
Unrealized gains, net	17	8
Changes in defined benefit plans, net	18	26
Other Comprehensive Income, Net	211	167
Less: Other comprehensive income, net attributable to noncontrolling interests	—	1
Other Comprehensive Income, Net Attributable to Xerox	211	166

Comprehensive Income, Net	237	209
Less: Comprehensive income, net attributable to noncontrolling interests	3	3
Comprehensive Income, Net Attributable to Xerox	$234	$206
__________________________

(1) Refer to Note 17 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,398	$1,293
Accounts receivable, net	1,326	1,357
Billed portion of finance receivables, net	106	112
Finance receivables, net	1,301	1,317
Inventories	1,001	915
Other current assets	254	236
Total current assets	5,386	5,230
Finance receivables due after one year, net	2,278	2,323
Equipment on operating leases, net	448	454
Land, buildings and equipment, net	602	629
Investments in affiliates, at equity	1,378	1,404
Intangible assets, net	257	268
Goodwill	3,973	3,930
Deferred tax assets	942	1,026
Other long-term assets	911	682
Total Assets	$16,175	$15,946
Liabilities and Equity
Short-term debt and current portion of long-term debt	$678	$282
Accounts payable	1,188	1,108
Accrued compensation and benefits costs	427	444
Accrued expenses and other current liabilities	859	907
Total current liabilities	3,152	2,741
Long-term debt	4,811	5,235
Pension and other benefit liabilities	1,536	1,595
Post-retirement medical benefits	651	662
Other long-term liabilities	229	206
Total Liabilities	10,379	10,439

Commitments and Contingencies (See Note 19)
Convertible Preferred Stock	214	214

Common stock	255	255
Additional paid-in capital	3,908	3,893
Retained earnings	4,927	4,856
Accumulated other comprehensive loss	(3,537)	(3,748)
Xerox shareholders’ equity	5,553	5,256
Noncontrolling interests	29	37
Total Equity	5,582	5,293
Total Liabilities and Equity	$16,175	$15,946

Shares of common stock issued and outstanding	254,679	254,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash Flows from Operating Activities:
Net income	$26	$42
Loss from discontinued operations, net of tax	—	6
Income from continuing operations	26	48
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	163	133
Provision for receivables	13	13
Provision for inventory	4	5
Net gain on sales of businesses and assets	(16)	—
Undistributed equity in net income of unconsolidated affiliates	68	(40)
Stock-based compensation	16	13
Restructuring and asset impairment charges	28	108
Payments for restructurings	(54)	(58)
Defined benefit pension cost	27	62
Contributions to defined benefit pension plans	(38)	(23)
Decrease (increase) in accounts receivable and billed portion of finance receivables	46	(77)
Increase in inventories	(87)	(58)
Increase in equipment on operating leases	(56)	(52)
Decrease in finance receivables	85	65
Increase in other current and long-term assets	(42)	(57)
Increase in accounts payable and accrued compensation	12	21
Increase (decrease) in other current and long-term liabilities	1	(1)
Net change in income tax assets and liabilities	13	(41)
Net change in derivative assets and liabilities	(6)	55
Other operating, net	13	16
Net cash provided by operating activities of continuing operations	216	132
Net cash used in operating activities of discontinued operations	—	(80)
Net cash provided by operating activities	216	52
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(9)	(17)
Proceeds from sales of land, buildings and equipment	16	1
Cost of additions to internal use software	(9)	(9)
Acquisitions, net of cash acquired	—	(11)
Collections of deferred proceeds from sales of receivables	—	48
Collections on beneficial interest from sales of finance receivables	—	6
Other investing, net	—	(29)
Net cash used in investing activities	(2)	(11)
Cash Flows from Financing Activities:
Net (payments) proceeds on short-term debt	(1)	1
Proceeds from issuance of long-term debt	2	3
Payments on long-term debt	(38)	(1,328)
Common stock dividends	(64)	(81)
Preferred stock dividends	(3)	(6)
Repurchases related to stock-based compensation	(1)	(7)
Payments to noncontrolling interests	(12)	(1)
Other financing	—	161
Net cash used in financing activities	(117)	(1,258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	9
Increase (decrease) in cash, cash equivalents and restricted cash	106	(1,208)
Cash, cash equivalents and restricted cash at beginning of period	1,368	2,402
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,474	$1,194
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2017 Annual Report on Form 10-K ("2017 Annual Report") except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2017 Annual Report.
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
Note 2 – Correction of Fuji Xerox Misstatement in Prior Period Financial Statements
Fuji Xerox is a joint venture between Xerox Corporation and Fujifilm Holdings Corporation (“Fujifilm”) in which Xerox holds a noncontrolling 25% equity interest and Fujifilm holds the remaining equity interest. In 2017 Fujifilm publicly announced it had formed an independent investigation committee ("IIC") to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016.
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
In the second quarter 2017, we determined that the misstatements to our Equity in net income of unconsolidated affiliates in prior years and the first quarter of 2017 identified through the IIC's review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our 2017 consolidated financial statements. Accordingly, we revised our previously issued consolidated financial statements for the first quarter of 2017. The effect of the revision on our previously issued financial statements is provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.
Refer to Note 10 - Investment in Affiliates, at Equity for a discussion regarding the correction of incremental misstatements and adjustments identified in 2018 and corrected by Fuji Xerox as part of their reported results for the quarter ended March 31, 2018 (our first quarter).

Xerox 2018 Form 10-Q

Revised Condensed Consolidated Statements of Income
The following tables reconcile selected lines from the company’s first quarter of 2017 Condensed Consolidated Statements of Income from the previously reported amounts to the revised amounts:

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

Revised Condensed Consolidated Statements of Comprehensive Income
The following tables reconcile selected lines from the company’s first quarter of 2017 Condensed Consolidated Statements of Comprehensive Income from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Revised
Net Income	$18	$24	$42
Net Income Attributable to Xerox	16	24	40

Translation adjustments, net	$136	$(3)	$133
Other Comprehensive Income, Net	170	(3)	167
Other Comprehensive Income, Net Attributable to Xerox	169	(3)	166

Comprehensive Income, Net	$188	$21	$209
Comprehensive Income, Net Attributable to Xerox	185	21	206

Revised Condensed Consolidated Statements of Cash Flows from Operations
The revision did not have an impact on the company’s operating cash flows. The following table reconciles selected lines from the company’s first quarter of 2017 Condensed Consolidated Statements of Cash Flows from the previously reported amounts to the revised amounts:

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities:
Net Income	$18	$24	$42
Income from Continuing Operations	24	24	48

Undistributed equity in net income of unconsolidated affiliates	$(16)	$(24)	$(40)

Xerox 2018 Form 10-Q

Note 3 – Adoption of New Revenue Recognition Standard
Adoption Summary:
On January 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
We adopted this standard using the modified retrospective method of adoption. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact for the large majority of our revenues. Lastly, a significant portion of our equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues, which are approximately $50 annually, relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation in 2018. Accordingly, in 2018 these revenues are now reported as part of Sales. In the first quarter of 2018, as result of this change, $9 of revenue was recorded as Sales, which would have been previously recorded as Services revenue in prior periods.
Another change identified upon adoption was with respect to deferred contract costs, which include incremental costs of obtaining a contract and costs to fulfill a contract. Deferred contract costs had been minimal under our prior practices as most costs to obtain a contract and fulfill a contract were expensed as incurred. However, as a result of the contract cost guidance included in ASC Topic 606 and ASC Topic 340-40 "Contracts with Customers", upon adoption, we recorded a transition asset of $153, and a net of tax increase of $117 to retained earnings, related to the incremental cost to obtain contracts. Substantially all of this adjustment is related to the deferral of sales commissions paid to sales people and agents in connection with the placement of equipment with post sale service arrangements.
The impacts of adopting ASC Topic 606 on our Condensed Consolidated Balance Sheets were as follows:

	As of March 31, 2018
	Superseded Revenue Guidance(1)	Adjustments	As Reported
Deferred tax assets	$976	$(34)	$942
Other long-term assets	764	147	911
Retained earnings	4,814	113	4,927
____________

(1)	Reflects balance of account under revenue recognition guidance superseded by ASC Topic 606.
Revenue Recognition Summary:
We generate revenue through the sale of equipment, supplies and maintenance and printing services. Revenue is measured based on consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well the pattern of delivery for those services.
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment: Revenues from the sale of equipment directly to end customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer

Xerox 2018 Form 10-Q

location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment.
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not considered substantive. These agreements are sold as part of a bundled lease arrangement or through distributors and resellers. We normally account for these maintenance agreements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these agreements are normally recognized as billed to the customer over the term of the agreements based on page volumes. A substantial portion of our products are sold with full service maintenance agreements, accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant warranty obligations, including any obligations under customer satisfaction programs.
Document management services: Revenues associated with our document management services are generally recognized as printing services are rendered, which is generally on the basis of the number of images produced. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed by the customer. We account for these arrangements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer.
Our services contracts may also include the sale or lease of equipment and software. In these instances we follow the policies noted for Equipment or Software Revenues and separately report the revenue associated with these performance obligations. Certain document management services arrangements may also include an embedded lease of equipment. In these instances the revenues associated with the lease are recognized in accordance with the requirements for lease accounting.
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with maintenance agreements sold through distributors and resellers to end customers are recognized in a consistent manner to maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties are not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we estimate the variable consideration associated with these programs and record those amounts as a reduction to revenue when the sales occur. Similarly, we account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.
In certain instances, we may provide lease financing to end-user customers who purchased equipment we sold to distributors or resellers. We are not obligated to provide financing and we compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers.
Bundled Lease Arrangements: A significant portion of our direct sales of equipment to end customers are made through bundled lease arrangements, which typically include equipment, maintenance and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract.
Revenues under bundled arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services. The allocation for the lease deliverables begins by allocating revenues to the maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease as

Xerox 2018 Form 10-Q

service revenue. The remaining amounts are allocated to the equipment and financing elements which are subjected to the accounting estimates noted below under “Leases”.
Leases: The two primary lease accounting provisions we assess for the classification of transactions as sales-type or operating leases are: (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized as noted above for Equipment. Equipment placements included in arrangements that don’t meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
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
Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. These interest rates have generally been adjusted if the rates vary by 25 basis points or more, cumulatively, from the rate last in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of equipment sales revenues. Software accessories sold in connection with our equipment sales, as well as free-standing software sales are accounted for as separate performance obligations if determined to be material in relation to the overall arrangement. Revenue from software is not a significant component of our Total revenues.
Supplies: Supplies revenue is recognized upon transfer of control to the customer, generally upon utilization or shipment to the customer in accordance with the sales contract terms.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.

Xerox 2018 Form 10-Q

Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2018	2017
Primary geographical markets(1):
United States	$1,414	$1,469
Europe	676	640
Canada	144	145
Other	201	200
Total Revenues	$2,435	$2,454

Major product and services lines:
Equipment(2)	$499	$502
Supplies, paper and other sales	434	434
Maintenance agreements(3)	631	640
Service arrangements(4)	623	622
Rental and other	177	180
Financing	71	76
Total Revenues	$2,435	$2,454

Sales channels:
Direct equipment lease(5)	$160	$160
Distributors & resellers(6)	331	321
Customer direct	442	455
Total Sales	$933	$936
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)	2017 Equipment sale revenues exclude $11 of equipment-related training revenue, which was classified as Services under previous revenue guidance - see "Adoption Summary" above.

(3)
Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold in our small and mid-sized business (SMB) focused channels and through our channel partners as Xerox Partner Print Services (XPPS).

(4)	Primarily includes revenues from our Managed Document Services (MDS) offerings. Also includes revenues from embedded operating leases, which were not significant.

(5)	Primarily reflects direct sales through bundled lease arrangements.

(6)	Primarily reflects sales through our two-tier distribution channels.
Other Revenue Recognition Policies
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $87 and $91 at March 31, 2018 and January, 1, 2018, respectively. The majority of the balance at March 31, 2018 will be amortized to revenue over approximately the next 30 months.
Contract Costs: Incremental direct costs of obtaining a contract primarily include sales commissions paid to sales people and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized on the straight-line basis over the estimated contract term, which is currently estimated to be approximately four years. We pay commensurate sales commissions upon customer renewals, therefore our amortization period is aligned to our initial contract term.
In the first quarter 2018, incremental direct costs of obtaining a contract of $17 were deferred and amortization was $24. The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2018 was $179. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs. These costs are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $10 at March 31, 2018.

Xerox 2018 Form 10-Q

Equipment and software used in the fulfillment of service arrangements and where the company retains control are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Revenue-based Taxes: Revenue-based taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions, and that are collected by the company from a customer, are excluded from revenue. The primary revenue-based taxes are sales tax and value-added tax (VAT).
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Condensed Consolidated Statements of Income.
Note 4 – Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of leased assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for our fiscal year beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. The aggregate undiscounted value of our operating lease commitments at December 31, 2017 was approximately $450 and was primarily related to leases of facilities.
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
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current guidance is either unclear or does not include specific requirements. We adopted ASU 2016-15 effective for our fiscal year beginning January 1, 2018. This update includes specific guidance which requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Currently, those collections are reported in operating cash flows. We reported $54 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the three months ended March 31, 2017. Accordingly, since the update must be applied retrospectively, our reported 2017 operating and investing cash flows were revised in 2018 to report this amount as investing cash flows. There is no expected impact to our 2018 cash flows from this reporting change due to the termination of all accounts receivable sales arrangements in North America and most arrangements in Europe and the final repurchase of previously sold finance receivables during the fourth quarter of 2017. The other seven issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.
Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 effective for our fiscal year beginning January 1, 2018 and applied it retrospectively through a revision of previously reported amounts. We held $76 and $75 of restricted cash, currently reported in other current or long-term assets at March 31, 2018 and December 31, 2017, respectively. The changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 6 - Cash, Cash Equivalents and Restricted Cash for additional information.

Xerox 2018 Form 10-Q

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the affected employees during the period. Other components of net retirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. We elected to report these costs as a separate item within Other expenses, net. The update also allows only the service cost component to be eligible for capitalization, when applicable. We adopted ASU 2017-07 effective for us beginning January 1, 2018. The presentation requirements of this update were required to be applied retrospectively through a revision of previously reported amounts. The requirement to limit capitalization to the service cost component was required to be applied prospectively. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 15 - Employee Benefit Plans for the service cost component and other components of net retirement benefit cost.
The following table reflects the adjustment of selected lines from our Condensed Consolidated Statements of Income to the recasted amounts as a result of the adoption of this update:

	Three Months Ended March 31, 2017
(in millions)	As Reported	Adjustment	As Recasted
Cost of sales	$567	$(2)	$565
Costs of services, maintenance and rentals	900	(19)	881
Research, development and engineering expenses	118	(7)	111
Selling, administrative and general expenses	664	(30)	634
Restructuring and related costs	120	(2)	118
Other expenses, net	54	60	114
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 effective for our fiscal year beginning January 1, 2018 and the adoption did not have nor is it expected to have a material impact on our financial condition, results of operations or cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory. This update requires recognition of the income-tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under current GAAP, recognition of the income tax consequences for asset transfers other than inventory could not be recognized until the asset was sold to a third party. We adopted ASU 2016-16 effective for our fiscal year beginning January 1, 2018 and the adoption did not have nor is it expected to have a material impact on our financial condition, results of operations or cash flows.
In February 2018, the FASB issued ASU No, 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017. Consequently, the update eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the update only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The update also requires certain disclosures about stranded tax effects. The update is effective for our fiscal year beginning January 1, 2019. Early adoption of this update is permitted, including adoption in any interim period. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The company is currently evaluating the impact of adopting this new guidance.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by the FASB's ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118) to provide guidance for companies that may not have completed their

Xerox 2018 Form 10-Q

accounting for the income tax effects of the Tax Act. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 reflecting the impact associated with the provisions of the Tax Act based on currently available information. No further adjustment of that estimated provisional charge was made in the first quarter 2018, however we continue to evaluate impacts from the Tax Act and likely will do so through the expected filing of our 2017 U.S. Tax Return in the third quarter 2018. Any adjustments to these provisional amounts will be reported as a component of Income tax expense in the reporting period in which any such adjustments are determined.
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
Other Updates
In 2018, 2017 and 2016, the FASB also issued the following Accounting Standards Updates which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Investments - Debt Securities and Regulated Operations: ASU 2018-04, (Topics 320 and 980) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update).

•	Leases: ASU 2018-01, (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. This update is effective for our fiscal year beginning January 1, 2019.

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

Xerox 2018 Form 10-Q

Note 5 – Divestitures
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The loss from operations in the first quarter 2017 primarily reflected changes in estimates of separation-related costs.
Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended March 31,
	2018	2017
Loss from operations	$—	$8
Loss on disposal	—	—
Net loss before income taxes	—	(8)
Income tax benefit	—	2
Loss from discontinued operations, net of tax	$—	$(6)

Note 6 – Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,398	$1,293
Restricted cash
Tax and labor litigation deposits in Brazil	72	72
Other restricted cash	4	3
Total Restricted cash	76	75
Cash, cash equivalents and restricted cash	$1,474	$1,368
Restricted Cash
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with tax and labor litigation. As more fully discussed in Note 19 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash is expected to be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheet as follows:

	March 31, 2018	December 31, 2017
Other current assets	$2	$1
Other long-term assets	74	74
Total Restricted cash	$76	$75

Xerox 2018 Form 10-Q

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2018	December 31, 2017
Invoiced	$1,033	$1,048
Accrued	352	368
Allowance for doubtful accounts	(59)	(59)
Accounts receivable, net	$1,326	$1,357
Amounts to be invoiced in the subsequent quarter for current services provided are included in amounts accrued.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. During the fourth quarter 2017 we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. The remaining facility in Europe enables us to sell accounts receivable associated with our distributor network on an ongoing basis without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $114 and $161 remained uncollected as of March 31, 2018 and December 31, 2017, respectively.
Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2018	2017
Accounts receivable sales(1)	$103	$511
Deferred proceeds	—	52
Loss on sales of accounts receivable	1	3
Estimated decrease to operating cash flows(2)	(50)	(65)
__________________________

(1)
Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances we ensure the sale of the receivables are bankruptcy remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure as payments under these arrangements have not been material and these are customer directed arrangements.

(2)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency.

Xerox 2018 Form 10-Q

Note 8 - Finance Receivables, Net
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
 The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Finance receivables as of March 31, 2018 collectively evaluated for impairment (3)	$1,994	$373	$1,364	$62	$3,793

Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(2)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Finance receivables as of March 31, 2017 collectively evaluated for impairment(3)	$2,108	$382	$1,276	$51	$3,817
 __________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $108 and $111 at March 31, 2018 and 2017, respectively.
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

Xerox 2018 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2018				December 31, 2017
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$193	$334	$82	$609	$199	$345	$75	$619
Government and education	480	62	6	548	490	61	6	557
Graphic arts	86	93	133	312	84	97	141	322
Industrial	80	84	15	179	82	84	14	180
Healthcare	90	46	8	144	88	48	9	145
Other	66	95	41	202	68	98	40	206
Total United States	995	714	285	1,994	1,011	733	285	2,029
Finance and other services	52	39	26	117	54	42	27	123
Government and education	44	5	4	53	48	5	5	58
Graphic arts	30	33	27	90	34	35	27	96
Industrial	19	11	11	41	20	12	11	43
Other	34	23	15	72	36	25	16	77
Total Canada	179	111	83	373	192	119	86	397
France	244	213	23	480	234	226	22	482
U.K./Ireland	109	145	11	265	106	150	10	266
Central(1)	196	144	16	356	189	149	16	354
Southern(2)	46	153	14	213	52	144	13	209
Nordics(3)	29	20	1	50	29	21	1	51
Total Europe	624	675	65	1,364	610	690	62	1,362
Other	38	21	3	62	38	28	6	72
Total	$1,836	$1,521	$436	$3,793	$1,851	$1,570	$439	$3,860
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2018 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$14	$3	$1	$18	$591	$609	$11
Government and education	16	4	3	23	525	548	26
Graphic arts	12	1	—	13	299	312	5
Industrial	5	1	1	7	172	179	4
Healthcare	4	1	1	6	138	144	4
Other	6	1	1	8	194	202	3
Total United States	57	11	7	75	1,919	1,994	53
Canada	8	2	1	11	362	373	19
France	7	—	—	7	473	480	16
U.K./Ireland	1	1	—	2	263	265	—
Central(1)	1	1	1	3	353	356	6
Southern(2)	4	1	1	6	207	213	8
Nordics(3)	1	—	—	1	49	50	—
Total Europe	14	3	2	19	1,345	1,364	30
Other	3	—	—	3	59	62	—
Total	$82	$16	$10	$108	$3,685	$3,793	$102

	December 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$18	$3	$1	$22	$597	$619	$12
Government and education	18	3	3	24	533	557	21
Graphic arts	12	1	—	13	309	322	6
Industrial	6	1	1	8	172	180	4
Healthcare	5	1	1	7	138	145	5
Other	7	1	1	9	197	206	3
Total United States	66	10	7	83	1,946	2,029	51
Canada	8	2	1	11	386	397	17
France	6	—	—	6	476	482	22
U.K./Ireland	3	—	—	3	263	266	—
Central(1)	1	2	—	3	351	354	6
Southern(2)	4	1	1	6	203	209	6
Nordics(3)	—	—	—	—	51	51	—
Total Europe	14	3	1	18	1,344	1,362	34
Other	3	—	—	3	69	72	—
Total	$91	$15	$9	$115	$3,745	$3,860	$102
 _____________________________
(1)Switzerland, Germany, Austria, Belgium and Holland.
(2)Italy, Greece, Spain and Portugal.
(3)Sweden, Norway, Denmark and Finland.

Xerox 2018 Form 10-Q

Note 9 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2018	December 31, 2017
Finished goods	$857	$777
Work-in-process	49	49
Raw materials	95	89
Total Inventories	$1,001	$915
Note 10 – Investment in Affiliates, at Equity
Our Equity in net (loss) income of unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2018	2017
Fuji Xerox	$(70)	$37
Other	2	3
Total Equity in net (loss) income of unconsolidated affiliates	$(68)	$40
Fuji Xerox
Equity in net (loss) income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity (loss) income that is different from that implied by our 25% ownership interest. In addition, the Equity in net loss of Fuji Xerox for the three months ended March 31, 2018 includes $79 of after-tax restructuring and other charges.
In 2018, in connection with the completion of the audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016 and 2017, as well the review of Fuji Xerox’s unaudited interim financial statements as of and for the nine months ended December 31, 2017 and 2016 additional adjustments and misstatements were identified. These additional adjustments and misstatements were to the previously reported net income of Fuji Xerox for the period from 2010 through 2017 and are incremental to the items identified by the IIC discussed in Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements. These incremental adjustments primarily relate to Fuji Xerox’s Asia Pacific subsidiaries and involve improper revenue recognition, including revenue associated with leasing transactions, additional provisions for bad debt allowances and other asset impairments. In certain instances, some of the adjustments related to inappropriate accounting and reporting practices in the Fuji Xerox Asia Pacific subsidiaries where previous misstatements were identified.
Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of these additional adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 charge related to these adjustments and misstatements. We determined that the impact of the out-of-period misstatements was not material to Xerox’s consolidated financial statements for any individual prior quarter or year and the adjustment to correct the misstatements is not expected to be material to our full year 2018 results.

Xerox 2018 Form 10-Q

The summarized financial information below for Fuji Xerox has likewise been revised accordingly to reflect the impact of the revision discussed in Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements:

	Three Months Ended March 31,
	2018	2017
Summary of Operations:
Revenues	$2,465	$2,559
Costs and expenses	2,771	2,352
(Loss) Income before Income Taxes	(306)	207
Income tax (benefit) expense	(39)	44
Net (Loss) Income	(267)	163
Less: Net income attributable to noncontrolling interests	—	1
Net (Loss) Income – Fuji Xerox	$(267)	$162
Weighted Average Exchange Rate(1)	108.07	113.72
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.
Note 11 – Restructuring Programs
During the three months ended March 31, 2018, we recorded net restructuring and asset impairment charges of $28, which included $24 of severance costs related to headcount reductions of approximately 400 employees worldwide and $12 of lease cancellation costs. These costs were partially offset by $8 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives. Costs related to professional support services associated with the implementation of the Strategic Transformation program were minimal.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2017	$108	$1	$—	$109
Provision	24	12	—	36
Reversals	(8)	—	—	(8)
Net current period charges(1)	16	12	—	28
Charges against reserve and currency	(41)	(11)	—	(52)
Balance at March 31, 2018	$83	$2	$—	$85
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
Charges against reserve and currency	$(52)	$(57)
Effects of foreign currency and other non-cash items	(2)	(1)
Restructuring cash payments	$(54)	$(58)

Xerox 2018 Form 10-Q

Note 12 – Debt
Bridge Facility
Refer to Note 20 - Fuji Xerox Transaction and Recent Developments for additional information regarding the bridge loan facility entered into in connection with the Fuji Xerox Transaction.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2018	2017
Interest expense(1)	$65	$69
Interest income(2)	74	78
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of March 31, 2018, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net liability fair value of $4 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the three months ended March 31, 2018.
The following is a summary of our fair value hedges at March 31, 2018:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(4)	2.85%	4.5%	Libor	2021
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
At March 31, 2018 and December 31, 2017, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,557 and $1,788 respectively, with terms of less than 12 months. Approximately 70% of the contracts at March 31, 2018 mature within three months, 20% mature in three to six months and 10% in six to twelve months. The associated currency exposures being hedged at March 31, 2018 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $4 and $(14) as of March 31, 2018 and December 31, 2017, respectively.

Xerox 2018 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$5	$1
	Other current liabilities	(4)	(15)
Foreign currency options	Other current assets	3	—
Interest rate swaps	Other long-term assets	—	1
	Other long-term liabilities	(4)	—
	Net designated derivative liability	$—	$(13)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$1
	Other current liabilities	(2)	(10)
	Net undesignated derivative asset (liability)	$2	$(9)

Summary of Derivatives	Total Derivative Assets	$12	$3
	Total Derivative Liabilities	(10)	(25)
	Net Derivative asset (liability)	$2	$(22)
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2018	2017
Fair Value Hedges - Interest Rate Contracts
Derivative loss recognized in interest expense	$(5)	$(1)
Hedged item gain recognized in interest expense	5	1

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain recognized in OCI (effective portion)	$12	$9
Derivative Loss reclassified from AOCL to income - Cost of sales (effective portion)	(12)	(4)
During the three months ended March 31, 2018 and 2017 no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of March 31, 2018, a net after-tax gain of $5 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Xerox 2018 Form 10-Q

The following table provides a summary of gains on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain	2018	2017
Foreign exchange contracts – forwards	Other expense – Currency gain, net	$—	$4
For the three months ended March 31, 2018 and 2017, currency gains (losses), net were $2 and $(3), respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2018	December 31, 2017
Assets:
Foreign exchange contracts - forwards	$9	$2
Foreign currency options	3	—
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	18	18
Total	$30	$21
Liabilities:
Foreign exchange contracts - forwards	$6	$25
Interest rate swaps	4	—
Deferred compensation plan liabilities	18	19
Total	$28	$44
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,398	$1,398	$1,293	$1,293
Accounts receivable, net	1,326	1,326	1,357	1,357
Short-term debt	678	679	282	283
Long-term debt	4,811	4,880	5,235	5,373
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

Xerox 2018 Form 10-Q

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$6	$7	$1	$1
Interest cost	33	34	39	39	6	7
Expected return on plan assets	(34)	(31)	(63)	(53)	—	—
Recognized net actuarial loss	6	5	15	19	—	—
Amortization of prior service credit	—	—	(1)	(1)	(1)	(1)
Recognized settlement loss	25	42	—	—	—	—
Defined benefit plans	31	51	(4)	11	6	7
Defined contribution plans	6	6	7	7	n/a	n/a
Net Periodic Benefit Cost	37	57	3	18	6	7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss(1)	(58)	8	—	—	—	—
Amortization of net actuarial loss	(31)	(47)	(15)	(19)	—	—
Amortization of prior service credit	—	—	1	1	1	1
Total Recognized in Other Comprehensive Income(2)	(89)	(39)	(14)	(18)	1	1
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(52)	$18	$(11)	$—	$7	$8
__________

(1)	The net actuarial (gain) loss for U.S. Plans primarily reflects the re-measurement of our primary U.S. pension plans as a result of the payment of periodic settlements.

(2)	Amounts represent the pre-tax effect included within Other comprehensive Income. Refer to Note 17 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	Estimated 2018	2017
U.S. plans	$8	$6	$76	$675
Non-U.S. plans	30	17	116	161
Total Pension	$38	$23	$192	$836

Retiree Health	$15	$14	$62	$64
There are no contributions required in 2018 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements, however, our estimated 2018 contributions include $50 of voluntary contributions to these plans.

Xerox 2018 Form 10-Q

Note 16 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principle(1)	—	—	117	—	117	—	117
Comprehensive income, net	—	—	23	211	234	3	237
Cash dividends declared - common(2)	—	—	(65)	—	(65)	—	(65)
Cash dividends declared - preferred(3)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at March 31, 2018	$255	$3,908	$4,927	$(3,537)	$5,553	$29	$5,582

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	40	166	206	3	209
Cash dividends declared - common(2)	—	—	(64)	—	(64)	—	(64)
Cash dividends declared - preferred(3)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	6	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	$254	$3,864	$4,906	$(4,171)	$4,853	$40	$4,893
_____________________________
(1)Refer to Note 3 - Adoption of New Revenue Recognition Standard for additional information.
(2)Cash dividends declared on common stock of $0.25 per share in the first quarter of 2018 and 2017.
(3)Cash dividends declared on preferred stock of $20.00 per share in the first quarter of 2018 and 2017.
(4)Refer to Note 17 - Other Comprehensive Income for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2018.

Xerox 2018 Form 10-Q

Note 17 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2018		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains	$184	$176	$134	$133
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains	12	8	9	6
Changes in cash flow hedges reclassed to earnings(1)	12	10	4	2
Other losses	(1)	(1)	—	—
Net unrealized gains	23	17	13	8

Defined Benefit Plans Gains (Losses):
Net actuarial/prior service gains (losses)	58	43	(8)	(5)
Prior service amortization(2)	(2)	(1)	(2)	(1)
Actuarial loss amortization/settlement(2)	46	35	66	44
Fuji Xerox changes in defined benefit plans, net(3)	(21)	(21)	13	13
Other losses(4)	(38)	(38)	(25)	(25)
Changes in defined benefit plans gains	43	18	44	26

Other Comprehensive Income	250	211	191	167
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	1
Other Comprehensive Income Attributable to Xerox	$250	$211	$190	$166
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2018	December 31, 2017
Cumulative translation adjustments	$(1,605)	$(1,781)
Other unrealized gains (losses), net	5	(12)
Benefit plans net actuarial losses and prior service credits(1)	(1,937)	(1,955)
Total Accumulated other comprehensive loss attributable to Xerox	$(3,537)	$(3,748)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2018 Form 10-Q

Note 18 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2018	2017
Basic Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$23	$46
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income from continuing operations available to common shareholders	19	42
Net loss from discontinued operations attributable to Xerox	—	(6)
Adjusted Net income available to common shareholders	$19	$36

Weighted average common shares outstanding	254,660	254,038
Basic Earnings (Loss) per Share:
Continuing operations	$0.08	$0.17
Discontinued operations	—	(0.03)
Basic Earnings per Share	$0.08	$0.14

Diluted Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$23	$46
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income from continuing operations available to common shareholders	19	42
Net loss from discontinued operations attributable to Xerox	—	(6)
Adjusted Net income available to common shareholders	$19	$36

Weighted average common shares outstanding	254,660	254,038
Common shares issuable with respect to:
Restricted stock and performance shares	2,810	2,104
Adjusted Weighted average common shares outstanding	257,470	256,142
Diluted Earnings (Loss) per Share:
Continuing operations	$0.08	$0.16
Discontinued operations	—	(0.02)
Diluted Earnings per Share	$0.08	$0.14

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	—	—
Restricted stock and performance shares	2,977	3,937
Convertible preferred stock	6,742	6,742
Total Anti-Dilutive Securities	9,719	10,679

Dividends per Common Share	$0.25	$0.25

Xerox 2018 Form 10-Q

Note 19 – Contingencies and Litigation
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2018, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $585, with the decrease from our December 31, 2017 balance of approximately $600, primarily related to closed cases, partially offset by interest. With respect to the unreserved balance of $585, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2018, we had $72 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of approximately $131 and $107, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of March 31, 2018. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending LItigation Relating to the Fuji Transaction: In February 2018, five complaints, including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County ("Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (“Fuji Transaction”) (refer to Note 20 - Fuji Xerox Transaction and Recent Developments). All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox's directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The lawsuits seek injunctive relief preventing the proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.
Another complaint filed by Darwin Deason, a Xerox shareholder, against Xerox and its directors in the same Court on March 2, 2018 alleges that defendants breached their fiduciary duties by refusing Mr. Deason’s request for a waiver of the deadline for nomination of a new slate of Xerox directors, and seeks to enjoin Xerox and its directors from

Xerox 2018 Form 10-Q

enforcing Xerox’s advance notice by-laws, thereby allowing Mr. Deason to proceed with the nominations, as well as costs, fees, and other relief.
On April 27, 2018, the Court issued decisions and orders granting plaintiffs’ preliminary injunction motions, which (i) enjoin Xerox from “taking any further action to consummate the change of control transaction between Xerox and Fuji that was announced on January 31, 2018 pending a final determination of the claims asserted in the underlying action;” (ii) enjoin Xerox from enforcing its advance notice bylaw provision requiring shareholders to nominate directors for election at the 2018 annual shareholder meeting by December 11, 2017; and (iii) require Xerox to waive such advance notice bylaw provision to permit the noticing of a slate of director nominees for election at the 2018 annual shareholder meeting, and denying defendants’ motions to dismiss.
On May 1, 2018, Xerox entered into a Director Appointment, Nomination and Settlement Agreement (the “Settlement Agreement”) with Carl Icahn and Darwin Deason, among others, that would have resolved the pending proxy contest in connection with Xerox’s 2018 Annual Meeting of Shareholders, as well as the ongoing litigation brought by Mr. Deason against Xerox and its directors related to the proposed Fuji Transaction. The agreement expired by its terms on May 3, 2018 without becoming effective.
On May 7, 2018, defendants filed with the Supreme Court of the State of New York, Appellate Division, First Judicial Department, notices of appeal of, and motions to stay pending appeal, the lower Court’s decision and order. Defendants also moved the appellate court for interim relief ordering that the appeal be heard on an expedited basis. At a hearing before the appellate court on May 7, 2018, the appellate court ruled that the appeals would be heard on an expedited basis and granted a partial interim stay allowing Xerox and Fujifilm to take steps to seek regulatory approvals related to the Fuji Transaction pending a ruling from the appellate court on defendants’ motions to stay pending appeal.
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

Xerox 2018 Form 10-Q

On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motions were fully briefed on October 13, 2017. On March 20, 2018, the Court entered an opinion and order granting the motions, and on March 23, 2018, the Court entered a judgment of dismissal and closed the case. On April 20, 2018, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Other Contingencies
We have issued or provided approximately $366 of guarantees as of March 31, 2018 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Note 20 – Fuji Xerox Transaction and Recent Developments
Pending Litigation Relating to the Fuji Transaction
Refer to Note 19 - Contingencies and Litigation for discussion of the Pending Litigation Relating to the Fuji Transaction.
Fuji Xerox Transaction Overview
On January 31, 2018, Xerox entered into (i) a Redemption Agreement with FUJIFILM Holdings Corporation, a Japanese company (“Fujifilm”), and Fuji Xerox Co., Ltd., a Japanese company, in which Xerox indirectly holds a 25% equity interest while Fujifilm holds the remaining 75% equity interest (“Fuji Xerox”), and (ii) a Subscription Agreement with Fujifilm (collectively, the “Transaction Agreements”). The Transaction Agreements provide that, on the terms and subject to the conditions set forth in the Transaction Agreements, among other things:

•
Redemption and Issuance - Fuji Xerox will redeem most of the shares of Fuji Xerox owned by Fujifilm in exchange for cash. Immediately following the Redemption, Fujifilm will contribute to Xerox the cash it received in the Redemption and all shares of Fuji Xerox still held by Fujifilm after giving effect to the Redemption and, in exchange therefore, Xerox will issue to Fujifilm a number of shares of Xerox common stock such that Fujifilm will own 50.1% of the Xerox common stock, on a fully diluted basis, at the closing of the transactions (the “Closing”), a portion of which will be held in escrow in accordance with the terms of the Transaction Agreements. As a result of the transactions contemplated by the Transaction Agreements (referred to herein as the "combination"), Fuji Xerox will become a wholly owned subsidiary of Xerox and Xerox will become a direct, majority owned subsidiary of Fujifilm (with the remainder of Xerox continuing to be owned by Xerox’s existing shareholders). The escrowed shares will be released from escrow upon, among other things, (i) the conversion of any shares of Xerox Series B Convertible

Xerox 2018 Form 10-Q

Perpetual Preferred Stock into Xerox common stock or (ii) the issuance of any Xerox common stock in respect of any performance shares, options that were not in-the-money options or restricted stock units that remain unvested as of two business days prior to the Closing. If the events that could give rise to a release of the escrow shares to Fujifilm can no longer reasonably be expected to occur, then the escrow shares will be transferred back to the combined company (“new Fuji Xerox”) and thereafter cancelled. Prior to their release, Fujifilm, as the holder of the escrow shares, will be required to vote such shares in the same proportion as all of the outstanding shares of Xerox common stock that are not escrowed shares are voted (for or against, not voted, or abstained as the case may be) and to return to new Fuji Xerox any distributions of dividends received in respect thereof.

•
Special Dividend - In connection with the combination, subject to applicable law, Xerox will declare a special one-time cash dividend of $2.5 billion, in the aggregate, to the holders of record of Xerox common stock on the record date for the special dividend. The amount of the special dividend is currently estimated to be approximately $9.80 per share of Xerox common stock (based on the shares of Xerox common stock outstanding as of March 31, 2018). The special dividend will be paid immediately prior to the Closing and funded by a new borrowing. Fujifilm will not be a shareholder of Xerox as of the record date for the special dividend and therefore will not receive any payment in respect thereof.

As previously announced, the Company and Fujifilm have been in discussions about improving the terms of their announced transaction.  In connection with such discussions, the Company has had correspondence with Fujifilm as to whether Xerox has the right to terminate the Subscription Agreement.
Fuji Xerox has been determined to be the accounting acquirer and Xerox to be the accounting acquiree under the acquisition method of accounting based on various considerations. As noted above, immediately following the Closing, Fujifilm, the former parent of Fuji Xerox, is expected to own approximately 50.1% of the fully diluted capital stock of new Fuji Xerox and the other Xerox shareholders are expected to own approximately 49.9%. Further, pursuant to the Shareholders Agreement, to be entered into by Xerox and Fujifilm at Closing (the “Shareholders Agreement”), the board of directors of new Fuji Xerox will have twelve directors, which will initially be composed of seven individuals designated by Fujifilm (including the current CEO of Xerox) and five individuals from among the members of the board of directors of Xerox immediately prior to Closing designated by Xerox in consultation with and subject to reasonable approval by Fujifilm. Accordingly, the combination is expected to be accounted for as a reverse acquisition as per ASC Topic 805-40 "Business Combinations - Reverse Acquisitions".
Under certain circumstances, including the following, Xerox must pay to Fujifilm a $183 termination fee (the “Termination Fee”): in the event that the Subscription Agreement is terminated (i) by either party because the applicable shareholder approvals are not obtained if an alternative acquisition proposal is publicly announced prior to the Xerox shareholder meeting duly called for the purpose of obtaining the applicable shareholder approvals and Xerox enters into a definitive agreement with respect to, or otherwise consummates, an alternative acquisition proposal within 12 months after the termination of the Subscription Agreement; (ii) by Fujifilm (A) in connection with a material and intentional breach by Xerox of its non-solicitation obligations resulting in a third party making an alternate acquisition proposal that is reasonably likely to materially interfere with the Fujifilm Transactions or (B) following a change in the recommendation by the Board of Directors of Xerox; or (iii) by Xerox in order to enter into a definitive agreement with a third party with respect to a superior proposal, in each case as set forth in, and subject to the conditions of, the Fujifilm Transaction Agreements.
The completion of the Fujifilm Transactions will require Xerox shareholder approval as well as customary regulatory approvals, filings with the U.S. Securities and Exchange Commission, tax considerations, and securing any necessary financing. Until the combination is complete, each of Xerox, Fuji Xerox and Fujifilm will continue to be separate, independent organizations and will operate as usual.
Bridge Facility
On January 31, 2018, Xerox entered into a Commitment Letter with Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., which provides a commitment, subject to the satisfaction of customary conditions, for a $2.5 billion unsecured bridge loan facility. This facility would be available for Xerox to pay the special one-time cash dividend of $2.5 billion to existing shareholders of Xerox as described herein. Xerox has not borrowed funds nor does it currently plan to borrow funds from this facility, rather, prior to closing, Xerox intends to secure alternative financing to meet its obligation to pay the special dividend. At March 31, 2018, we had approximately $11 of debt issuance costs deferred in connection with this facility, which are currently being amortized over the remainder of the year, and another $6 was paid in the second quarter 2018, which will also be deferred and amortized. Xerox may also secure financing to fund approximately $350 required to settle certain of Xerox's obligations in respect of unfunded supplemental pension plans and deferred compensation plans which will accelerate in connection with the combination (such accelerated payments, the "change-in-control payments").

Xerox 2018 Form 10-Q

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

Overview
Fuji Xerox Transaction and Recent Developments
Refer to Note 19 - Contingencies and Litigation and Note 20 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements for additional information related to this transaction and related matters.
Fuji Xerox Adjustments
As previously disclosed, in April 2017 Fujifilm publicly announced it had formed an independent investigation committee ("IIC") to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. The IIC’s review, completed during the second quarter 2017, identified total aggregate adjustments to Fuji Xerox's financial statements of approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox's New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the total aggregate adjustments identified as part of the investigation was approximately $90 million and affected our fiscal years 2009 through 2017. In the second quarter 2017, we determined that the misstatements to our Equity in net income of unconsolidated affiliates in prior years and the first quarter of 2017 identified through the IIC's review were immaterial to our previously issued financial statements. However, we concluded that the cumulative correction of these misstatements would have had a material effect on our full year 2017 consolidated financial statements. Accordingly, we revised our previously issued annual consolidated financial statements for 2015 and 2016. As a result of the IIC’s findings and recommendations, Fuji Xerox began the process of implementing improved management controls, an entity level monitoring system for financial statements of subsidiaries, and oversight and governance policies, practices and procedures.
In 2018, in connection with the completion of the audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016 and 2017, as well as the review of Fuji Xerox’s unaudited interim financial statements as of and for the nine months ended December 31, 2017 and 2016, additional adjustments and misstatements were identified. These additional adjustments and misstatements were to the previously reported net income of Fuji Xerox for the period from 2010 through 2017 and are incremental to the items identified by the IIC noted above. These incremental adjustments primarily relate to Fuji Xerox’s Asia Pacific subsidiaries and involve improper revenue recognition, including revenue associated with leasing transactions, additional provisions for bad debt allowances and other asset impairments. In certain instances, some of the adjustments related to inappropriate accounting and reporting practices in the Fuji Xerox Asia Pacific subsidiaries and are further evidence of inadequate management oversight and an insufficient entity level monitoring system for financial statements of subsidiaries beyond what was previously identified by the IIC. Fuji Xerox is committed to implementing additional measures to remediate these newly identified issues.

Xerox 2018 Form 10-Q

Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 million based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of these additional adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 million charge related to these adjustments and misstatements. We determined that the impact of the out-of-period misstatements was not material to Xerox’s consolidated financial statements for any individual prior quarter or year and the adjustment to correct the misstatements is not expected to be material to our full year 2018 results.
Refer to Note 10 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information.
First Quarter 2018 Review
Total revenue of $2.44 billion for first quarter 2018 declined 0.8% from first quarter 2017 including a 3.8-percentage point favorable impact from currency. Post-sale revenue, which primarily reflects contracted services, equipment maintenance, supplies and financing, were $1.94 billion and represented 80% of total revenues. Post-sale revenue, declined 0.3% including a 3.8-percentage point favorable impact from currency. The decline in post-sale revenue primarily reflected continuing lower page volume trends and a lower population of devices as well as the higher mix of installs of lower usage devices. These declines were partially offset by higher revenues from our Managed Document Services and Global Imaging business. Equipment revenues of $499 million declined by 2.7%, including a 3.7-percentage point favorable impact from currency. Excluding the impact from currency, equipment revenues declined across all product areas and reflected price declines of approximately 5% as well as the follow-on impact of higher entry and mid-range sales in fourth quarter 2017 related to the expansion of our U.S. indirect channels. The decline in equipment sales also reflected the overall market decline trends, unfavorable mix and lower revenues from our OEM business.
Net income from continuing operations attributable to Xerox for the three months ended March 31, 2018 was $23 million and included after-tax costs of $155 million related to the amortization of intangible assets, restructuring and related costs, transaction and related costs, non-service retirement-related costs and other discrete adjustments, resulting in adjusted1 net income from continuing operations attributable to Xerox of $178 million. Net income from continuing operations attributable to Xerox for the three months ended March 31, 2017 was $46 million and included after-tax costs of $130 million related to the amortization of intangible assets, restructuring and related costs, non-service retirement-related costs and other discrete adjustments, resulting in adjusted1 net income from continuing operations attributable to Xerox of $176 million. The decrease in net income from continuing operations attributable to Xerox for the three months ended March 31, 2018 as compared to the prior year period was primarily due to lower equity income from our unconsolidated affiliates, which included our share of a significant restructuring charge recorded by Fuji Xerox, transaction and related costs and higher income taxes. These impacts were partially offset by lower restructuring and related costs and non-service retirement-related costs. The increase in adjusted1 net income from continuing operations attributable to Xerox for the three months ended March 31, 2018 as compared to the prior year period was primarily related to increased operating profits reflecting the continued benefits of cost savings and productivity improvements, which offset the decline in revenues, as well as lower interest expense and a gain on the sale of non-core assets. These impacts were partially offset by lower equity income from unconsolidated affiliates and higher income taxes.
Operating cash flow from continuing operations for the three months ended March 31, 2018 was $216 million, as compared to $132 million for the prior year period. The increase is primarily due to improved operating profits, working capital2 and the prior year reclassification of $54 million of collections of deferred proceeds and beneficial interests from the sale of receivables to investing cash flows as a result of an accounting change (Refer to Note 4 - Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements for additional information).
Cash used in investing activities for the three months ended March 31, 2018 was $2 million and included capital expenditures (including internal use software) of $18 million which were partially offset by proceeds of $16 million from the sale of non-core business assets. Cash used in financing activities of $117 million for the three months ended March 31, 2018 primarily reflects payments of $25 million related to the termination of a capital lease obligation and $13 million of bridge facility costs, as well as dividend payments of $67 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital reflects Accounts receivable, net, Inventories and Accounts payable and Accrued compensation.

Xerox 2018 Form 10-Q

Financial Review
Revenues

	Three Months Ended March 31,
(in millions)	2018	2017	% Change	CC % Change	% of Total Revenue 2018	% of Total Revenue 2017
Equipment sales	$499	$513	(2.7)%	(6.4)%	20%	21%
Post sale revenue	1,936	1,941	(0.3)%	(4.1)%	80%	79%
Total Revenue	$2,435	$2,454	(0.8)%	(4.6)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$933	$936	(0.3)%	(3.4)%
Less: Supplies, paper and other sales	(434)	(434)	—%	(2.4)%
Add: Equipment-related training(1)	—	11	NM	NM
Equipment sales	$499	$513	(2.7)%	(6.4)%

Services, maintenance and rentals	$1,431	$1,442	(0.8)%	(5.1)%
Add: Supplies, paper and other sales	434	434	—%	(2.4)%
Add: Financing	71	76	(6.6)%	(10.6)%
Less: Equipment-related training(1)	—	(11)	NM	NM
Post sale revenue	$1,936	$1,941	(0.3)%	(4.1)%

North America	$1,438	$1,473	(2.4)%	(2.8)%	59%	60%
International	891	852	4.6%	(5.5)%	37%	35%
Other	106	129	(17.8)%	(17.8)%	4%	5%
Total Revenue(2)	$2,435	$2,454	(0.8)%	(4.6)%	100%	100%

Memo:
Managed Document Services(3)	$862	$820	5.1%	0.6%	35%	33%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment sales. In prior periods, this revenue was reported within Services, maintenance and rentals.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding equipment revenue, Managed Document Services (MDS) was $753 million in first quarter 2018 and $714 million in first quarter 2017, representing an increase of 5.5% including a 4.4-percentage point favorable impact from currency.

First quarter 2018 total revenue decreased 0.8% as compared to first quarter 2017, with a 3.8-percentage point favorable impact from currency. First quarter 2018 total revenue reflected the following:
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated with the population of devices in the field, which is affected by installs and removals, as well as the page volumes generated by the usage of such devices and the revenue per printed page. Post sale revenue decreased 0.3% as compared to first quarter 2017, with a 3.8-percentage point favorable impact from currency.

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS). These revenues decreased 0.8%, with a 4.3-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes and a lower population of devices, which are partially associated with lower signings and installs in prior periods, as well as the impact of a higher mix of installs of lower usage products. These impacts are partially offset by higher revenues from MDS driven by our SMB-focused channels, along with revenues from acquisitions within our Global Imaging business and higher revenues from developing markets.

•
Supplies, paper and other sales includes unbundled supplies and other sales. These revenues were flat compared to the first quarter of 2017, with a 2.4-percentage point favorable impact from currency. The decline at constant currency[1] was driven by continued declines in equipment manufacturer (OEM) supplies as well as lower supplies demand consistent with a lower population of devices in the field, partially offset by higher supplies sales within our Global Imaging business.

Xerox 2018 Form 10-Q

•
Financing revenue is generated from financed equipment sale transactions. The 6.6% decline in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods and included a 4.0-percentage point favorable impact from currency.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2018	2017	% Change	CC % Change	2018	2017
Entry(1)	$53	$56	(5.4)%	(10.9)%	11%	11%
Mid-range	334	332	0.6%	(2.5)%	67%	65%
High-end	92	97	(5.2)%	(9.4)%	18%	19%
Other(1)	20	28	(28.6)%	(28.6)%	4%	5%
Equipment sales(2)	$499	$513	(2.7)%	(6.4)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)
In 2018 revenues from our OEM business are included in Other, which had historically been reported within Entry. This reclassification was made to provide better transparency to our business results. Prior year amounts have been adjusted to conform to this change.

(2)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment Sales (previously included in Post Sale Revenue). Prior year amounts have been adjusted to conform to this change.

Equipment sales revenue decreased 2.7% as compared to first quarter 2017, with a 3.7-percentage point favorable impact from currency and was impacted by price declines of approximately 5% (which were in-line with our historic declines). This decrease also reflected the follow-on impact of higher entry and mid-range sales in fourth quarter 2017 related to the expansion of our U.S. indirect channels. The decline at constant currency1 in entry sales reflected in part higher sales in the prior year related to the indirect channels transition to the new products as well as lower revenues within our indirect channel in the current year, and a higher mix of low-end personal devices mainly in our developing markets. Mid-range declined modestly at constant currency1 reflecting higher installs of new products offset by ongoing declines consistent with overall market trends. The decrease at constant currency1 in high-end sales primarily reflected lower revenues from iGen and continuous feed systems due in part to timing of installs in the prior year, as well as lower revenues from black-and-white systems consistent with market decline trends; these declines were partially mitigated by higher activity from the Versant entry production color systems that were launched in the second quarter of 2017.
Total Installs
Revenue associated with equipment installations, discussed below, may be reflected up-front in Equipment sales or over time either through rental income or as part of our Managed Document Services revenues (which are both reported within our post-sale revenues), depending on the terms and conditions of our agreements with customers.
Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging Systems. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Entry(1)

•	4% increase in color multifunction devices, reflecting demand for recently launched products.

•	18% increase in black-and-white multifunction devices, driven largely by higher activity for low-end devices in developing markets.
Mid-Range(2)

•	16% increase in mid-range color installs, reflecting higher demand for recently launched products.

•	11% increase in mid-range black-and-white, as demand for recently launched products more than offset market trends.
High-End(2)

•	6% increase in high-end color systems, as growth from Versant products offset lower installs of higher-end color systems.

•	9% decrease in high-end black-and-white systems reflecting market trends.

Xerox 2018 Form 10-Q

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our reported signings mostly represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging Systems channel. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts; our signings expressed in TCV were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	% Change	CC % Change
Signings	$509	$512	(0.6)%	(2.0)%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
First quarter 2018 signings decreased 0.6% from first quarter 2017, with a 1.4-percentage point favorable impact from currency, reflecting lower contribution from new business. On a trailing twelve month (TTM) basis, signings increased 1.1% from the comparable prior year period, with a 0.5-percentage point unfavorable impact from currency.
New business TCV decreased 5.2% from first quarter 2017, with a 1.4-percentage point favorable impact from currency, and decreased 12.2% at constant currency1 on a TTM basis, led by lower signings in Europe.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Contract renewal rate for the first quarter 2018 was 85%, compared to our full year 2017 renewal rate of 84%.
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
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

____________________________

(1)	Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices increased 7%, while Entry black-and-white multifunction devices increased 16%.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices increased 16%, and High-end color systems increased 5%.

Xerox 2018 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2018	2017	B/(W)
Gross Profit	$970	$975	$(5)
RD&E	100	111	11
SAG	628	634	6

Equipment Gross Margin	32.3%	30.7%	1.6	pts.
Post sale Gross Margin	41.8%	42.1%	(0.3)	pts.
Total Gross Margin	39.8%	39.7%	0.1	pts.
RD&E as a % of Revenue	4.1%	4.5%	0.4	pts.
SAG as a % of Revenue	25.8%	25.8%	—	pts.

Pre-tax Income (Loss)	$134	$(16)	$150
Pre-tax Income (Loss) Margin	5.5%	(0.7)%	6.2	pts.

Adjusted(1) Operating Profit	$253	$270	$(17)
Adjusted (1) Operating Margin	10.4%	11.0%	(0.6)	pts.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income (Loss) Margin
First quarter 2018 pre-tax income margin of 5.5% increased 6.2-percentage points as compared to first quarter 2017. The increase was primarily driven by lower restructuring and related costs that reflected the phasing of our strategic transformation initiatives, as well as lower Other expense, net partially offset by Transaction related costs.
Adjusted1 Operating Margin
First quarter 2018 adjusted1 operating margin of 10.4% decreased 0.6-percentage points as compared to first quarter 2017, reflecting a 1.2-percentage point impact from lower Equity in income (associated with our share of Fuji Xerox net income), partially offset by improvement in other areas of our business as a result of cost savings, including savings from strategic transformation which more than offset the impact of revenue decline and investments in the business. Adjusted1 operating margin includes favorable transaction currency of 0.7-percentage points.
______________
(1)Refer to the Operating Income/Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2018 gross margin of 39.8% increased by 0.1-percentage points compared to first quarter 2017. This performance reflected cost productivity savings, along with favorable transaction currency of 0.7-percentage points partially offset by the impact of lower revenues.
First quarter 2018 equipment gross margin of 32.3% increased 1.6-percentage points as compared to first quarter 2017, reflecting benefits from transaction currency and cost productivity savings.
First quarter 2018 post sale gross margin of 41.8% decreased 0.3-percentage points as compared to first quarter 2017 reflecting in part, the impact of lower revenues, partially offset by net productivity savings as well as favorable transaction currency.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2018	2017	Change
R&D	$81	$88	$(7)
Sustaining engineering	19	23	(4)
Total RD&E Expenses	$100	$111	$(11)

Xerox 2018 Form 10-Q

First quarter 2018 RD&E as a percentage of revenue of 4.1% was 0.4-percentage points lower compared to first quarter 2017.
RD&E of $100 million decreased by $11 million compared to first quarter 2017 and reflected cost savings, including restructuring savings and lower expenses from the sales of businesses and associated transfers of resources to third parties during the prior year. We strategically coordinate our R&D investments with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 25.8% was flat compared to first quarter 2017.
SAG of $628 million was $6 million lower than first quarter 2017, including an approximate $19 million unfavorable impact from currency as well as $9 million of accelerated depreciation related to the early termination of a capital lease associated with a surplus facility. These adverse impacts were more than offset by cost savings, including restructuring savings, partially offset by higher compensation and benefit expense as well as expenses from Global Imaging acquisitions. Bad debt expense of $13 million was flat compared to first quarter 2017 and remained at less than one percent of receivables.
Restructuring and Related Costs
First quarter 2018 restructuring and related costs of $28 million included $24 million of severance costs related to headcount reductions of approximately 400 employees worldwide and $12 million of lease cancellation charges reflecting continued optimization of our operating locations. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives. First quarter 2018 actions impacted several functional areas, with approximately 55% focused on gross margin improvements and approximately 45% on SAG reductions. Costs related to professional support services associated with the implementation of the Strategic Transformation program were minimal.
First quarter 2017 restructuring and related costs of $118 million included net restructuring and asset impairment charges of $108 million as well as $10 million of additional costs primarily related to professional support services associated with the implementation of the Strategic Transformation program.
First quarter 2017 net restructuring and asset impairment charges of $108 million included $108 million of severance costs related to headcount reductions of approximately 1,000 employees worldwide and $2 million of lease cancellation charges. The first quarter 2017 actions impacted several functional areas, with approximately 30% of the actions focused on gross margin improvements, approximately 60% on SAG reductions and approximately 10% on RD&E optimization. These costs were partially offset by $2 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of March 31, 2018 for all programs was $85 million, of which $82 million is expected to be spent over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs
During first quarter 2018, we recorded costs of $36 million related to Xerox's planned combination transaction with Fuji Xerox, which is currently halted as a result of a court injunction. These costs were primarily for third-party investment banking, accounting, legal, consulting and other similar types of services as well as certain employee-related costs associated with the planned combination. These costs will also include additional expenses expected to be incurred in the second quarter 2018 for third-party legal and other related costs associated with the ongoing litigation with certain shareholders as well as other related matters.
Amortization of Intangible Assets
First quarter 2018 amortization of intangible assets of $12 million was $2 million lower than first quarter 2017.
Worldwide Employment
Worldwide employment was approximately 35,000 as of March 31, 2018 and decreased by approximately 300 from December 31, 2017. The reduction is primarily due to the impact of restructuring and productivity-related reductions.

Xerox 2018 Form 10-Q

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2018	2017
Non-financing interest expense	$31	$36
Non-service retirement-related costs	25	60
Interest income	(3)	(2)
Gains on sales of businesses and assets	(16)	—
Currency (gains) losses, net	(2)	3
Loss on sales of accounts receivable	1	3
Loss on early extinguishment of debt	—	13
Bridge facility costs	2	—
All other expenses, net	(6)	1
Other expenses, net	$32	$114
Non-Financing Interest Expense
First quarter 2018 non-financing interest expense of $31 million was $5 million lower than first quarter 2017. When combined with financing interest expense (Cost of financing), total interest expense declined by $4 million from first quarter 2017 due to a lower debt balance reflecting debt repayments of approximately $1.3 billion in the first quarter 2017 partially offset by $1.0 billion of new debt issued in the third quarter 2017 to fund, among other things, a $500 million voluntary contribution to our U.S. defined benefit pension plans; the decline also reflected lower average interest rates.
Non-Service Retirement-Related Costs
First quarter 2018 non-service retirement-related costs were $35 million lower than first quarter 2017, primarily driven by lower losses from pension settlements and the favorable impact of higher pension contributions and asset returns in the prior year.
Gains on Sales of Businesses and Assets
First quarter 2018 gains on sales of businesses and assets of $16 million reflected the sale of non-core business assets.
Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Income Taxes
First quarter 2018 effective tax rate was 29.9%. On an adjusted1 basis, first quarter 2018 effective tax rate was 28.3%. These rates were higher than the U.S. statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act, as discussed below, as well as the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets, transaction and related costs, non-service retirement-related costs and other discrete items.
First quarter 2017 tax benefit was at an effective tax rate of 150.0%, which was higher than the U.S. statutory tax rate of 35% primarily due to the favorable re-measurement of certain unrecognized tax positions. On an adjusted1 basis, first quarter 2017 tax expense was at an effective tax rate of 27.0% which was lower than the U.S. statutory tax rate primarily due to foreign tax credits and the geographic mix of profits. The adjusted1 effective tax rate excludes the majority of the benefit from the re-measurement of certain unrecognized tax positions as well as the tax benefits associated with the following charges: restructuring and related costs, amortization of intangible assets, non-service retirement-related costs and other discrete items.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2018 Form 10-Q

Tax Cuts and Jobs Act (the “Tax Act”)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
During the fourth quarter 2017, we recorded an estimated non-cash charge of $400 million reflecting the impact associated with the provisions of the Tax Act based on currently available information. Our estimated charge incorporates assumptions made based on our current interpretation of the Tax Act as well as currently available information and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact this estimated charge. The $400 million estimated provisional charge continues to be our best estimate of the impacts from the Tax Act and no further adjustment of that charge was made in the first quarter 2018. However, we continue to evaluate the impacts from the Tax Act and likely will do so through the expected filing of our 2017 U.S. Tax Return in the third quarter 2018. Any adjustments to these provisional amounts will be reported as a component of Income tax expense in the reporting period in which any such adjustments are determined.
Effective January 1, 2018, we became subject to several provisions of the Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), Foreign Derived Intangible Income ("FDII"), Base Erosion and Anti-Abuse Tax ("BEAT"), and IRC Section 163(j) interest limitation (Interest Limitation). Our current estimate for the GILTI, FDII and Interest Limitation rules was determined to be immaterial, however we currently estimate that we are subject to BEAT. Accordingly, our first quarter 2018 effective tax rate includes the estimated impact for BEAT, which has also been incorporated into our estimated annual effective tax for 2018. Similar to the provisional charge recorded in the fourth quarter 2017 associated with the enactment of the Tax Act, the estimates for these additional provisions of the Tax Act were made based on our current interpretation of the Tax Act as well as currently available information and may change, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact these estimates.
Equity in Net (Loss) Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2018	2017
Total equity in net (loss) income of unconsolidated affiliates	$(68)	$40
Fuji Xerox after-tax restructuring and other charges included in equity (loss) income	79	—
Equity in net (loss) income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net loss. First quarter 2018 equity loss of $68 million included an approximate $28 million charge related to the out-of-period adjustments described in Note 10 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements and in the "Fuji Xerox Adjustments" section above, and was $108 million worse compared to first quarter 2017, including $79 million of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other charges. Other charges included costs associated with the combination transaction.
We have revised Equity in net income of unconsolidated affiliates for the prior year period presented throughout this document. Refer to Note 2 - Correction of Fuji Xerox Misstatement in Prior Period Financial Statements in the Condensed Consolidated Financial Statements, for additional information on this revision.
Net Income from Continuing Operations
First quarter 2018 net income from continuing operations attributable to Xerox was $23 million, or $0.08 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $178 million, or $0.68 per diluted share. First quarter 2018 adjustments to net income include restructuring and related costs, amortization of intangible assets, transaction and related costs and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
First quarter 2017 net income from continuing operations attributable to Xerox was $46 million, or $0.16 per diluted share. On an adjusted1 basis, net income from continuing operations attributable to Xerox was $176 million, or $0.67 per diluted share. First quarter 2017 adjustments to net income include restructuring and related costs, amortization of intangible assets, and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.

Xerox 2018 Form 10-Q

Refer to Note 18 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
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
Net Income
First quarter 2018 net income attributable to Xerox was $23 million, or $0.08 per diluted share. First quarter 2017 net income attributable to Xerox was $40 million, or $0.14 per diluted share.
Other Comprehensive Income
First quarter 2018 Other comprehensive income attributable to Xerox was $211 million as compared to $166 million in first quarter 2017. The $45 million increase is primarily due to a $43 million increase in net translation adjustment gains of $176 million for the first quarter 2018 as compared to $133 million for the first quarter 2017. The increase reflected a greater strengthening of our major foreign currencies against the U.S. Dollar in first quarter 2018 as compared to the prior year period. Additionally, 2018 Other comprehensive income included a $9 million year-over-year benefit from higher net unrealized gains on derivatives. Both the net translation adjustment gains and net unrealized gains were offset by lower net year-over-year changes in defined benefits of $8 million.
Refer to Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding derivatives, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Capital Resources and Liquidity
As of March 31, 2018 and December 31, 2017, total cash, cash equivalents and restricted cash were $1,474 million and $1,368 million, respectively. There were no borrowings under our Credit Facility or Commercial Paper Program at March 31, 2018 or December 31, 2017, respectively.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2018	2017
Net cash provided by operating activities of continuing operations	$216	$132	$84
Net cash used in operating activities of discontinued operations	—	(80)	80
Net cash provided by operating activities	216	52	164

Net cash used in investing activities	(2)	(11)	9

Net cash used in financing activities	(117)	(1,258)	1,141

Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	9	—
Increase (decrease) in cash, cash equivalents and restricted cash	106	(1,208)	1,314
Cash, cash equivalents and restricted cash at beginning of period	1,368	2,402	(1,034)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,474	$1,194	$280
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $216 million in first quarter 2018. The $84 million increase in operating cash from first quarter 2017 was primarily due to the following:

•
$71 million increase in pre-tax income before transaction and related costs, depreciation and amortization, gain on sales of businesses and assets, restructuring charges and defined benefit pension costs.

•
$123 million increase from accounts receivable primarily due to the timing of collections and lower revenue, as well as the prior year reclassification of $48 million of collections of deferred proceeds from the sales of accounts receivables to investing.

Xerox 2018 Form 10-Q

•	$20 million increase from finance receivables primarily related to a higher level of run-off due to lower originations.

•	$73 million decrease primarily related to the prior year settlements of foreign currency derivative contracts.

•	$29 million decrease from inventory primarily due to lower equipment sales.

•	$15 million decrease from higher pension contributions primarily in the U.K.

•	$15 million decrease due to payments for transaction and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $2 million in first quarter 2018. The $9 million change from first quarter 2017 was primarily due to the following:

•	$54 million decrease primarily as a result of the termination of certain accounts receivables sales arrangements in fourth quarter 2017.

•	$15 million increase primarily from the sale of non-core business assets in 2018.

•	$11 million increase due to no acquisitions in 2018.

•	$8 million increase due to lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $117 million in first quarter 2018. The $1,141 million decrease in the use of cash from first quarter 2017 was primarily due to the following:

•
$1,287 million decrease from net debt activity. 2018 reflects payments of $25 million related to the termination of a capital lease obligation and $13 million of bridge facility costs. 2017 reflects payments of $1.0 billion on Senior Notes and net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs.

•	$20 million decrease from common and preferred stock dividends.

•	$161 million increase resulting from the prior year final cash adjustment with Conduent.

•	$11 million increase due to higher distributions to noncontrolling interests as a result of the timing of payments.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 6 - Cash, Cash Equivalents and Restricted Cash in the Condensed Consolidated Financial Statements for additional information.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2018	December 31, 2017
Principal debt balance(1)	$5,552	$5,579
Net unamortized discount	(33)	(35)
Debt issuance costs	(30)	(32)
Fair value adjustments(2)
- terminated swaps	(4)	4
- current swaps	4	1
Total Debt	$5,489	$5,517
____________________________

(1)	Includes Notes Payable of $4 million and $6 million as of March 31, 2018 and December 31, 2017, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2018	December 31, 2017
Total finance receivables, net(1)	$3,685	$3,752
Equipment on operating leases, net	448	454
Total Finance Assets, net(2)	$4,133	$4,206
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2017 includes an increase of $36 million due to currency.

Xerox 2018 Form 10-Q

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2018	December 31, 2017
Finance receivables debt(1)	$3,224	$3,283
Equipment on operating leases debt	392	397
Financing debt	3,616	3,680
Core debt	1,873	1,837
Total Debt	$5,489	$5,517
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.

Debt Activity
Bridge Facility
Refer to Note 20 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements for additional information regarding the bridge facility entered into in connection with the Fuji Xerox Transaction.
Sales of Accounts Receivable
During the fourth quarter 2017 we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe.
Refer to Note 7 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2018 Q2	$270
2018 Q3	1
2018 Q4	—
2019	962
2020	1,052
2021	1,064
2022	301
2023 and thereafter	1,902
Total	$5,552
Treasury Stock
There were no share repurchases through the first quarter of 2018 or through the date of our filing on May 10, 2018.

Xerox 2018 Form 10-Q

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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 13 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

Xerox 2018 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2018 presentation slides available at www.xerox.com/investor.
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
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net as a result of our adoption of ASU 2017-07 - Reporting of Retirement Related Benefit Costs in 2018. Adjusted earnings will continue to include the service cost elements of our retirement costs, which is related to current employee service as well as the cost of our defined contribution plans.
Transaction and related costs: Transaction and related costs are expenses incurred in connection with Xerox's planned combination transaction with Fuji Xerox, which is currently halted as a result of a court injunction. These costs are primarily for third-party investment banking, accounting, legal, consulting and other similar types of services as well as certain employee-related costs associated with the planned combination. These costs will also include additional expenses expected to be incurred in the second quarter 2018 for third-party legal and other related costs associated with the ongoing litigation with certain shareholders as well as other related matters. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned combination transaction and the related shareholder settlement agreement. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Restructuring and other charges - Fuji Xerox: We also adjust our 25% share of Fuji Xerox’s net income for similar items noted above such as Restructuring and related costs and Transaction and related costs based on the same rationale discussed above.

Xerox 2018 Form 10-Q

Other discrete, unusual or infrequent items: In addition, we also excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for the period:

•
2018 - Bridge facility costs relate to the previously disclosed $2.5 billion bridge loan facility, which was entered into in the first quarter 2018 to provide funding for the payment of the expected $2.5 billion dividend associated with the Fuji Xerox combination transaction in the event Xerox does not secure permanent financing. Since these costs are related to the Fuji Xerox combination transaction, the exclusion was considered consistent with Transaction and related costs discussed above.

•	2017 - Loss on early extinguishment of debt in the first quarter of 2017.

•	2017 - A benefit from the remeasurement of a tax matter in the first quarter of 2017 that related to a previously adjusted item.
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income (loss) and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Adjusted Operating income and margin also include Equity in net (loss) income of unconsolidated affiliates. Equity in net (loss) income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox's net income. We include this amount in our measure of operating income and margin as Fuji Xerox is our primary product supplier and intermediary to the Asia/Pacific market for distribution of Xerox branded products and services.
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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2018 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended March 31,
	2018		2017
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS
Reported(1)	$23	$0.08	$46	$0.16
Adjustments:
Restructuring and related costs	28		118
Amortization of intangible assets	12		14
Transaction and related costs	36		—
Non-service retirement-related costs	25		60
Loss on early extinguishment of debt	—		13
Bridge facility costs	2		—
Income tax on adjustments(2)	(27)		(59)
Remeasurement of unrecognized tax positions	—		(16)
Restructuring and other charges - Fuji Xerox(3)	79		—
Adjusted	$178	$0.68	$176	$0.67
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—
Weighted average shares for adjusted EPS(4)		264		263
Fully diluted shares at end of period(5)		264
 ____________________________

(1)	Net Income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in 2018 represent costs associated with the combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at March 31, 2018 as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the first quarter 2018.

Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$134	$40	29.9%	$(16)	$(24)	150.0%
Non-GAAP Adjustments(2)	103	27		205	59
Remeasurement of unrecognized tax positions	—	—		—	16
Adjusted(3)	$237	$67	28.3%	$189	$51	27.0%
____________________________

(1)	Pre-Tax Income (Loss) and Income Tax Expense (Benefit) from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income (Loss) under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2018 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended March 31,
	2018			2017
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$134	$2,435	5.5%	$(16)	$2,454	(0.7)%
Adjustments:
Restructuring and related costs	28			118
Amortization of intangible assets	12			14
Transaction and related costs	36			—
Non-service retirement-related costs	25			60
Equity in net (loss) income of unconsolidated affiliates	(68)			40
Restructuring and other charges - Fuji Xerox(2)	79			—
Other expenses, net	7			54
Adjusted	$253	$2,435	10.4%	$270	$2,454	11.0%
____________________________

(1)	Pre-Tax Income (Loss) and revenue from continuing operations.

(2)	Other charges in 2018 represent costs associated with the combination transaction.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 19 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2017 Annual Report. The Risk Factors remain applicable from our 2017 Annual Report.

Xerox 2018 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2018
During the quarter ended March 31, 2018, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 14, 2018: Registrant issued 25,137 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Joseph J. Echevarria, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $32.225 per DSU (aggregate price $810,040), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on January 31, 2018: Registrant issued 2,832 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Joseph J. Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $29.295 per DSU (aggregate price $82,963), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2018
Board Authorized Share Repurchases Programs:
There were no repurchases of Xerox Common Stock pursuant to Board authorized share repurchase programs during the first quarter 2018 or through the date of our filing on May 10, 2018.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	42,318	$29.15	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	42,318
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

Xerox 2018 Form 10-Q

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

Xerox 2018 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 10, 2018

Xerox 2018 Form 10-Q

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

Xerox 2018 Form 10-Q