Form 10-Q
period 2018-06-30
XEROX CORP
filed 2018-08-02
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2018
Common Stock, $1 par value	255,101,733 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the outcome of our process to evaluate all strategic alternatives to maximize shareholder value, including terminating or restructuring Xerox's relationship with FUJIFILM Holdings Corporation ("Fujifilm"); and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our quarterly report on Form 10-Q for the quarter ended March 31, 2018 and our 2017 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).
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
June 30, 2018

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2018 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2018	2017	2018	2017
Revenues
Sales	$1,017	$1,010	$1,950	$1,946
Services, maintenance and rentals	1,425	1,483	2,856	2,925
Financing	68	74	139	150
Total Revenues	2,510	2,567	4,945	5,021
Costs and Expenses
Cost of sales	622	619	1,185	1,184
Cost of services, maintenance and rentals	854	872	1,722	1,753
Cost of financing	33	33	67	66
Research, development and engineering expenses	101	102	201	213
Selling, administrative and general expenses	624	626	1,252	1,260
Restructuring and related costs	34	39	62	157
Amortization of intangible assets	12	15	24	29
Transaction and related costs, net	58	—	96	—
Other expenses, net	39	68	69	182
Total Costs and Expenses	2,377	2,374	4,678	4,844
Income before Income Taxes and Equity Income	133	193	267	177
Income tax expense	38	43	78	19
Equity in net income (loss) of unconsolidated affiliates	19	20	(49)	60
Income from Continuing Operations	114	170	140	218
Loss from discontinued operations, net of tax	—	—	—	(6)
Net Income	114	170	140	212
Less: Net income attributable to noncontrolling interests	2	4	5	6
Net Income Attributable to Xerox	$112	$166	$135	$206

Amounts Attributable to Xerox
Net income from continuing operations	$112	$166	$135	$212
Net loss from discontinued operations	—	—	—	(6)
Net Income Attributable to Xerox	$112	$166	$135	$206

Basic Earnings (Loss) per Share
Continuing operations	$0.42	$0.64	$0.50	$0.81
Discontinued operations	—	—	—	(0.03)
Total Basic Earnings per Share	$0.42	$0.64	$0.50	$0.78
Diluted Earnings (Loss) per Share
Continuing operations	$0.42	$0.63	$0.50	$0.80
Discontinued operations	—	—	—	(0.02)
Total Diluted Earnings per Share	$0.42	$0.63	$0.50	$0.78

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Income	$114	$170	$140	$212
Less: Net income attributable to noncontrolling interests	2	4	5	6
Net Income Attributable to Xerox	112	166	135	206

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(322)	204	(146)	337
Unrealized (losses) gains, net	(3)	(14)	14	(6)
Changes in defined benefit plans, net	90	(29)	108	(3)
Other Comprehensive (Loss) Income, Net	(235)	161	(24)	328
Less: Other comprehensive income, net attributable to noncontrolling interests	—	—	—	1
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(235)	161	(24)	327

Comprehensive (Loss) Income, Net	(121)	331	116	540
Less: Comprehensive income, net attributable to noncontrolling interests	2	4	5	7
Comprehensive (Loss) Income, Net Attributable to Xerox	$(123)	$327	$111	$533
__________________________

(1) Refer to Note 16 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,263	$1,293
Accounts receivable, net	1,297	1,357
Billed portion of finance receivables, net	100	112
Finance receivables, net	1,240	1,317
Inventories	947	915
Other current assets	233	236
Total current assets	5,080	5,230
Finance receivables due after one year, net	2,183	2,323
Equipment on operating leases, net	438	454
Land, buildings and equipment, net	564	629
Investments in affiliates, at equity	1,344	1,404
Intangible assets, net	244	268
Goodwill	3,897	3,930
Deferred tax assets	917	1,026
Other long-term assets	889	682
Total Assets	$15,556	$15,946
Liabilities and Equity
Short-term debt and current portion of long-term debt	$412	$282
Accounts payable	1,153	1,108
Accrued compensation and benefits costs	357	444
Accrued expenses and other current liabilities	832	907
Total current liabilities	2,754	2,741
Long-term debt	4,813	5,235
Pension and other benefit liabilities	1,502	1,595
Post-retirement medical benefits	650	662
Other long-term liabilities	215	206
Total Liabilities	9,934	10,439

Commitments and Contingencies (See Note 18)
Convertible Preferred Stock	214	214

Common stock	255	255
Additional paid-in capital	3,920	3,893
Retained earnings	4,974	4,856
Accumulated other comprehensive loss	(3,772)	(3,748)
Xerox shareholders’ equity	5,377	5,256
Noncontrolling interests	31	37
Total Equity	5,408	5,293
Total Liabilities and Equity	$15,556	$15,946

Shares of common stock issued and outstanding	255,102	254,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cash Flows from Operating Activities
Net income	$114	$170	$140	$212
Loss from discontinued operations, net of tax	—	—	—	6
Income from continuing operations	114	170	140	218
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	139	135	278	268
Provisions	23	17	40	35
Net gain on sales of businesses and assets	(16)	(1)	(32)	(1)
Undistributed equity in net income of unconsolidated affiliates	(16)	10	52	(30)
Stock-based compensation	13	12	29	25
Restructuring and asset impairment charges	34	32	62	140
Payments for restructurings	(37)	(66)	(91)	(124)
Defined benefit pension cost	26	37	53	99
Contributions to defined benefit pension plans	(37)	(23)	(75)	(46)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(10)	(63)	36	(140)
Decrease (increase) in inventories	16	(30)	(71)	(88)
Increase in equipment on operating leases	(63)	(50)	(119)	(102)
Decrease in finance receivables	57	69	142	134
Decrease (increase) in other current and long-term assets	37	14	19	(43)
Decrease in accounts payable and accrued compensation	(70)	(21)	(58)	—
Decrease in other current and long-term liabilities	(5)	(6)	(4)	(7)
Net change in income tax assets and liabilities	28	5	41	(36)
Net change in derivative assets and liabilities	(17)	44	(23)	99
Other operating, net	19	(4)	32	12
Net cash provided by operating activities of continuing operations	235	281	451	413
Net cash used in operating activities of discontinued operations	—	(15)	—	(95)
Net cash provided by operating activities	235	266	451	318
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(32)	(21)	(50)	(47)
Proceeds from sales of land, buildings and equipment	16	—	32	1
Acquisitions, net of cash acquired	—	(65)	—	(76)
Collections of deferred proceeds from sales of receivables	—	51	—	99
Collections on beneficial interest from sales of finance receivables	—	5	—	11
Other investing, net	1	—	1	(29)
Net cash used in investing activities	(15)	(30)	(17)	(41)
Cash Flows from Financing Activities
Net (payments) proceeds on short-term debt	—	—	(1)	1
Proceeds from issuance of long-term debt	3	2	5	5
Payments on long-term debt	(272)	(2)	(310)	(1,330)
Dividends	(68)	(68)	(135)	(155)
Other financing, net	(2)	(12)	(15)	141
Net cash used in financing activities	(339)	(80)	(456)	(1,338)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	27	(19)	36
(Decrease) increase in cash, cash equivalents and restricted cash	(147)	183	(41)	(1,025)
Cash, cash equivalents and restricted cash at beginning of period	1,474	1,194	1,368	2,402
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,327	$1,377	$1,327	$1,377
Note: Certain reclassifications and caption combinations have been made for presentation purposes. See Note 5 - Supplementary Financial Information for further details.
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
In our opinion, all adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented, have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”
Note 2 – Adoption of New Revenue Recognition Standard
Adoption Summary:
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
We adopted this standard using the modified retrospective method of adoption. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact for the large majority of our revenues. Lastly, a significant portion of our Equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues, which are approximately $50 annually, relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation in 2018. Accordingly, in 2018 these revenues are now reported as part of Sales. As a result of this change, $9 and $20 of revenue was recorded, for the three and six months ended June 30, 2018, respectively, as Sales, which would have been previously recorded as Services revenue in prior periods.
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

Xerox 2018 Form 10-Q

The impacts of adopting ASC Topic 606 on our Condensed Consolidated Balance Sheets were as follows:

	As of June 30, 2018
	Superseded Revenue Guidance(1)	Adjustments	As Reported
Deferred tax assets	$950	$(33)	$917
Other long-term assets	747	142	889
Retained earnings	4,865	109	4,974
____________

(1)	Reflects balance of account under revenue recognition guidance superseded by ASC Topic 606.
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
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment: Revenues from the sale of equipment directly to end customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment.
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
Our services contracts may also include the sale or lease of equipment and software. In these instances, we follow the policies noted for Equipment or Software Revenues and separately report the revenue associated with these performance obligations. Certain document management services arrangements may also include an embedded lease of equipment. In these instances, the revenues associated with the lease are recognized in accordance with the requirements for lease accounting.
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the Company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with

Xerox 2018 Form 10-Q

maintenance agreements sold through distributors and resellers to end customers are recognized in a consistent manner to maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties is not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
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
Revenues under bundled arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services. The allocation for the lease deliverables begins by allocating revenues to the maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease as service revenue. The remaining amounts are allocated to the equipment and financing elements, which are subjected to the accounting estimates noted below under “Leases”.
Leases: The two primary lease accounting provisions we assess for the classification of transactions as sales-type or operating leases are: (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized as noted above for Equipment. Equipment placements included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
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

Xerox 2018 Form 10-Q

Supplies: Supplies revenue is recognized upon transfer of control to the customer, generally upon utilization or shipment to the customer in accordance with the sales contract terms.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Primary geographical markets(1):
United States	$1,479	$1,533	$2,893	$3,002
Europe	660	674	1,336	1,314
Canada	147	150	291	295
Other	224	210	425	410
Total Revenues	$2,510	$2,567	$4,945	$5,021

Major product and services lines:
Equipment(2)	$561	$547	$1,060	$1,049
Supplies, paper and other sales	456	463	890	897
Maintenance agreements(3)	634	662	1,267	1,301
Service arrangements(4)	614	634	1,237	1,258
Rental and other	177	187	352	366
Financing	68	74	139	150
Total Revenues	$2,510	$2,567	$4,945	$5,021

Sales channels:
Direct equipment lease(5)	$172	$163	$332	$323
Distributors & resellers(6)	370	372	701	693
Customer direct	475	475	917	930
Total Sales	$1,017	$1,010	$1,950	$1,946
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)
For the three and six months ended June 30, 2017, Equipment sale revenues exclude $9 and $20, respectively, of equipment-related training revenue, which was classified as Services under previous revenue guidance - see "Adoption Summary" above.

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
Other Revenue Recognition Policies
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $107 and $91 at June 30, 2018 and January 1, 2018, respectively. The majority of the balance at June 30, 2018 will be amortized to revenue over approximately the next 30 months.
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
For the three and six months ended June 30, 2018, the incremental direct costs of obtaining a contract of $23 and $40, respectively, were deferred and the related amortization was $24 and $48, respectively. The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2018 was $176. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs. These costs are amortized over the contractual service period of the arrangement

Xerox 2018 Form 10-Q

to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $10 at June 30, 2018.
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
Note 3 – Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, with additional amendments being issued in 2018. This update requires the recognition of right-to-use assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies.
The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. Some of these conforming changes such as those related to the definition of minimum lease payments, may potentially result in certain lease arrangements, which are currently accounted for as operating leases, being classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
This update is effective for our fiscal year beginning January 1, 2019. There are certain practical expedients that can be elected. On the Lessee side, a cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The Company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact on the Consolidated Statement of Financial Position. The Company is currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. On the Lessor side, the Company continues to assess the potential impacts of the guidance on its lease agreements with customers, including potential changes in contracting terms, and we also expect to elect the package of practical expedients.
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
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current guidance is either unclear or does not include specific requirements. We adopted ASU 2016-15 effective for our fiscal year beginning January 1, 2018. This update includes specific guidance, that requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Formerly, those collections were reported in operating cash flows. We reported $56 and $110 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the three and six months ended June 30, 2017, respectively. Accordingly, since the update must be applied retrospectively, our reported 2017 operating and investing cash flows

Xerox 2018 Form 10-Q

were revised in 2018 to report this amount as investing cash flows. There is no expected impact to our 2018 cash flows from this reporting change, due to the termination of all accounts receivable sales arrangements in North America and most arrangements in Europe and the final repurchase of previously sold finance receivables during the fourth quarter of 2017. The other seven issues noted in this update are not expected to have a material impact on our financial condition, results of operations or cash flows.
Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 effective for our fiscal year beginning January 1, 2018 and applied it retrospectively through a revision of previously reported amounts. We held $64 and $75 of restricted cash, currently reported in Other current or long-term assets at June 30, 2018 and December 31, 2017, respectively. The changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, this update is not expected to have a material impact on our financial condition, results of operations or cash flows. Refer to Note 5 - Supplementary Financial Information for additional information.
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
The following table reflects the adjustment of selected lines from our Condensed Consolidated Statements of Income to the recasted amounts as a result of the adoption of this update:

	Three Months Ended June 30, 2017
	As Reported	Adjustment	As Recasted
Cost of sales	$619	$—	$619
Cost of services, maintenance and rentals	884	(12)	872
Research, development and engineering expenses	106	(4)	102
Selling, administrative and general expenses	643	(17)	626
Restructuring and related costs	40	(1)	39
Other expenses, net	34	34	68

	Six Months Ended June 30, 2017
	As Reported	Adjustment	As Recasted
Cost of sales	$1,186	$(2)	$1,184
Cost of services, maintenance and rentals	1,784	(31)	1,753
Research, development and engineering expenses	224	(11)	213
Selling, administrative and general expenses	1,307	(47)	1,260
Restructuring and related costs	160	(3)	157
Other expenses, net	88	94	182

Xerox 2018 Form 10-Q

Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 effective for our fiscal year beginning January 1, 2018, and the adoption did not have nor is it expected to have a material impact on our financial condition, results of operations or cash flows.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by the FASB's ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Act. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. During the fourth quarter 2017, we recorded an estimated non-cash provisional charge of $400 reflecting the impact associated with the provisions of the Tax Act based on currently available information. No further adjustment of that estimated provisional charge was made in the first quarter 2018, however we continue to evaluate impacts from the Tax Act and likely will do so through the expected filing of our 2017 U.S. Tax Return in the third quarter 2018. Any adjustments to these provisional amounts will be reported as a component of Income tax expense in the reporting period in which any such adjustments are determined.
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

Xerox 2018 Form 10-Q

Other Updates
In 2018, 2017 and 2016, the FASB also issued the following Accounting Standards Updates, which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

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

Note 4 – Divestitures
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO business are presented as Discontinued operations and, as such, have been excluded from Continuing operations for all periods presented. The loss from operations for the six months ended June 30, 2017 primarily reflected changes in estimates of separation-related costs.
Summarized financial information for our Discontinued operations is as follows:

Six Months Ended June 30, 2017
Loss from operations	$8
Loss on disposal	—
Net loss before income taxes	(8)
Income tax benefit	2
Loss from discontinued operations, net of tax	$(6)

Xerox 2018 Form 10-Q

Note 5 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,263	$1,293
Restricted cash
Tax and labor litigation deposits in Brazil	62	72
Other restricted cash	2	3
Total Restricted cash	64	75
Cash, cash equivalents and restricted cash	$1,327	$1,368
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
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2018	December 31, 2017
Other current assets	$1	$1
Other long-term assets	63	74
Total Restricted cash	$64	$75
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for receivables	$13	$10	$26	$23
Provision for inventory	10	7	14	12
Provision for product warranty	3	3	7	7
Depreciation of buildings and equipment	44	34	88	68
Depreciation and obsolescence of equipment on operating leases	63	68	127	135
Amortization of internal use software	19	16	37	31
Amortization of product software	—	1	—	3
Amortization of acquired intangible assets	12	15	24	29
Amortization of customer contract costs(1)	25	1	50	2
Cost of additions to land, buildings and equipment	17	13	26	30
Cost of additions to internal use software	15	8	24	17
Common stock dividends	64	64	128	145
Preferred stock dividends	4	4	7	10
Payments to noncontrolling interests	1	11	13	12
__________________________

(1)
Amortization of $24 and $48 for the three and six months ended June 30, 2018, respectively, is related to the cost of obtaining a contract and is reported in Decrease (increase) in other current and long-term assets. Refer to Note 2 - Adoption of New Revenue Recognition Standard - Contract Costs for additional information.

Xerox 2018 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2018	December 31, 2017
Invoiced	$1,001	$1,048
Accrued	353	368
Allowance for doubtful accounts	(57)	(59)
Accounts receivable, net	$1,297	$1,357
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
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. During the fourth quarter 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. The remaining facility in Europe enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $131 and $161 remained uncollected as of June 30, 2018 and December 31, 2017, respectively.
Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accounts receivable sales(1)	$128	$567	$231	$1,078
Deferred proceeds	—	56	—	108
Loss on sales of accounts receivable	—	3	1	6
Estimated increase (decrease) to operating cash flows(2)	26	54	(25)	(11)
__________________________

(1)
Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances, we ensure the sale of the receivables are bankruptcy remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure as payments under these arrangements have not been material and these are customer directed arrangements.

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
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	(2)	—	(2)
Balance at June 30, 2018	$56	$14	$35	$2	$107
Finance receivables as of June 30, 2018 collectively evaluated for impairment (3)	$1,962	$356	$1,256	$56	$3,630

Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(2)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Provision	4	1	1	—	6
Charge-offs	(10)	(1)	(3)	—	(14)
Recoveries and other(2)	1	—	4	—	5
Balance at June 30, 2017	$48	$16	$42	$2	$108
Finance receivables as of June 30, 2017 collectively evaluated for impairment(3)	$2,028	$383	$1,336	$64	$3,811
 __________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $107 and $108 at June 30, 2018 and 2017, respectively.
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

Xerox 2018 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2018				December 31, 2017
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$184	$331	$85	$600	$199	$345	$75	$619
Government and education	459	65	7	531	490	61	6	557
Graphic arts	86	133	96	315	84	97	141	322
Industrial	80	81	16	177	82	84	14	180
Healthcare	82	51	9	142	88	48	9	145
Other	61	93	43	197	68	98	40	206
Total United States	952	754	256	1,962	1,011	733	285	2,029
Finance and other services	51	37	24	112	54	42	27	123
Government and education	42	4	4	50	48	5	5	58
Graphic arts	28	30	27	85	34	35	27	96
Industrial	18	11	10	39	20	12	11	43
Other	33	23	14	70	36	25	16	77
Total Canada	172	105	79	356	192	119	86	397
France	227	193	21	441	234	226	22	482
U.K./Ireland	101	127	11	239	106	150	10	266
Central(1)	187	128	13	328	189	149	16	354
Southern(2)	46	144	13	203	52	144	13	209
Nordics(3)	26	18	1	45	29	21	1	51
Total Europe	587	610	59	1,256	610	690	62	1,362
Other	34	20	2	56	38	28	6	72
Total	$1,745	$1,489	$396	$3,630	$1,851	$1,570	$439	$3,860
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2018 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$14	$3	$2	$19	$581	$600	$10
Government and education	16	3	2	21	510	531	22
Graphic arts	11	1	—	12	303	315	4
Industrial	5	1	1	7	170	177	4
Healthcare	4	1	1	6	136	142	5
Other	6	1	1	8	189	197	5
Total United States	56	10	7	73	1,889	1,962	50
Canada	7	2	1	10	346	356	20
France	7	—	—	7	434	441	17
U.K./Ireland	1	1	—	2	237	239	—
Central(1)	1	1	1	3	325	328	8
Southern(2)	3	1	1	5	198	203	6
Nordics(3)	—	—	—	—	45	45	—
Total Europe	12	3	2	17	1,239	1,256	31
Other	3	—	—	3	53	56	—
Total	$78	$15	$10	$103	$3,527	$3,630	$101

	December 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$18	$3	$1	$22	$597	$619	$12
Government and education	18	3	3	24	533	557	21
Graphic arts	12	1	—	13	309	322	6
Industrial	6	1	1	8	172	180	4
Healthcare	5	1	1	7	138	145	5
Other	7	1	1	9	197	206	3
Total United States	66	10	7	83	1,946	2,029	51
Canada	8	2	1	11	386	397	17
France	6	—	—	6	476	482	22
U.K./Ireland	3	—	—	3	263	266	—
Central(1)	1	2	—	3	351	354	6
Southern(2)	4	1	1	6	203	209	6
Nordics(3)	—	—	—	—	51	51	—
Total Europe	14	3	1	18	1,344	1,362	34
Other	3	—	—	3	69	72	—
Total	$91	$15	$9	$115	$3,745	$3,860	$102
 _____________________________
(1)Switzerland, Germany, Austria, Belgium and Holland.
(2)Italy, Greece, Spain and Portugal.
(3)Sweden, Norway, Denmark and Finland.

Note 8 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2018	December 31, 2017
Finished goods	$803	$777
Work-in-process	52	49
Raw materials	92	89
Total Inventories	$947	$915

Xerox 2018 Form 10-Q

Note 9 – Investment in Affiliates, at Equity
Our Equity in net income (loss) of unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fuji Xerox	$17	$18	$(53)	$55
Other	2	2	4	5
Total Equity in net income (loss) of unconsolidated affiliates	$19	$20	$(49)	$60
Fuji Xerox
Equity in net income (loss) of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income (loss) that is different from that implied by our 25% ownership interest. In addition, the Equity in net income (loss) of Fuji Xerox for the three and six months ended June 30, 2018 includes after-tax restructuring and other charges of $4 and $83, respectively.
In 2018, in connection with the completion of the audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016 and 2017, as well the review of Fuji Xerox’s unaudited interim financial statements as of and for the nine months ended December 31, 2017 and 2016, additional adjustments and misstatements were identified. These additional adjustments and misstatements were to the previously reported Net income of Fuji Xerox for the period from 2010 through 2017 and are incremental to the items that had been identified by the IIC (or Fujifilm's independent investigation committee). These incremental adjustments primarily relate to Fuji Xerox’s Asia Pacific subsidiaries and involve improper revenue recognition, including revenue associated with leasing transactions, additional provisions for bad debt allowances and other asset impairments. In certain instances, some of the adjustments related to inappropriate accounting and reporting practices in the Fuji Xerox Asia Pacific subsidiaries where previous misstatements were identified.
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
Summarized financial information for Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Summary of Operations
Revenues	$2,226	$2,325	$4,691	$4,884
Costs and expenses	2,098	2,191	4,869	4,543
Income (Loss) before Income Taxes	128	134	(178)	341
Income tax expense	50	32	11	76
Net Income (Loss)	78	102	(189)	265
Less: Net income attributable to noncontrolling interests	1	1	1	2
Net Income (Loss) – Fuji Xerox	$77	$101	$(190)	$263
Weighted Average Exchange Rate(1)	109.05	111.01	108.54	112.42
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2018 Form 10-Q

Note 10 – Restructuring Programs
During the six months ended June 30, 2018, we recorded net restructuring and asset impairment charges of $62, which included $64 of severance costs related to headcount reductions of approximately 950 employees worldwide and $12 of lease cancellation costs. These costs were partially offset by $14 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2017	$108	$1	$—	$109
Provision	24	12	—	36
Reversals	(8)	—	—	(8)
Net current period charges(1)	16	12	—	28
Charges against reserve and currency	(41)	(11)	—	(52)
Balance at March 31, 2018	$83	$2	$—	$85
Provision	40	—	—	40
Reversals	(6)	—	—	(6)
Net current period charges(1)	34	—	—	34
Charges against reserve and currency	(39)	(1)	—	(40)
Balance at June 30, 2018	$78	$1	$—	$79
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairments charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Charges against reserve and currency	$(40)	$(59)	$(92)	$(116)
Effects of foreign currency and other non-cash items	3	(7)	1	(8)
Restructuring cash payments	$(37)	$(66)	$(91)	$(124)

Note 11 – Debt
Bridge Facility
Refer to Note 19 - Fuji Xerox Transaction and Recent Developments for additional information regarding the bridge loan facility that was terminated during the second quarter of 2018.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense(1)	$60	$57	$123	$126
Interest income(2)	72	76	146	154
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Xerox 2018 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of June 30, 2018, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net liability fair value of $5 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the six months ended June 30, 2018.
The following is a summary of our fair value hedges at June 30, 2018:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(5)	2.95%	4.5%	Libor	2021
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
At June 30, 2018 and December 31, 2017, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,925 and $1,788 respectively, with terms of less than 12 months. Approximately 85% of the contracts at June 30, 2018 mature within three months, 7% mature in three to six months and 8% in six to twelve months. The associated currency exposures being hedged at June 30, 2018 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $4 and $(14) as of June 30, 2018 and December 31, 2017, respectively.

Xerox 2018 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$5	$1
	Other current liabilities	(2)	(15)
Foreign currency options	Other current assets	2	—
	Other current liabilities	(1)	—
Interest rate swaps	Other long-term assets	—	1
	Other long-term liabilities	(5)	—
	Net designated derivative liability	$(1)	$(13)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$19	$1
	Other current liabilities	(4)	(10)
	Net undesignated derivative asset (liability)	$15	$(9)

Summary of Derivatives	Total Derivative Assets	$26	$3
	Total Derivative Liabilities	(12)	(25)
	Net Derivative asset (liability)	$14	$(22)
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2018	2017	2018	2017
Fair Value Hedges - Interest Rate Contracts
Derivative (loss) gain recognized in interest expense	$(1)	$2	$(6)	$1
Hedged item gain (loss) recognized in interest expense	1	(2)	6	(1)

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative (loss) gain recognized in OCI (effective portion)	$(2)	$(22)	$10	$(13)
Derivative Loss reclassified from AOCL to income - Cost of sales (effective portion)	—	(4)	(12)	(8)
During the three and six months ended June 30, 2018 and 2017, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2018, a net after-tax gain of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Xerox 2018 Form 10-Q

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain	2018	2017	2018	2017
Foreign exchange contracts – forwards	Other expense – Currency gain (loss), net	$18	$(14)	$18	$(10)
For the three and six months ended June 30, 2018 currency (losses) gains, net were $(1) and $1, respectively. For the three and six months ended June 30, 2017 currency losses, net were $(1) and $(4), respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2018	December 31, 2017
Assets:
Foreign exchange contracts - forwards	$24	$2
Foreign currency options	2	—
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	19	18
Total	$45	$21
Liabilities:
Foreign exchange contracts - forwards	$6	$25
Foreign currency options	1	—
Interest rate swaps	5	—
Deferred compensation plan liabilities	18	19
Total	$30	$44
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,263	$1,263	$1,293	$1,293
Accounts receivable, net	1,297	1,297	1,357	1,357
Short-term debt and current portion of long-term debt	412	411	282	283
Long-term debt	4,813	4,815	5,235	5,373
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short-term debt, including the current portion of long-term debt, and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Xerox 2018 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2018	2017	2018	2017	2018	2017
Service cost	$—	$1	$7	$8	$1	$1
Interest cost	34	32	38	38	7	7
Expected return on plan assets	(36)	(30)	(62)	(54)	—	—
Recognized net actuarial loss	6	6	15	19	—	—
Amortization of prior service credit	(1)	(1)	(1)	(1)	(1)	(1)
Recognized settlement loss	26	19	—	—	—	—
Defined benefit plans	29	27	(3)	10	7	7
Defined contribution plans(1)	10	10	7	7	n/a	n/a
Net Periodic Benefit Cost	39	37	4	17	7	7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(2)	12	12	—	—	10	(11)
Amortization of net actuarial loss	(32)	(25)	(15)	(19)	—	—
Amortization of prior service credit	1	1	1	1	1	1
Total Recognized in Other Comprehensive (Loss) Income(3)	(19)	(12)	(14)	(18)	11	(10)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$20	$25	$(10)	$(1)	$18	$(3)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2018	2017	2018	2017	2018	2017
Service cost	$1	$2	$13	$15	$2	$2
Interest cost	67	66	77	77	13	14
Expected return on plan assets	(70)	(61)	(125)	(107)	—	—
Recognized net actuarial loss	12	11	30	38	—	—
Amortization of prior service credit	(1)	(1)	(2)	(2)	(2)	(2)
Recognized settlement loss	51	61	—	—	—	—
Defined benefit plans	60	78	(7)	21	13	14
Defined contribution plans(1)	19	20	14	14	n/a	n/a
Net Periodic Benefit Cost	79	98	7	35	13	14

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss(2)	(46)	20	—	—	10	(11)
Amortization of net actuarial loss	(63)	(72)	(30)	(38)	—	—
Amortization of prior service credit	1	1	2	2	2	2
Total Recognized in Other Comprehensive (Loss) Income(3)	(108)	(51)	(28)	(36)	12	(9)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$(29)	$47	$(21)	$(1)	$25	$5
__________
(1)Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(2)
The net actuarial (gain) loss for U.S. Plans primarily reflects (i) the re-measurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(3)	Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 16 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.

Xerox 2018 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	Estimated 2018	2017
U.S. plans	$14	$12	$76	$675
Non-U.S. plans	61	34	116	161
Total Pension	$75	$46	$192	$836

Retiree Health	$29	$32	$62	$64
There are no mandatory contributions required in 2018 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements, however, our estimated 2018 contributions include $50 of voluntary contributions to these plans.
Note 15 – Shareholders’ Equity
(share data in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(1)	—	—	120	—	120	—	120
Comprehensive income (loss), net	—	—	135	(24)	111	5	116
Cash dividends declared - common(2)	—	—	(130)	—	(130)	—	(130)
Cash dividends declared - preferred(3)	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	27	—	—	27	—	27
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at June 30, 2018	$255	$3,920	$4,974	$(3,772)	$5,377	$31	$5,408

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(4)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	206	327	533	7	540
Cash dividends declared - common(2)	—	—	(129)	—	(129)	—	(129)
Cash dividends declared - preferred(3)	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at June 30, 2017	$254	$3,875	$5,004	$(4,010)	$5,123	$35	$5,158
_____________________________

(1)
Includes $117 related to the adoptions of the new Revenue Recognition Standard, see Note 2 for additional information, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.

(2)Cash dividends declared on common stock of $0.25 per share in each quarter of 2018 and 2017.
(3)Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2018 and 2017.
(4)Refer to Note 16 - Other Comprehensive (Loss) Income for components of AOCL.
Treasury Stock
There were no repurchases of Xerox Common stock pursuant to Board authorized share repurchase programs during the first or second quarter of 2018.

Xerox 2018 Form 10-Q

Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and/or stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock.
Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense, pre-tax	$13	$12	$29	$25
Income tax benefit recognized in earnings	3	3	7	6
The following is a summary of changes to our program design and performance metrics effective for our April 2018 grant, as approved by our board of directors (the "Board"). The Board also approved a change in the timing of our annual grant of awards from July to April, to better align our grant date with other annual incentive compensation payments and the underlying performance period related to PSs. We grant RSUs and PSs to officers, selected executives and middle managers, and SOs to officers and selected executives only.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant date market price and is recognized on a straight-line basis over a three-year graded-vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Prior to the April 2018 grant, RSUs vested on a three-year cliff basis from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation on a pro-rata share of each individual graded-vesting tranche. Shares granted during the three months ended June 30, 2018 were 1,012, with a corresponding weighted average grant date fair value of $28.03 per share.
Performance Shares
In connection with the April 2018 grant, the Board approved the following changes to the PS performance goals: the Earnings Per Share (EPS) metric was replaced with a Total Shareholder Return (TSR) metric and the Cash Flow from Operations metric was replaced with a Free Cash Flow metric. The Board retained the Revenue metric as a performance goal as well as the three-year performance period for all measures. The performance metrics are equally weighted; accordingly, each PS grant is two-thirds performance based (revenue and free cash flow) and one-third market-based (TSR). The performance goals are independent of each other and depending on the achievement of these metrics, a recipient of a PS award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PS award granted. PSs retain the three-year cliff vesting from the date of grant.
Performance-Based Component
PSs vest contingent upon meeting pre-determined cumulative goals for revenue and free cash flow. The fair value of the performance-based component of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed. Shares granted during the three months ended June 30, 2018 were 667, with a corresponding weighted average grant date fair value of $28.07 per share.
In connection with the April 2018 grant, the Board only approved the performance measures and corresponding weightings for the 2018 performance year. The performance measures for 2019 and 2020 were expected to be determined by the Board at a later date in connection with the closing of the Fuji Xerox Transaction, which was terminated in May 2018. The Board is expected to approve measures for the 2019 and 2020 performance periods sometime during the second half of 2018. However, since the 2019 and 2020 performance measures have not been approved as of June 30, 2018, the criteria needed to establish a grant date has not been met and therefore the fair value of the April 2018 grant will continue to be revalued based on the period end stock price for each subsequent reporting period until the grant date criteria has been met.

Xerox 2018 Form 10-Q

Market-Based Component
The TSR metric is based on the percentage change in the Company’s stock price plus the dividends paid over the three-year measurement period. Payout for this portion of the PS will be determined based on Xerox’s percentage change compared to the shareholder returns of the peer group of companies approved by the compensation committee of the Board (as disclosed in the 2018 annual proxy statement). Since the TSR portion of the PS award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value. A summary of the key valuation input assumptions used in the Monte Carlo simulation relative to PS awards granted were as follows:

Three Months Ended June 30, 2018
Term	3 years
Risk-free interest rate(1)	2.39%
Dividend yield(2)	3.24%
Xerox’s historical volatility(3)	29.12%
Weighted average fair value(4)	$32.21
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve from the valuation date, with a maturity matched to the TSR performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date.

(3)	Xerox’s historical volatility is calculated from daily stock returns over a 3.0-year look-back term from the valuation date.

(4)	The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

Our TSR compared to the peer group TSR will determine the payout as follows:

Percentile	Payout as a Percent of Target(1)
80th and above	200%
50th	100%
25th	35%
Below 25th	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. Shares granted during the three months ended June 30, 2018 were 333.
Stock Options
The Board also approved the granting of SOs as part of the 2018 plan design. Except for the conversion of options relating to our acquisition of Affiliated Computer Systems in 2010, we have not issued any SOs since 2004. Compensation expense associated with SOs is based upon the grant date fair value determined by utilizing the Black-Scholes (BS) option-pricing model and is recorded on a straight-line basis over a three-year graded-vesting period, based on management's estimate of the number of SOs expected to vest. SOs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Similar to RSUs, SOs awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause, vest based on service provided from the date of grant to separation, on a pro-rata share of each individual vesting tranche.

Xerox 2018 Form 10-Q

The weighted average assumptions used in the BS option-pricing model relative to SO awards were as follows:

Three Months Ended June 30, 2018
Expected term(1)	6.13 years
Expected volatility(2)	27.25%
Expected dividend yield(3)	3.25%
Risk-free interest rate(4)	2.63%
Weighted average fair value(5)	$5.75
____________

(1)
Since these SO grants are effectively part of a new program, the expected term was calculated using the "Simplified Method” under the SEC guidance based on the SOs vesting schedule and contractual term. We did not have sufficient historical exercise data to provide a reasonable basis to estimate an expected term.

(2)	The expected volatility was calculated based on a combination of Xerox's term-matched historical volatility and implied volatility from traded options.

(3)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the grant date.

(4)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve with a maturity matched to the expected term of the SOs.

(5)	The weighted average of fair values used to record compensation expense as determined by the BS option-pricing model.
SOs granted during the three months ended June 30, 2018 were 1,317.

Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2018 Form 10-Q

Note 16 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(335)	$(322)	$204	$204	$(151)	$(146)	$338	$337
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges - (losses) gains	(2)	(1)	(22)	(17)	10	7	(13)	(11)
Changes in cash flow hedges reclassed to earnings(1)	—	—	4	2	12	10	8	4
Other (losses) gains	(2)	(2)	1	1	(3)	(3)	1	1
Net unrealized (losses) gains	(4)	(3)	(17)	(14)	19	14	(4)	(6)

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(22)	(16)	(1)	(1)	36	27	(9)	(6)
Prior service amortization(2)	(3)	(3)	(3)	(2)	(5)	(4)	(5)	(3)
Actuarial loss amortization/settlement(2)	47	35	44	30	93	70	110	74
Fuji Xerox changes in defined benefit plans, net(3)	(3)	(3)	8	8	(24)	(24)	21	21
Other gains (losses)(4)	77	77	(64)	(64)	39	39	(89)	(89)
Changes in defined benefit plans gains (losses)	96	90	(16)	(29)	139	108	28	(3)

Other Comprehensive (Loss) Income	(243)	(235)	171	161	7	(24)	362	328
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	1	1
Other Comprehensive (Loss) Income Attributable to Xerox	$(243)	$(235)	$171	$161	$7	$(24)	$361	$327
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2018	December 31, 2017
Cumulative translation adjustments	$(1,927)	$(1,781)
Other unrealized gains (losses), net	2	(12)
Benefit plans net actuarial losses and prior service credits(1)	(1,847)	(1,955)
Total Accumulated other comprehensive loss attributable to Xerox	$(3,772)	$(3,748)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2018 Form 10-Q

Note 17 – Earnings per Share
(share data in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$112	$166	$135	$212
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income from continuing operations available to common shareholders	109	163	128	205
Net loss from discontinued operations attributable to Xerox	—	—	—	(6)
Adjusted Net income available to common shareholders	$109	$163	$128	$199

Weighted average common shares outstanding	254,895	254,193	254,791	254,107
Basic Earnings (Loss) per Share:
Continuing operations	$0.42	$0.64	$0.50	$0.81
Discontinued operations	—	—	—	(0.03)
Basic Earnings per Share	$0.42	$0.64	$0.50	$0.78

Diluted Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$112	$166	$135	$212
Accrued dividends on preferred stock	(3)	—	(7)	(7)
Adjusted Net income from continuing operations available to common shareholders	109	166	128	205
Net loss from discontinued operations attributable to Xerox	—	—	—	(6)
Adjusted Net income available to common shareholders	$109	$166	$128	$199

Weighted average common shares outstanding	254,895	254,193	254,791	254,107
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	3,052	2,275	2,931	2,190
Convertible preferred stock	—	6,742	—	—
Adjusted Weighted average common shares outstanding	257,947	263,210	257,722	256,297
Diluted Earnings (Loss) per Share:
Continuing operations	$0.42	$0.63	$0.50	$0.80
Discontinued operations	—	—	—	(0.02)
Diluted Earnings per Share	$0.42	$0.63	$0.50	$0.78

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	1,097	—	1,097	—
Restricted stock and performance shares	4,329	2,375	4,450	2,460
Convertible preferred stock	6,742	—	6,742	6,742
Total Anti-Dilutive Securities	12,168	2,375	12,289	9,202

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50

Xerox 2018 Form 10-Q

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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2018, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $510, with the decrease from our December 31, 2017 balance of approximately $600, primarily related to currency, partially offset by new cases and interest. With respect to the unreserved balance of approximately $510, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2018, we had $62 of escrow cash deposits for matters we are disputing and additional letters of credit and surety bonds of $113 and $91, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of June 30, 2018. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:

1.	Deason v. Fujifilm Holdings Corp., et al.; Deason v. Xerox Corp., et al.; In re Xerox Corporation Consolidated Shareholder Litigation:
In February 2018, five complaints, including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County ("Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (“Fuji Transaction”) (refer to Note 19 - Fuji Xerox Transaction and Recent Developments). All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox's directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The lawsuits seek injunctive relief preventing the previously proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.

Xerox 2018 Form 10-Q

Another complaint filed by Darwin Deason, a Xerox shareholder, against Xerox and its directors in the same Court on March 2, 2018 alleged that defendants breached their fiduciary duties by refusing Mr. Deason’s request for a waiver of the deadline for nomination of a new slate of Xerox directors, and sought to enjoin Xerox and its directors from enforcing Xerox’s advance notice by-laws, thereby allowing Mr. Deason to proceed with the nominations, as well as costs, fees, and other relief.
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
On May 1, 2018, Xerox entered into a Director Appointment, Nomination and Settlement Agreement (the “Settlement Agreement”) with Carl Icahn and Darwin Deason, among others, that would have resolved the pending proxy contest in connection with Xerox’s 2018 Annual Meeting of Shareholders, as well as the ongoing litigation brought by Mr. Deason against Xerox and its directors related to the Fuji Transaction. The agreement expired by its terms on May 3, 2018 without becoming effective.
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
On May 13, 2018, a settlement agreement with respect to the Deason cases was signed on behalf of plaintiff Deason, the Icahn Group and related parties, and all defendants except Fujifilm, and a memorandum of understanding regarding settlement of the putative class case was signed by all defendants except Fujifilm. Pursuant to the settlements, the settling defendants withdrew their appeal and motion to stay in the Deason cases. The settling defendants also withdrew their motion to stay in the putative class case. Fujifilm's appeal and motion for a stay of the proceedings in the first Deason case and the putative class case remain pending before the Appellate Division. The Court entered a stipulation of discontinuance as to the settling parties in the second Deason case on May 14, 2018, and agreed on June 22, 2018 to do the same in the first Deason case.
On June 14, 2018, Fujifilm filed answers in the first Deason case and the putative class case, along with cross-claims against the members of the Xerox Board (as constituted before May 13, 2018) and a third-party complaint against Xerox director Jonathan Christodoro, seeking contribution for any potential award against Fujifilm for aiding and abetting purported breaches of fiduciary duties.
On June 19, 2018, the putative class plaintiffs filed a motion for preliminary approval of a stipulation of settlement that would resolve the claims asserted by the plaintiffs in the putative class case against all defendants, other than Fujifilm. Carmen Ribbe, the plaintiff in the below derivative action, and Fujifilm filed oppositions to the motion on July 10, 2018.
On June 22, 2018, the Court entered an order denying a joint motion by the putative class plaintiffs and the settling defendants to dissolve the injunction in the class case as against the settling defendants, and entered an order denying Fujifilm’s motion to dissolve the injunctions in the class case and the first Deason case in their entirety. The class has not yet been certified, and preliminary approval has not been granted.
Xerox will vigorously defend these lawsuits to the extent that the proceedings continue as to Xerox. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in these lawsuits. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

2.	Ribbe v. Jacobson, et al.:
On May 24, 2018, a shareholder derivative complaint was filed with the Court by Carmen Ribbe against all defendants in the putative class action described above, as well as Centerview Partners, LLC. Plaintiff made no pre-complaint demand. The Ribbe complaint contains allegations of breaches of fiduciary duty similar to those in the putative class complaint, and further alleges that Fujifilm and Centerview aided and abetted those breaches, and that the directors breached their fiduciary duties and wasted corporate assets by, among other things, agreeing to releases of claims

Xerox 2018 Form 10-Q

against them and allowing certain alleged payments in settlement of the Deason and putative class cases. It seeks unspecified damages for Xerox, rescission or reformation of the Deason and putative class settlements, restitution of funds allegedly paid to the directors, injunctive relief against wrongful practices, costs and attorneys’ fees, as well as other relief. Xerox has not yet responded to the complaint. Xerox believes the lawsuit is meritless and will vigorously defend it. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

3.	Fujifilm Holdings Corp. v. Xerox Corporation:
On June 18, 2018, Fujifilm filed a complaint against Xerox in the U.S. District Court for the Southern District of New York, relating to the Fuji Transaction agreements. The complaint alleges that Xerox (1) willfully breached the Fuji Transaction agreements by purporting to terminate them to appease Messrs. Icahn and Deason and using as a pretext issues with Fujifilm’s untimely submitted financials, and by settling the Deason litigation without notice to or consent by Fujifilm; (2) willfully breached the implied covenant of good faith and fair dealing by failing to support and use best efforts to conclude the Fuji Transaction, thus depriving Fujifilm of the benefit of its bargain; and (3) effected a change in Xerox’s recommendation regarding the Fuji Transaction, entitling Fujifilm to terminate the Fuji Transaction agreements and to receive from Xerox a $183 termination fee. Fujifilm seeks a judgment for damages to be determined at trial in an amount in excess of $1.0 billion plus punitive damages; a declaration regarding the alleged change in recommendation such that Fujifilm may terminate the transaction and Xerox must pay the $183 termination fee and other remedies; costs and attorneys’ fees; and other relief the court may deem appropriate. Xerox has not yet responded to the complaint.
Xerox believes the lawsuit is meritless and will vigorously defend it. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS State Healthcare’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS State Healthcare’s contract. The State alleges that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which makes substantially similar allegations and seeks similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary Judgment seeking judgment in Xerox's favor on all claims against it. On July 2, 2018, the Court denied the State of Texas’ motion for a determination of the adequacy of its pleadings as to Xerox or in the alternative, seeking leave to amend its petition to bring additional claims against Xerox. The Defendants will continue to vigorously defend themselves in this matter. This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.
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

Xerox 2018 Form 10-Q

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
Other Contingencies
We have issued or provided approximately $328 of guarantees as of June 30, 2018 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Note 19 – Fuji Xerox Transaction and Recent Developments
Pending Litigation Relating to the Fuji Transaction
Refer to Note 18 - Contingencies and Litigation for discussion of the Pending Litigation Relating to the Fuji Xerox Transaction.
Fuji Xerox Transaction Overview and Termination of Agreement
On January 31, 2018, Xerox entered into (i) a Redemption Agreement with FUJIFILM Holdings Corporation, a Japanese company (“Fujifilm”), and Fuji Xerox Co., Ltd., a Japanese company, in which Xerox indirectly holds a 25% equity interest while Fujifilm holds the remaining 75% equity interest (“Fuji Xerox”), and (ii) a Subscription Agreement with Fujifilm (collectively, the “Transaction Agreements”). Under the terms of the Transaction Agreements, Fuji Xerox would have become a wholly-owned subsidiary of Xerox, Xerox shareholders would have received a $2.5 billion special cash dividend and Xerox would have become owned 49.9% by Xerox's shareholders as of the closing date for the transaction and 50.1% by Fujifilm.
On May 13, 2018, prior to the entry into the Settlement Agreement discussed in Note 18 - Contingencies and Litigation, the Company delivered a written notice of termination of the Subscription Agreement to Fujifilm in accordance with the terms of the Subscription Agreement, which provided the Company with certain terminations rights, including (a) if the audited financial statements of FX deviate in any material respect from the unaudited financial statements of FX and its subsidiaries provided to the Company prior to the date of the Subscription Agreement and (b) if Fujifilm or FX fails to perform any covenant or agreement set forth in the Subscription Agreement that would cause certain conditions to

Xerox 2018 Form 10-Q

the consummation of the transactions contemplated by the Subscription Agreement not to be satisfied, which breach or failure to perform cannot be cured or, if capable of cure, has not been cured by the earlier of 30 days following written notice thereof from the Company to Fujifilm. By virtue of the termination of the Subscription Agreement, the Redemption Agreement terminated automatically. The Company's termination of the Transaction Agreements is the subject of pending litigation.
As a result of the failure by Fujifilm to deliver the audited financial statements of FX by April 15, 2018 and the material deviations reflected in the audited financial statements of FX, when delivered, the Company determined that it is in the best interest of the Company and its shareholders to terminate the Subscription Agreement in accordance with the termination rights set forth therein, taking into account other circumstances limiting the ability of the Company, Fujifilm and FX to consummate a transaction.
The Company continues to maintain existing commercial relationships with FX and Fujifilm, including, as part of the following agreements: (i) the Joint Enterprise Contract, between the Company and Fujifilm, dated March 30, 2001, (ii) the Technology Agreement, dated April 1, 2006, by and between the Company and FX and (iii) the Master Program Agreement made and entered into as of September 9, 2013 by and between the Company and FX. On June 25, 2018, the Company disclosed to Fujifilm that it does not currently plan to renew the Technology Agreement when it expires in 2021. In addition, the Company disclosed plans that it may sell products directly into the Asia-Pacific market with sole and exclusive use of the Xerox brand name. Xerox’s goals include sourcing products, parts and supplies from the most competitive suppliers to support the needs of its customers.
Bridge Facility Termination
On January 31, 2018, Xerox entered into a Commitment Letter with Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., which provided a commitment for a $2.5 billion unsecured bridge loan facility that would have been available for Xerox to pay the special one-time cash dividend of $2.5 billion to existing shareholders of Xerox in connection with the Transaction Agreements, as described above.
Concurrent with the termination of the Transaction Agreements, the commitment to provide the unsecured bridge loan facility was terminated in the second quarter 2018 and, as a result, the remaining unamortized debt issuance costs of $16 were written-off.
Note 20 – Subsequent Event
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). This program replaces the $245 of authority remaining under the Company's previously authorized share repurchase program.

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

Xerox 2018 Form 10-Q

Overview
Fuji Xerox Transaction and Recent Developments
Refer to Note 18 - Contingencies and Litigation and Note 19 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements for additional information related to this terminated transaction and related matters.
Fuji Xerox Adjustments
As previously disclosed, in April 2017 Fujifilm publicly announced it had formed an independent investigation committee ("IIC") to conduct a review of the appropriateness of the accounting practices at Fuji Xerox’s New Zealand subsidiary related to the recovery of receivables associated with certain bundled leasing transactions that occurred in, or prior to, Fuji Xerox’s fiscal year ending March 31, 2016. The IIC’s review, completed during the second quarter 2017, identified total aggregate adjustments to Fuji Xerox's financial statements of approximately JPY 40 billion (approximately $360 million based on the Yen/U.S. Dollar spot exchange rate at March 31, 2017 of 111.89). The adjustments identified by the IIC primarily related to misstatements at Fuji Xerox's New Zealand subsidiary as well as their Australian subsidiary and certain other adjustments. We determined that our cumulative share of the total aggregate adjustments identified as part of the investigation was approximately $90 million and affected our fiscal years 2009 through 2017. In the second quarter 2017, we revised our previously issued annual consolidated financial statements for 2015 and 2016 and the first quarter of 2017. As a result of the IIC’s findings and recommendations, Fuji Xerox began the process of implementing improved management controls, an entity level monitoring system for financial statements of subsidiaries, and oversight and governance policies, practices and procedures.
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
Refer to Note 9 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information.
Second Quarter 2018 Review
Total revenue of $2.51 billion for second quarter 2018 declined 2.2% from second quarter 2017 and included a 1.8-percentage point favorable impact from currency. Total revenue in 2018 has not fully benefited from the new product launch in 2017 and further increase in our share of the market is needed to improve the revenue trend. Post sale revenue, which primarily reflects contracted services, equipment maintenance, supplies and financing, was $1.95 billion and represented 78% of total revenue. Post sale revenue declined 3.1% from second quarter 2017 and included a 1.9-percentage point favorable impact from currency. Excluding the impact from currency, the decline in post sale revenues primarily reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices. These declines were partially offset by higher revenues from our Managed Document Services (MDS) and Global Imaging business as well as higher paper sales revenue and supplies revenue, excluding original equipment manufacturer (OEM) supplies. Total equipment revenue of $561 million increased 0.9%, including a 1.5-percentage point favorable impact from currency. Excluding the impact from currency, the decline of total equipment revenue primarily reflected the impact of lower OEM equipment

Xerox 2018 Form 10-Q

sales and price declines of approximately 5%, which were partially offset by a favorable comparison to second quarter 2017 due to the timing of our ConnectKey product introduction.
Total revenue of $4.95 billion for the six months ended June 30, 2018 declined 1.5% from the prior year period and included a 2.8-percentage point favorable impact from currency. Post sale revenue of $3.89 billion, which represented 79% of total revenue, declined 1.7% and included a 2.9-percentage point favorable impact from currency. The decline in post sale revenue primarily reflected continuing lower page volume trends, an ongoing competitive price environment, a lower population of devices, as well as the higher mix of installs of lower usage devices. These declines were partially offset by higher revenues from our Managed Document Services and Global Imaging business as well as higher paper sales revenue. Total equipment revenue of $1.06 billion declined 0.8% including a 2.5-percentage point favorable impact from currency. Excluding the impact from currency, the decline of total equipment revenue reflected the impact of lower OEM equipment sales and reflected price declines of approximately 5%. The decline in Equipment sales also reflected the overall market decline trends and unfavorable mix.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	B/(W)	2018	2017	B/(W)
Net income from continuing operations attributable to Xerox	$112	$166	$(54)	$135	$212	$(77)
Adjusted(1) Net income from continuing operations attributable to Xerox	213	224	(11)	391	400	(9)
The decrease in Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2018 as compared to the prior year periods was primarily due to Transaction and related costs, net and lower revenues. These impacts were partially offset by lower Non-service retirement-related costs and gains on the sale of non-core assets. The decrease in Net income from continuing operations attributable to Xerox for the six months ended June 30, 2018 was also negatively impacted by lower Equity in net income from unconsolidated affiliates, which included our share of a significant restructuring charge recorded by Fuji Xerox and Income tax expense.
The decrease in adjusted1 Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2018 as compared to the prior year periods was primarily related to lower revenues, partially offset by the continued benefits of cost savings and productivity improvements, as well as gains from the sale of non-core assets. The decrease in adjusted1 Net income from continuing operations attributable to Xerox for the six months ended June 30, 2018 was also impacted by lower Equity in net income from unconsolidated affiliates, which included an out of period adjustment recorded during the first quarter 2018, as well as higher income taxes.
Operating cash flow from continuing operations attributable to Xerox for the six months ended June 30, 2018 was $451 million, as compared to $413 million for the prior year period. The increase was primarily due to the prior year reclassification of $110 million of collections of deferred proceeds and beneficial interests from the sale of receivables to investing cash flows as a result of an accounting change (refer to Note 3 - Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements for additional information) and improved working capital2.
Cash used in investing activities for the six months ended June 30, 2018 was $17 million and included capital expenditures of $50 million, which were partially offset by proceeds of $32 million from the sale of non-core business assets. Cash used in financing activities of $456 million for the six months ended June 30, 2018 primarily reflects payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation, $19 million of bridge facility costs and dividend payments of $135 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital reflects Accounts receivable, net, Inventories and Accounts payable and accrued compensation.

Xerox 2018 Form 10-Q

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change	% of Total Revenue 2018	% of Total Revenue 2017
Equipment sales	$561	$556	0.9%	(0.6)%	$1,060	$1,069	(0.8)%	(3.3)%	21%	21%
Post sale revenue	1,949	2,011	(3.1)%	(5.0)%	3,885	3,952	(1.7)%	(4.6)%	79%	79%
Total Revenue	$2,510	$2,567	(2.2)%	(4.0)%	$4,945	$5,021	(1.5)%	(4.3)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,017	$1,010	0.7%	(0.3)%	$1,950	$1,946	0.2%	(2.8)%
Less: Supplies, paper and other sales	(456)	(463)	(1.5)%	(2.0)%	(890)	(897)	(0.8)%	(2.2)%
Add: Equipment-related training(1)	—	9	NM	NM	—	20	NM	NM
Equipment sales	$561	$556	0.9%	(0.6)%	$1,060	$1,069	(0.8)%	(3.3)%

Services, maintenance and rentals	$1,425	$1,483	(3.9)%	(6.1)%	$2,856	$2,925	(2.4)%	(5.0)%
Add: Supplies, paper and other sales	456	463	(1.5)%	(2.0)%	890	897	(0.8)%	(2.2)%
Add: Financing	68	74	(8.1)%	(10.9)%	139	150	(7.3)%	(10.8)%
Less: Equipment-related training(1)	—	(9)	NM	NM	—	(20)	NM	NM
Post sale revenue	$1,949	$2,011	(3.1)%	(5.0)%	$3,885	$3,952	(1.7)%	(4.6)%

North America	$1,514	$1,534	(1.3)%	(1.8)%	$2,952	$3,007	(1.8)%	(2.3)%	60%	60%
International	898	895	0.3%	(3.9)%	1,789	1,747	2.4%	(4.7)%	36%	35%
Other	98	138	(29.0)%	(29.0)%	204	267	(23.6)%	(23.6)%	4%	5%
Total Revenue(2)	$2,510	$2,567	(2.2)%	(4.0)%	$4,945	$5,021	(1.5)%	(4.3)%	100%	100%

Memo:
Managed Document Services(3)	$871	$833	4.6%	2.3%	$1,733	$1,653	4.8%	1.5%	35%	33%
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

(3)
Excluding Equipment revenue, Managed Document Services (MDS) was $752 million and $736 million for the three months ended June 30, 2018 and 2017, respectively, representing an increase of 2.2% including a 2.1-percentage point favorable impact from currency. For the six months ended June 30, 2018 and 2017, excluding equipment revenue, MDS was $1,505 million and $1,450 million, respectively, representing an increase of 3.8% including a 3.2-percentage point favorable impact from currency.

Total revenue for the three months ended June 30, 2018 decreased 2.2% as compared to second quarter 2017, with a 1.8-percentage point favorable impact from currency, while total revenue for the six months ended June 30, 2018 decreased 1.5% as compared to the prior year period, with a 2.8-percentage point favorable impact from currency. Total revenue reflected the following:
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated with the population of devices in the field, which is affected by installs and removals, as well as the page volumes generated by the usage of such devices and the revenue per printed page. Post sale revenue for the three months ended June 30, 2018 decreased 3.1% as compared to second quarter 2017, with a 1.9-percentage point favorable impact from currency, while Post sale revenue for the six months ended June 30, 2018 decreased 1.7% as compared to the prior year period, with a 2.9-percentage point favorable impact from currency. Post sale revenue reflected the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS).

Xerox 2018 Form 10-Q

◦
For the three months ended June 30, 2018 Service, maintenance and rentals revenues decreased 3.9% as compared to second quarter 2017, with a 2.2-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment, and a lower population of devices, which are partially associated with lower signings and installs in prior periods. These impacts are partially offset by higher revenues from MDS, driven by our SMB-focused channels, along with revenues from our Global Imaging business, inclusive of acquisitions.

◦
For the six months ended June 30, 2018 Service, maintenance and rentals revenues decreased 2.4% as compared to the prior year period, with a 2.6-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with lower signings and installs in prior periods. These impacts are partially offset by higher revenues from MDS, driven by our SMB-focused channels, along with revenues from our Global Imaging business, inclusive of acquisitions, and higher revenues from developing markets.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the three months ended June 30, 2018 Supplies paper and other sales decreased 1.5% as compared to second quarter 2017, with a 0.5-percentage point favorable impact from currency. The decline at constant currency[1] was driven by lower network integration and software licensing sales, while paper and supplies revenues increased, excluding original equipment manufacturer (OEM), supplies primarily from higher sales in developing markets and our Global Imaging business.

◦
For the six months ended June 30, 2018 Supplies paper and other sales decreased 0.8% as compared to the prior year period, with a 1.4-percentage point favorable impact from currency. The decline at constant currency[1] was driven by continued declines in OEM supplies as well as lower supplies demand consistent with a lower population of devices in the field and lower network integration and software licensing sales, partially offset by higher paper sales and supplies sales within our Global Imaging business.

•
Financing revenue is generated from financed equipment sale transactions. For the three months ended June 30, 2018 Financing revenue decreased 8.1% compared to second quarter 2017, with a 2.8-percentage point favorable impact from currency, while Financing revenue decreased 7.3% for the six months ended June 30, 2018 as compared to the prior year period, with a 3.5-percentage point favorable impact from currency. The decrease in these revenues reflected a declining finance receivables balance due to lower equipment sales in prior periods.

Equipment sales revenue

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change	2018	2017
Entry(1)	$62	$55	12.7%	10.6%	$115	$111	3.6%	(0.3)%	11%	10%
Mid-range	390	358	8.9%	7.4%	724	690	4.9%	2.6%	68%	65%
High-end	100	109	(8.3)%	(9.9)%	192	206	(6.8)%	(9.7)%	18%	19%
Other(1)	9	34	(73.5)%	(73.5)%	29	62	(53.2)%	(53.2)%	3%	6%
Equipment sales(2)	$561	$556	0.9%	(0.6)%	$1,060	$1,069	(0.8)%	(3.3)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)
In 2018, revenues from our OEM business are included in Other, which had historically been reported within Entry. This reclassification was made to provide better transparency to our business results. Prior year amounts have been adjusted to conform to this change.

(2)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment Sales (previously included in Post sale revenue). Prior year amounts have been adjusted to conform to this change.

Equipment sales revenue increased 0.9% for the three months ended June 30, 2018 as compared to second quarter 2017, with a 1.5-percentage point favorable impact from currency and was impacted by price declines of approximately 5% (which were in-line with our historic declines). The modest decline at constant currency1 included an approximate 4.0-percentage point unfavorable impact from lower OEM equipment sales while it also benefited from a favorable comparison as second quarter 2017 was measurably impacted by the timing of our ConnectKey product introductions. The increase in entry reflected higher sales of our ConnectKey devices in developing markets and U.S. indirect channels. The increase in mid-range reflected higher installs of new products across North America including higher large account sales as well as higher revenues from developing markets. The decrease in high-end sales primarily reflected lower revenues from iGen, at the top-end of the portfolio, along with lower revenues from black-and-white systems consistent with market decline trends; these declines were partially mitigated by higher activity from the recently launched Iridesse production press.

Xerox 2018 Form 10-Q

Equipment sales revenue decreased 0.8% for the six months ended June 30, 2018 as compared to the prior year period, with a 2.5-percentage point favorable impact from currency and was impacted by price declines of approximately 5% (which were in-line with our historic declines). The decline at constant currency1 reflected an approximate 3.0-percentage point unfavorable impact from lower OEM equipment sales. The decrease in entry reflected the follow-on impact of higher sales in fourth quarter 2017 related to the expansion of our U.S. indirect channels, as well as a higher mix of low-end personal devices mainly in our developing markets, partially offset by higher sales of our ConnectKey devices. The increase in mid-range reflected higher installs of new products in all of our go-to-market sales channels, as well as higher revenues from our Global Imaging business and developing markets. The decrease in high-end primarily reflected lower revenues from iGen, as well as lower revenues from black-and-white systems consistent with market decline trends; these declines were partially mitigated by higher activity from the recently launched Iridesse production press and the Versant entry production color systems launched in the second quarter of 2017.
Total Installs
Revenue associated with equipment installations (discussed below) may be reflected up-front in Equipment sales or over time either through rental income or as part of our Managed Document Services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging business. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs in the second quarter of 2018:
Entry(1)

•	21% increase in color multifunction devices, reflecting demand for recently launched products across nearly all channels.

•	21% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher sales through U.S. indirect channels.
Mid-Range(2)

•	29% increase in mid-range color installs, reflecting demand across large enterprise and indirect channels as well as a favorable impact due to the timing of our ConnectKey launch in the prior year.

•
13% increase in mid-range black-and-white, reflecting demand for recently launched products as well as a favorable impact due to the timing of our ConnectKey launch in the prior year which more than offset market trends.

High-End(2)

•	9% decrease in high-end color installs, as growth from our new Iridesse production press was offset by lower installs of iGen and lower-end production systems.

•	12% decrease in high-end black-and-white systems reflecting market trends.

Installs for the six months ended June 30, 2018:
Entry(1)

•	13% increase in color multifunction devices, reflecting demand for recently launched products across nearly all channels.

•	20% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher sales through U.S. indirect channels.
Mid-Range(2)

•	23% increase in mid-range color installs, demand across large enterprise and indirect channels as well as a favorable impact due to the timing of our ConnectKey launch in the prior year.

•	12% increase in mid-range black-and-white, as demand for recently launched products and a favorable impact due to the timing of our ConnectKey launch in the prior year more than offset market trends.
High-End(2)

•	3% decrease in high-end color systems, as growth from Iridesse and Versant products was offset by lower installs of iGen and lower-end production systems.

•	11% decrease in high-end black-and-white systems reflecting market trends.

Xerox 2018 Form 10-Q

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Our reported signings mostly represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our Global Imaging business. Total Contract Value (TCV) is the estimated total contractual revenue related to signed contracts; our signings expressed in TCV were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change
Signings	$517	$643	(19.6)%	(20.7)%	$1,026	$1,155	(11.2)%	(12.4)%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Signings for the three months ended June 30, 2018 decreased 19.6% from second quarter 2017, including a 1.1-percentage point favorable impact from currency, and signings for the six months ended June 30, 2018 decreased 11.2% from the prior year period, including a 1.2-percentage point favorable impact from currency. The decrease in both periods reflected a lower renewal rate impacted by fewer large-deal renewal opportunities combined with ongoing competitive pressure in the market. On a trailing twelve month (TTM) basis, signings decreased 3.0% from the comparable prior year period, with a 0.9-percentage point favorable impact from currency.
New business TCV for the three months ended June 30, 2018 increased 2.9% from second quarter 2017, with a 0.9-percentage point favorable impact from currency, led by contracts signed in Europe. New business TCV for the six months ended June 30, 2018 decreased 1.0% from the prior year period, with a 1.1-percentage point favorable impact from currency. On a TTM basis, new business decreased 1.8% at constant currency1.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Contract renewal rate for the second quarter of 2018 was 75%, compared to our full year 2017 renewal rate of 84%.
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

____________________________

(1)
Entry installations exclude OEM sales; including OEM sales, for the three and six months ended June 30, 2018 Entry color multifunction devices decreased 20% and 7%,respectively, while Entry black-and-white multifunction devices increased 12% and 14%, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, for the three and six months ended June 30, 2018 Mid-range color devices increased 29% and 23%, respectively and High-end color systems decreased 10% and 3%, respectively.

Xerox 2018 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	B/(W)		2018	2017	B/(W)
Gross Profit	$1,001	$1,043	$(42)		$1,971	$2,018	$(47)
RD&E	101	102	1		201	213	12
SAG	624	626	2		1,252	1,260	8

Equipment Gross Margin	31.8%	28.7%	3.1	pts.	32.1%	29.7%	2.4	pts.
Post sale Gross Margin	42.1%	43.9%	(1.8)	pts.	42.0%	43.0%	(1.0)	pts.
Total Gross Margin	39.9%	40.6%	(0.7)	pts.	39.9%	40.2%	(0.3)	pts.
RD&E as a % of Revenue	4.0%	4.0%	—	pts.	4.1%	4.2%	0.1	pts.
SAG as a % of Revenue	24.9%	24.4%	(0.5)	pts.	25.3%	25.1%	(0.2)	pts.

Pre-tax Income	$133	$193	$(60)		$267	$177	$90
Pre-tax Income Margin	5.3%	7.5%	(2.2)	pts.	5.4%	3.5%	1.9	pts.

Adjusted(1) Operating Profit	$299	$338	$(39)		$552	$608	$(56)
Adjusted(1) Operating Margin	11.9%	13.2%	(1.3)	pts.	11.2%	12.1%	(0.9)	pts.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Second quarter 2018 pre-tax income margin of 5.3% decreased 2.2-percentage points as compared to second quarter 2017. The decrease was primarily driven by Transaction and related costs, net as well as lower adjusted1 operating profit, partially offset by lower Other expenses, net.
Pre-tax income margin for the six months ended June 30, 2018 of 5.4% increased 1.9-percentage points as compared to the prior year period. The increase was primarily driven by lower Restructuring and related costs that reflected cost productivity and savings as well as lower Other expenses, net partially offset by Transaction related costs, net.
Adjusted1 Operating Margin
Second quarter 2018 adjusted1 operating margin of 11.9% decreased 1.3-percentage points as compared to second quarter 2017, including a 0.8-percentage point unfavorable impact from SAG expenses specifically related to the exit of a real estate facility (0.5-percentage points) and the termination of an IT project (0.3-percentage points). The decline is also associated with lower post sale revenues and gross margins which more than offset cost productivity and savings, including savings from restructuring. Adjusted1 operating margin includes favorable transaction currency of 0.6-percentage points.
Adjusted1 operating margin for the six months ended June 30, 2018 of 11.2% decreased 0.9-percentage points as compared to the prior year period, including a 0.5-percentage point unfavorable impact from SAG expenses specifically related to the exit of a real estate facility (0.4-percentage points) and the termination of an IT project (0.1-percentage points). The decline is also associated with lower post sale revenues and gross margins which more than offset cost productivity and savings, including savings from restructuring. Adjusted1 operating margin includes favorable transaction currency of 0.6-percentage points.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Second quarter 2018 gross margin of 39.9% decreased 0.7-percentage points compared to second quarter 2017, including a 0.6-percentage point favorable impact from transaction currency, and also reflecting lower post sale margin as well as a less profitable mix of revenues.

Xerox 2018 Form 10-Q

Gross margin for the six months ended June 30, 2018 of 39.9% decreased 0.3-percentage points as compared to the prior year period, including a 0.6-percentage points favorable impact from transaction currency, and also reflecting lower post sale margin as well as a less profitable mix of revenues and the impact of pricing, which more than offset cost productivity and savings, including savings from restructuring.
Second quarter 2018 equipment gross margin of 31.8% increased 3.1-percentage points as compared to second quarter 2017, reflecting benefits from transaction currency and cost productivity savings partially offset by an unfavorable mix due to higher sales of lower end devices.
Equipment gross margin for the six months ended June 30, 2018 of 32.1% increased 2.4-percentage points as compared to the prior year period, reflecting benefits from transaction currency and cost productivity savings.
Second quarter 2018 post sale gross margin of 42.1% decreased 1.8-percentage points as compared to second quarter 2017 reflecting a one-time negative impact related to the timing of a manufacturing facility consolidation, as well as lower revenues that were only partially offset by productivity savings and modestly favorable transaction currency.
Post sale gross margin for the six months ended June 30, 2018 of 42.0% decreased 1.0-percentage points as compared to the prior year period reflecting the impact of lower revenues, partially offset by net productivity savings and modestly favorable transaction currency.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
R&D	$83	$78	$5	$164	$166	$(2)
Sustaining engineering	18	24	(6)	37	47	(10)
Total RD&E Expenses	$101	$102	$(1)	$201	$213	$(12)
Second quarter 2018 RD&E as a percentage of revenue of 4.0% was flat compared to second quarter 2017.
RD&E of $101 million decreased $1 million compared to second quarter 2017 and reflected cost reductions, including restructuring savings, and lower expenses from the sale of a business and associated transfers of resources to third parties during the prior year.
RD&E as a percentage of revenue for the six months ended June 30, 2018 of 4.1% was 0.1-percentage points lower compared to the prior year period.
RD&E of $201 million decreased $12 million compared to the prior year period and reflected cost reductions, including restructuring savings and lower expenses from the sale of a business and associated transfers of resources to third parties during the prior year, partially offset by additional investments in new innovation projects.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.9% increased 0.5-percentage points compared to second quarter 2017, including a 0.8-percentage point unfavorable impact from the exit of a real estate facility and the termination of an IT project.
SAG of $624 million was $2 million lower than second quarter 2017, including an approximate $10 million unfavorable impact from currency as well as $20 million of charges related to the accelerated depreciation from the early termination of a capital lease associated with a surplus facility ($13 million) and the write-off of an IT project ($7 million). These adverse impacts were more than offset by cost savings, including restructuring savings, which were partially offset by higher compensation and benefit expense as well as sales incentives. Bad debt expense of $12 million was $3 million higher than second quarter 2017 and remained at less than one percent of receivables.
SAG as a percentage of revenue for the six months ended June 30, 2018 of 25.3% increased 0.2-percentage points compared to the prior year period, including a 0.5-percentage point unfavorable impact from the exit of a real estate facility and the termination of an IT project.
SAG of $1,252 million for the six months ended June 30, 2018 was $8 million lower than the prior year period, including an approximate $29 million unfavorable impact from currency as well as $29 million of charges related to the accelerated depreciation from the early termination of a capital lease associated with a surplus facility ($22 million) and the write-off of an IT project ($7 million). These adverse impacts were more than offset by cost savings, including restructuring savings, which were partially offset by higher compensation and benefit expense as well as expenses from Global Imaging acquisitions. Bad debt expense of $25 million increased $3 million compared to the prior year period and remained at less than one percent of receivables.

Xerox 2018 Form 10-Q

Restructuring and Related Costs
Second quarter 2018 Restructuring and related costs of $34 million included $40 million of severance costs related to headcount reductions of approximately 550 employees worldwide. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives. Second quarter 2018 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% on SAG reductions and the remainder focused on RD&E optimization.
Restructuring and related costs were $62 million for the six months ended June 30, 2018 and included $64 million of severance costs related to headcount reductions of approximately 950 employees worldwide and $12 million of lease cancellation costs partially offset by $14 million of net reversals for changes in estimated reserves from prior period initiatives.
Second quarter 2017 Restructuring and related costs of $39 million included net restructuring and asset impairment charges of $32 million as well as $7 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program. Second quarter 2017 net restructuring and asset impairment charges of $32 million included $49 million of severance costs related to headcount reductions of approximately 500 employees worldwide and $1 million of lease cancellation charges. These costs were partially offset by $18 million of net reversals for changes in estimated reserves from prior period initiatives, which included a $5 million favorable adjustment on the early termination of the lease for the corporate airplane. The second quarter 2017 actions impacted several functional areas, with approximately 35% focused on gross margin improvements, approximately 60% on SAG reductions and the remainder focused on RD&E optimization.
Restructuring and related costs were $157 million for the six months ended June 30, 2017 and included net restructuring and asset impairment charges of $140 million as well as $17 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program. Net restructuring and asset impairment charges for the six months ended June 30, 2017 of $140 million included $157 million of severance costs related to headcount reductions of approximately 1,500 employees worldwide and $3 million of lease cancellation costs partially offset by $20 million of net reversals for changes in estimated reserves from prior period initiatives, which included a $5 million favorable adjustment on the early termination of the lease for the corporate airplane.
The restructuring reserve balance as of June 30, 2018 for all programs was $79 million, of which $76 million is expected to be spent over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
We recorded $96 million of Transaction and related costs, net for the six months ended June 30, 2018, which included the following:

•
Costs related to the previously disclosed settlement agreement reached with certain shareholders as well as third-party legal and other related costs associated with on-going litigation resulting from the terminated combination transaction and other related shareholder actions.

•	$19 million of costs related to the commitment for a $2.5 billion unsecured bridge loan facility, which was terminated concurrent with the termination of the Fuji Xerox combination transaction.

•
Insurance recoveries of approximately $15 million for litigation and related settlement costs. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated transaction and shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized. As previously disclosed, in July 2018, we reached a settlement with a financial advisor for the refund of approximately $13.5 million, which will be recorded in the third quarter 2018.

•	Costs related to the proposed combination transaction with Fuji Xerox, which was terminated in May 2018, primarily for third-party accounting, legal, consulting and other similar types of services.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2018 of $24 million was $5 million lower compared to the prior year period.
Worldwide Employment
Worldwide employment was approximately 34,300 as of June 30, 2018 and decreased by approximately 1,000 from December 31, 2017. The reduction is primarily due to the impact of restructuring and productivity-related reductions.

Xerox 2018 Form 10-Q

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Non-financing interest expense	$27	$24	$56	$60
Non-service retirement-related costs	25	34	50	94
Interest income	(4)	(2)	(7)	(4)
Gains on sales of businesses and assets	(16)	(1)	(32)	(1)
Currency losses (gains), net	1	1	(1)	4
Loss on sales of accounts receivable	—	3	1	6
Loss on early extinguishment of debt	—	—	—	13
All other expenses, net	6	9	2	10
Other expenses, net	$39	$68	$69	$182
Non-Financing Interest Expense
Non-financing interest expense for the three months ended June 30, 2018 was $27 million and increased $3 million as compared to the second quarter of 2017. When combined with financing interest expense (Cost of financing), total interest expense increased by $3 million as compared to the second quarter of 2017 due to a higher debt balance reflecting $1.0 billion of new debt issued in the third quarter 2017 to fund, among other things, a $500 million voluntary contribution to our U.S. defined benefit pension plans partially offset by lower average interest rates.
Non-financing interest expense for the six months ended June 30, 2018 was $56 million and decreased $4 million as compared to the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $3 million from the prior year comparable period primarily due to a lower debt balance reflecting debt repayments of approximately $1.3 billion in the first quarter 2017 partially offset by $1.0 billion of new debt issued in the third quarter 2017 to fund, among other things, a $500 million voluntary contribution to our U.S. defined benefit pension plans; the decline also reflected lower average interest rates.
Non-Service Retirement-Related Costs
Non-service retirement-related costs decreased $9 million and $44 million, respectively, for the three and six months ended June 30, 2018 compared to the prior year periods. Both period decreases were primarily driven by the favorable impact of higher pension contributions and asset returns in the prior year. The decrease for the six months ended June 30, 2018 was also driven by lower losses from pension settlements as compared to the prior year period.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the three and six months ended June 30, 2018 of $16 million and $32 million, respectively, reflected the sale of non-core business assets.
Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Income Taxes
Second quarter 2018 effective tax rate was 28.6%. On an adjusted1 basis, second quarter 2018 effective tax rate was 26.7%. These rates were higher than the U.S. statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act, as discussed below, as well as the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and Non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2018 was 29.2% and on an adjusted1 basis, the six months ended June 30, 2018 effective tax rate was 27.5%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act, as discussed below, as well as the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and Non-service retirement-related costs.

Xerox 2018 Form 10-Q

Second quarter 2017 effective tax rate was 22.3%. On an adjusted1 basis, second quarter 2017 effective tax rate was 27.0%. Both rates were lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits and the geographic mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets and Non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2017 was 10.7% and on an adjusted1 basis, the six months ended June 30, 2017 effective tax rate was 27.0%. Both rates were lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits and the geographic mix of profits. The adjusted1 effective tax rate excludes the majority of the benefit from the re-measurement of certain unrecognized tax positions as well as the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Non-service retirement-related costs and other discrete items.
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
During the fourth quarter 2017, we recorded an estimated non-cash charge of $400 million reflecting the impact associated with the provisions of the Tax Act based on currently available information. Our estimated charge incorporates assumptions made based on our current interpretation of the Tax Act as well as currently available information and may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact this estimated charge. The $400 million estimated provisional charge continues to be our best estimate of the impacts from the Tax Act and no further adjustment of that charge was made in the six months ended June 30, 2018. However, we continue to evaluate the impacts from the Tax Act and likely will do so through the filing of our 2017 U.S. Tax Return in the third quarter 2018. Any adjustments to these provisional amounts will be reported as a component of Income tax expense in the reporting period in which any such adjustments are determined.
Effective January 1, 2018, we became subject to several provisions of the Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), Foreign Derived Intangible Income ("FDII"), Base Erosion and Anti-Abuse Tax ("BEAT"), and IRC Section 163(j) interest limitation (Interest Limitation). Our current estimate for the GILTI, FDII and Interest Limitation rules was determined to be immaterial, however we currently estimate that we are subject to BEAT. Accordingly, our effective tax rate for the three and six months ended June 30, 2018 includes the estimated impact for BEAT, which has also been incorporated into our estimated annual effective tax for 2018. Similar to the provisional charge recorded in the fourth quarter 2017 associated with the enactment of the Tax Act, the estimates for these additional provisions of the Tax Act were made based on our current interpretation of the Tax Act as well as currently available information and may change, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact these estimates.
Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total Equity in net income (loss) of unconsolidated affiliates	$19	$20	$(49)	$60
Fuji Xerox after-tax restructuring and other charges included in equity income (loss)	4	3	83	3
Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income (loss). For the three and six months ended June 30, 2018, equity income decreased $1 million and $109 million, respectively, as compared to the prior year periods. The six months ended June 30, 2018 equity loss included an approximate $28 million charge related to the out-of-period adjustments described in Note 9 - Investments in Affiliates, at Equity, in the Condensed Consolidated Financial Statements and in the "Fuji Xerox Adjustments" section above.

Xerox 2018 Form 10-Q

Equity in net income (loss) of unconsolidated affiliates for the three and six months ended June 30, 2018 included $1 million and $80 million, respectively, of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other charges. Other charges include costs associated with the terminated combination transaction discussed in Note 19 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements.
Net Income from Continuing Operations
Second quarter 2018 Net income from continuing operations attributable to Xerox was $112 million, or $0.42 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $213 million, or $0.80 per diluted share. Second quarter 2018 adjustments to Net income include Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and Non-service retirement-related costs as described in our Non-GAAP Financial Measures section.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2018 was $135 million, or $0.50 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $391 million, or $1.48 per diluted share and includes Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and Non-service retirement-related costs as described in our Non-GAAP Financial Measures section.
Second quarter 2017 Net income from continuing operations attributable to Xerox was $166 million, or $0.63 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $224 million, or $0.86 per diluted share. Second quarter 2017 adjustments to Net income include Restructuring and related costs, Amortization of intangible assets, and Non-service retirement-related costs as described in our Non-GAAP Financial Measures section.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2017 was $212 million, or $0.80 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $400 million, or $1.52 per diluted share and includes Restructuring and related costs, Amortization of intangible assets, and Non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Refer to Note 17 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
___________

(1)	Refer to the Net income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Discontinued operations relate to our Business Process Outsourcing (BPO) business, which was separated effective December 31, 2016. Refer to Note 4 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding Discontinued operations.
Net Income
Second quarter 2018 Net income attributable to Xerox was $112 million, or $0.42 per diluted share. Second quarter 2017 Net income attributable to Xerox was $166 million, or $0.63 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2018 was $135 million, or $0.50 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2017 was $206 million, or $0.78 per diluted share.
Other Comprehensive (Loss) Income
Second quarter 2018 Other Comprehensive Loss, Net Attributable to Xerox was $235 million and included $322 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar in the second quarter 2018 partially offset by net gains from the changes in defined benefit plans of $90 million primarily due to currency impacts on net actuarial losses. This compares to second quarter 2017 Other Comprehensive Income, Net Attributable to Xerox of $161 million, which included net translation adjustment gains of $204 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar in the second quarter 2017 partially offset by losses from the net changes in defined benefit plans of $29 million primarily due to currency impacts on net actuarial losses.
Other Comprehensive Loss, Net Attributable to Xerox for the six months ended June 30, 2018 was $24 million and included $146 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar in the first half of 2018 partially offset by net gains from the changes in defined benefit plans

Xerox 2018 Form 10-Q

of $108 million primarily due to settlements and the currency impacts on net actuarial losses. This compares to Other Comprehensive Income, Net Attributable to Xerox for the six months ended June 30, 2017 of $327 million, which included net translation adjustment gains of $337 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar in the first half of 2017.
Refer to Note 12 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Capital Resources and Liquidity
As of June 30, 2018 and December 31, 2017, total cash, cash equivalents and restricted cash were $1,327 million and $1,368 million, respectively. There were no borrowings under our Credit Facility or Commercial Paper Program at June 30, 2018 or December 31, 2017, respectively.
We continue to expect full year 2018 operating cash flows from continuing operations to be between $900 million and $1,100 million, capital expenditures are expected to be approximately $150 million and dividend payments to common shareholders are expected to be approximately $260 million.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2018	2017
Net cash provided by operating activities of continuing operations	$451	$413	$38
Net cash used in operating activities of discontinued operations	—	(95)	95
Net cash provided by operating activities	451	318	133

Net cash used in investing activities	(17)	(41)	24

Net cash used in financing activities	(456)	(1,338)	882

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	36	(55)
Decrease in cash, cash equivalents and restricted cash	(41)	(1,025)	984
Cash, cash equivalents and restricted cash at beginning of period	1,368	2,402	(1,034)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,327	$1,377	$(50)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $451 million for the six months ended June 30, 2018. The $38 million increase in operating cash from the prior year period was primarily due to the following:

•
$41 million increase in pre-tax income before Transaction and related costs, net, Depreciation and amortization, Gain on sales of businesses and assets, Restructuring and asset impairment charges and Defined benefit pension costs.

•
$176 million increase from accounts receivable primarily due to the timing of collections and lower revenue, as well as the prior year reclassification of $99 million of collections of deferred proceeds from the sales of accounts receivables to investing.

•	$33 million increase from lower restructuring payments.

•	$18 million increase due to lower net tax payments.

•	$17 million increase from inventory due to timing of the product launch in prior year.

•	$98 million decrease primarily related to the prior year settlements of foreign currency derivative contracts.

•	$68 million decrease from Accounts payable and accrued compensation primarily related to the year-over-year timing of supplier and vendor payments.

•	$38 million decrease due to net payments for Transaction and related costs.

•	$29 million decrease from higher pension contributions primarily in the U.K. Refer to Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information.

•	$27 million decrease in dividends received from equity investments primarily due to lower income from Fuji Xerox.

Xerox 2018 Form 10-Q

Cash Flows from Investing Activities
Net cash used in investing activities was $17 million for the six months ended June 30, 2018. The $24 million change from the prior year period was primarily due to the following:

•	$99 million decrease primarily as a result of the termination of certain accounts receivables sales arrangements in fourth quarter 2017.

•	$76 million increase due to no acquisitions in 2018.

•	$31 million increase primarily from the sale of non-core business assets in 2018.
Cash Flows from Financing Activities
Net cash used in financing activities was $456 million for the six months ended June 30, 2018. The $882 million decrease in the use of cash from the prior year period was primarily due to the following:

•
$1,018 million decrease from net debt activity. 2018 reflects payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs. 2017 reflects payments of $1.0 billion on Senior Notes and net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs.

•	$20 million decrease from common and preferred stock dividends.

•	$161 million increase resulting from the prior year final cash adjustment with Conduent.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 5 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2018	December 31, 2017
Principal debt balance(1)	$5,286	$5,579
Net unamortized discount	(30)	(35)
Debt issuance costs	(28)	(32)
Fair value adjustments(2)
- terminated swaps	(8)	4
- current swaps	5	1
Total Debt	$5,225	$5,517
____________________________

(1)	Includes Notes Payable of $4 million and $6 million as of June 30, 2018 and December 31, 2017, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2018	December 31, 2017
Total finance receivables, net(1)	$3,523	$3,752
Equipment on operating leases, net	438	454
Total Finance Assets, net(2)	$3,961	$4,206
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2017 includes a decrease of $64 million due to currency.
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

Xerox 2018 Form 10-Q

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2018	December 31, 2017
Finance receivables debt(1)	$3,084	$3,283
Equipment on operating leases debt	383	397
Financing debt	3,467	3,680
Core debt	1,758	1,837
Total Debt	$5,225	$5,517
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.

Debt Activity
Bridge Facility
Refer to Note 19 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements for additional information regarding the bridge facility that was terminated during the second quarter of 2018.
Sales of Accounts Receivable
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2018 Q3	$5
2018 Q4	—
2019	961
2020	1,052
2021	1,064
2022	302
2023 and thereafter	1,902
Total	$5,286
Treasury Stock
There were no share repurchases through the second quarter of 2018.
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). This program replaces the $245 million of authority remaining under the Company's previously authorized share repurchase program. The Company expects to opportunistically repurchase up to $500 million of shares during the remainder of 2018.

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2018 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures

•	Net income and Earnings per share (EPS)

•	Effective tax rate
The above measures were adjusted for the following items:
Amortization of intangible assets: The amortization of intangible assets is driven by our acquisition activity, which can vary in size, nature and timing as compared to other companies within our industry and from period to period. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.
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
Transaction and related costs, net: Transaction and related costs, net are expenses incurred in connection with Xerox's planned combination transaction with Fuji Xerox, which was terminated in May 2018, as well as, costs and expenses related to the previously disclosed settlement agreement reached with certain shareholders and litigation related to the terminated transaction and other shareholder actions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned combination transaction and the related shareholder settlement agreement and litigation. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Restructuring and other charges - Fuji Xerox: We also adjust our 25% share of Fuji Xerox’s Net income (loss) for similar items noted above such as Restructuring and related costs and Transaction and related costs, net based on the same rationale discussed above.

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
Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Adjusted Operating income and margin also include Equity in net income (loss) of unconsolidated affiliates. Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox's Net income (loss). We include this amount in our measure of operating income and margin as Fuji Xerox is our primary product supplier and intermediary to the Asia/Pacific market for distribution of Xerox branded products and services.
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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2018 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$112	$0.42	$166	$0.63	$135	$0.50	$212	$0.80
Adjustments:
Restructuring and related costs	34		39		62		157
Amortization of intangible assets	12		15		24		29
Transaction and related costs, net	58		—		96		—
Non-service retirement-related costs	25		34		50		94
Loss on early extinguishment of debt	—		—		—		13
Income tax on adjustments(2)	(32)		(33)		(59)		(92)
Remeasurement of unrecognized tax positions	—		—		—		(16)
Restructuring and other charges - Fuji Xerox(3)	4		3		83		3
Adjusted	$213	$0.80	$224	$0.86	$391	$1.48	$400	$1.52
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—		$—		$—
Weighted average shares for adjusted EPS(4)		265		263		264		263
Fully diluted shares at end of period(5)		265				—
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in 2018 represent costs associated with the terminated combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B Convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at June 30, 2018 as well as shares associated with our Series B Convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the second quarter 2018.

Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$133	$38	28.6%	$193	$43	22.3%
Non-GAAP Adjustments(2)	129	32		88	33
Adjusted(3)	$262	$70	26.7%	$281	$76	27.0%

	Six Months Ended June 30,
	2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$267	$78	29.2%	$177	$19	10.7%
Non-GAAP Adjustments(2)	232	59		293	92
Remeasurement of unrecognized tax positions	—	—		—	16
Adjusted(3)	$499	$137	27.5%	$470	$127	27.0%
____________________________

(1)	Pre-Tax Income and Income Tax Expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-tax income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-tax income under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2018 Form 10-Q

Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2018			2017
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$133	$2,510	5.3%	$193	$2,567	7.5%
Adjustments:
Restructuring and related costs	34			39
Amortization of intangible assets	12			15
Transaction and related costs, net	58			—
Non-service retirement-related costs	25			34
Equity in net income of unconsolidated affiliates	19			20
Restructuring and other charges - Fuji Xerox(2)	4			3
Other expenses, net	14			34
Adjusted	$299	$2,510	11.9%	$338	$2,567	13.2%

	Six Months Ended June 30,
	2018			2017
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$267	$4,945	5.4%	$177	$5,021	3.5%
Adjustments:
Restructuring and related costs	62			157
Amortization of intangible assets	24			29
Transaction and related costs, net	96			—
Non-service retirement-related costs	50			94
Equity in net (loss) income of unconsolidated affiliates	(49)			60
Restructuring and other charges - Fuji Xerox(2)	83			3
Other expenses, net	19			88
Adjusted	$552	$4,945	11.2%	$608	$5,021	12.1%
____________________________

(1)	Pre-Tax Income and revenue from continuing operations.

(2)	Other charges in 2018 represent costs associated with the terminated combination transaction.

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

Xerox 2018 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 18 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2017 Annual Report. The "Risk Factors Related to the Fujifilm Transactions" are no longer applicable as a result of the termination of the Transaction Agreements. The other Risk Factors remain applicable from our 2017 Annual Report. The information set forth under Note 18 - Contingencies and Litigation - Pending Litigation Relating to the Fuji Transaction, in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, is incorporated by reference in answer to this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2018
During the quarter ended June 30, 2018, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 30, 2018: Registrant issued 3,118 DSUs, representing the right to receive shares of common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Joseph J. Echevarria, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $28.86 per DSU (aggregate price $89,985), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2018
Board Authorized Share Repurchases Program:
There were no repurchases of Xerox Common stock pursuant to Board authorized share repurchase programs during the second quarter of 2018.
In July 2018, Registrant’s Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto). This program replaces the $245 million of authority remaining under Registrant’s previously authorized share repurchase program. Shares of Registrant’s common stock may be repurchased on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	7,764	$28.78	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	7,764
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2018 Form 10-Q

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

3.1(a)	Amendment to Registrant's Restated Certificate of Incorporation filed with the Department of State of New York on August 1, 2018.
3.1(b)
Restated Certificate of Incorporation filed with the Department of State of New York on August 2, 2018, as amended by Certificates of Amendment of Certificate of Incorporation filed with the Department of State of New York on December 23, 2016 and August 1, 2018.

3.2	By-Laws of the Registrant as amended through May 14, 2018.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.1
Director Appointment, Nomination and Settlement Agreement, dated as of May 13, 2018, by and among Registrant, Darwin Deason, the persons and entities listed on Schedule A thereto, William Curt Hunter, Jeffrey Jacobson, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker, Gregory Q. Brown, Joseph J. Echevarria and Cheryl Gordon Krongard.

Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.2	Memorandum of Understanding, dated May 13, 2018, by and among representatives acting on behalf of Deason, Registrant, the Existing Directors and the other parties thereto.
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.3	Notice of termination, dated May 13, 2018.
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.4	Letter Agreement dated May 14, 2018 between Registrant and John Visentin.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.5	Registrant’s Amendment No. 2 to the June 30, 2017 Amendment and Restatement of the 2004 Performance Incentive Plan, as amended to date.
10.6	Form of CEO Restricted Stock Award Agreement
10.7	Amendment to the CEO Option and Performance Share/Restricted Stock Unit Award Agreements.
10.8	Officer Severance Program, effective July 18, 2018
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2018 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 2, 2018

Xerox 2018 Form 10-Q

EXHIBIT INDEX

3.1(a)	Amendment to Registrant's Restated Certificate of Incorporation filed with the Department of State of New York on August 1, 2018.
3.1(b)
Restated Certificate of Incorporation filed with the Department of State of New York on August 10, 2018, as amended by Certificates of Amendment of Certificate of Incorporation filed with the Department of State of New York on December 23, 2016 and August 1, 2018.

3.2	By-Laws of Registrant as amended through May 14, 2018.
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.1
Director Appointment, Nomination and Settlement Agreement, dated as of May 13, 2018, by and among Registrant, Darwin Deason, the persons and entities listed on Schedule A thereto, William Curt Hunter, Jeffrey Jacobson, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker, Gregory Q. Brown, Joseph J. Echevarria and Cheryl Gordon Krongard.

Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.2	Memorandum of Understanding, dated May 13, 2018, by and among representatives acting on behalf of Deason, Registrant, the Existing Directors and the other parties thereto.
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.3	Notice of termination, dated May 13, 2018.
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.4	Letter Agreement dated May 14, 2018 between Registrant and John Visentin.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated May 13, 2018. See SEC File Number 001-04471.
10.5	Registrant’s Amendment No. 2 to the June 30, 2017 Amendment and Restatement of the 2004 Performance Incentive Plan, as amended to date.
10.6	Form of CEO Restricted Stock Award Agreement
10.7	Amendment to the CEO Option and Performance Share/Restricted Stock Unit Award Agreements.
10.8	Officer Severance Program, effective July 18, 2018.
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2018 Form 10-Q