Form 10-Q
period 2018-09-30
XEROX CORP
filed 2018-11-01
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at October 31, 2018
Common Stock, $1 par value	238,282,707 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; the outcome of our process to evaluate all strategic alternatives to maximize shareholder value, including terminating or restructuring Xerox's relationship with FUJIFILM Holdings Corporation ("Fujifilm"); international trade policies and their impact on the cost of and demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and our 2017 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Xerox assumes no obligation to update any forward looking statements as a result of new information or future events or developments, except as required by law.
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
September 30, 2018

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2018 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2018	2017	2018	2017
Revenues
Sales	$943	$981	$2,893	$2,927
Services, maintenance and rentals	1,344	1,443	4,200	4,368
Financing	65	73	204	223
Total Revenues	2,352	2,497	7,297	7,518
Costs and Expenses
Cost of sales	570	593	1,755	1,777
Cost of services, maintenance and rentals	807	870	2,529	2,623
Cost of financing	33	33	100	99
Research, development and engineering expenses	102	105	303	318
Selling, administrative and general expenses	583	630	1,835	1,890
Restructuring and related costs	29	35	91	192
Amortization of intangible assets	12	12	36	41
Transaction and related costs, net	(33)	—	63	—
Other expenses, net	57	52	126	234
Total Costs and Expenses	2,160	2,330	6,838	7,174
Income before Income Taxes and Equity Income	192	167	459	344
Income tax expense	142	18	220	37
Equity in net income (loss) of unconsolidated affiliates	43	30	(6)	90
Income from Continuing Operations	93	179	233	397
Income (loss) from discontinued operations, net of tax	—	3	—	(3)
Net Income	93	182	233	394
Less: Net income attributable to noncontrolling interests	4	3	9	9
Net Income Attributable to Xerox	$89	$179	$224	$385

Amounts Attributable to Xerox:
Net income from continuing operations	$89	$176	$224	$388
Net income (loss) from discontinued operations	—	3	—	(3)
Net Income Attributable to Xerox	$89	$179	$224	$385

Basic Earnings (Loss) per Share:
Continuing operations	$0.34	$0.68	$0.84	$1.49
Discontinued operations	—	0.01	—	(0.01)
Total Basic Earnings per Share	$0.34	$0.69	$0.84	$1.48
Diluted Earnings (Loss) per Share:
Continuing operations	$0.34	$0.67	$0.83	$1.47
Discontinued operations	—	0.01	—	(0.01)
Total Diluted Earnings per Share	$0.34	$0.68	$0.83	$1.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net Income	$93	$182	$233	$394
Less: Net income attributable to noncontrolling interests	4	3	9	9
Net Income Attributable to Xerox	89	179	224	385

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(13)	154	(159)	491
Unrealized (losses) gains, net	(9)	2	5	(4)
Changes in defined benefit plans, net	83	(41)	191	(44)
Other Comprehensive Income, Net	61	115	37	443
Less: Other comprehensive income, net attributable to noncontrolling interests	—	—	—	1
Other Comprehensive Income, Net Attributable to Xerox	61	115	37	442

Comprehensive Income, Net	154	297	270	837
Less: Comprehensive income, net attributable to noncontrolling interests	4	3	9	10
Comprehensive Income, Net Attributable to Xerox	$150	$294	$261	$827
__________________________

(1) Refer to Note 17 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,157	$1,293
Accounts receivable, net	1,290	1,357
Billed portion of finance receivables, net	102	112
Finance receivables, net	1,231	1,317
Inventories	958	915
Other current assets	232	236
Total current assets	4,970	5,230
Finance receivables due after one year, net	2,161	2,323
Equipment on operating leases, net	441	454
Land, buildings and equipment, net	527	629
Investments in affiliates, at equity	1,362	1,404
Intangible assets, net	232	268
Goodwill	3,899	3,930
Deferred tax assets	797	1,026
Other long-term assets	964	682
Total Assets	$15,353	$15,946
Liabilities and Equity
Short-term debt and current portion of long-term debt	$410	$282
Accounts payable	1,121	1,108
Accrued compensation and benefits costs	370	444
Accrued expenses and other current liabilities	835	907
Total current liabilities	2,736	2,741
Long-term debt	4,815	5,235
Pension and other benefit liabilities	1,488	1,595
Post-retirement medical benefits	647	662
Other long-term liabilities	231	206
Total Liabilities	9,917	10,439

Commitments and Contingencies (See Note 19)
Convertible Preferred Stock	214	214

Common stock	256	255
Additional paid-in capital	3,930	3,893
Treasury stock, at cost	(284)	—
Retained earnings	4,997	4,856
Accumulated other comprehensive loss	(3,711)	(3,748)
Xerox shareholders’ equity	5,188	5,256
Noncontrolling interests	34	37
Total Equity	5,222	5,293
Total Liabilities and Equity	$15,353	$15,946

Shares of common stock issued	255,664	254,613
Treasury stock	(10,502)	—
Shares of Common Stock Outstanding	245,162	254,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2018 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cash Flows from Operating Activities
Net income	$93	$182	$233	$394
(Income) loss from discontinued operations, net of tax	—	(3)	—	3
Income from continuing operations	93	179	233	397
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	120	131	398	399
Provisions	16	24	56	59
Net gain on sales of businesses and assets	(3)	(13)	(35)	(14)
Undistributed equity in net income of unconsolidated affiliates	(43)	(26)	9	(56)
Stock-based compensation	15	14	44	39
Restructuring and asset impairment charges	29	34	91	174
Payments for restructurings	(39)	(41)	(130)	(165)
Defined benefit pension cost	36	34	89	133
Contributions to defined benefit pension plans	(36)	(671)	(111)	(717)
Decrease (increase) in accounts receivable and billed portion of finance receivables	1	(34)	37	(174)
Increase in inventories	(20)	(99)	(91)	(187)
Increase in equipment on operating leases	(63)	(53)	(182)	(155)
Decrease in finance receivables	39	75	181	209
(Increase) decrease in other current and long-term assets	(2)	(5)	17	(48)
(Decrease) increase in accounts payable	(31)	(21)	12	54
Increase (decrease) in accrued compensation	4	17	(97)	(58)
Increase in other current and long-term liabilities	15	46	11	39
Net change in income tax assets and liabilities	124	—	165	(36)
Net change in derivative assets and liabilities	21	(9)	(2)	90
Other operating, net	(2)	(25)	30	(13)
Net cash provided by (used in) operating activities of continuing operations	274	(443)	725	(30)
Net cash used in operating activities of discontinued operations	—	(2)	—	(97)
Net cash provided by (used in) operating activities	274	(445)	725	(127)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(23)	(23)	(73)	(70)
Proceeds from sales of land, buildings and equipment	—	1	32	2
Proceeds from sale of businesses	—	20	—	20
Acquisitions, net of cash acquired	—	—	—	(76)
Collections of deferred proceeds from sales of receivables	—	58	—	157
Collections on beneficial interest from sales of finance receivables	—	2	—	13
Other investing, net	—	2	1	(27)
Net cash (used in) provided by investing activities	(23)	60	(40)	19
Cash Flows from Financing Activities
Net (payments) proceeds on short-term debt	(1)	—	(2)	1
Proceeds from issuance of long-term debt	2	1,001	7	1,006
Payments on long-term debt	(1)	(13)	(311)	(1,343)
Dividends	(69)	(68)	(204)	(223)
Payments to acquire treasury stock, including fees	(284)	—	(284)	—
Other financing, net	(6)	(12)	(21)	129
Net cash (used in) provided by financing activities	(359)	908	(815)	(430)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	19	(20)	55
(Decrease) increase in cash, cash equivalents and restricted cash	(109)	542	(150)	(483)
Cash, cash equivalents and restricted cash at beginning of period	1,327	1,377	1,368	2,402
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,218	$1,919	$1,218	$1,919
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
In third quarter 2018, we determined that the Pension Benefit Obligation (PBO) for our UK funded pension plan at December 31, 2017 was overstated by approximately GBP 40 million (approximately USD $53 or $43 after-tax). The error was the result of the plan administrator under reporting benefit payments. The correction of the PBO was recorded as an out-of-period adjustment in the third quarter 2018 with the offset to the balance sheet recorded as a credit to Changes in defined benefit plans, net in Other comprehensive income for the period. We assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period and the correction of the error in the third quarter 2018 is not expected to be material to the annual financial statements for 2018.
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
We adopted this standard using the modified retrospective method of adoption. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact for the large majority of our revenues. Lastly, a significant portion of our Equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation in 2018. Accordingly, in 2018 these revenues are now reported as part of Sales. As a result of this change, $8 and $25 of revenue was recorded, for the three and nine months ended September 30, 2018, respectively, as Sales, which would have been previously recorded as Services revenue in prior periods.

Xerox 2018 Form 10-Q

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
The impacts of adopting ASC Topic 606 on our Condensed Consolidated Balance Sheets were as follows:

	As of September 30, 2018
	Superseded Revenue Guidance(1)	Adjustments	As Reported
Deferred tax assets	$830	$(33)	$797
Other long-term assets	822	142	964
Retained earnings	4,888	109	4,997
____________

(1)	Reflects balance of account under revenue recognition guidance superseded by ASC Topic 606.
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

Xerox 2018 Form 10-Q

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

Xerox 2018 Form 10-Q

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
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Primary geographical markets(1):
United States	$1,414	$1,500	$4,307	$4,502
Europe	587	628	1,923	1,942
Canada	133	154	424	449
Other	218	215	643	625
Total Revenues	$2,352	$2,497	$7,297	$7,518

Major product and services lines:
Equipment(2)	$511	$520	$1,571	$1,569
Supplies, paper and other sales	432	461	1,322	1,358
Maintenance agreements(3)	587	624	1,854	1,925
Service arrangements(4)	587	637	1,824	1,895
Rental and other	170	182	522	548
Financing	65	73	204	223
Total Revenues	$2,352	$2,497	$7,297	$7,518

Sales channels:
Direct equipment lease(5)	$175	$165	$507	$488
Distributors & resellers(6)	304	331	1,005	1,024
Customer direct	464	485	1,381	1,415
Total Sales	$943	$981	$2,893	$2,927
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)
For the three and nine months ended September 30, 2017, Equipment sale revenues exclude $11 and $31, respectively, of equipment-related training revenue, which was classified as Services under previous revenue guidance - see "Adoption Summary" above.

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
Other Revenue Recognition Policies
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $108 and $91 at September 30, 2018 and January 1, 2018, respectively. The majority of the balance at September 30, 2018 will be amortized to revenue over approximately the next 30 months.

Xerox 2018 Form 10-Q

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
For the three and nine months ended September 30, 2018, the incremental direct costs of obtaining a contract of $22 and $62, respectively, were deferred and the related amortization was $24 and $72, respectively. The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2018 was $174. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs. These costs are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $10 at September 30, 2018.
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
Accounting Standard Updates to be Adopted:
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
The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. Some of these conforming changes such as those related to the definition of minimum lease payments, may potentially result in certain lease arrangements, which are currently accounted for as operating leases, being classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
This update is effective for our fiscal year beginning January 1, 2019 and certain practical expedients can be elected upon adoption. On the Lessee side, a cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The Company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact on the Consolidated Statement of Financial Position primarily related to the recognition of previously off-book operating leases. The Company is currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. On the Lessor side, the Company continues to assess the potential impacts of the guidance on its lease agreements with customers, including potential changes in contracting terms, and we also expect to elect the package of practical expedients.
The aggregate undiscounted value of our operating lease commitments at December 31, 2017 was approximately $450 and was primarily related to leases of facilities.

Xerox 2018 Form 10-Q

Financial Instruments - Credit Losses and Derivatives
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through Net income. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This update is effective for our fiscal year beginning January 1, 2020 and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2018-15 on our consolidated financial statements.
Income Taxes
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
Accounting Standard Updates Adopted in 2018:
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where current guidance is either unclear or does not include specific requirements. We adopted ASU 2016-15 effective for our fiscal year beginning January 1, 2018. This update includes specific guidance, that requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Formerly, those collections were reported in operating cash flows. We reported $60 and $170 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the three and nine months ended September 30, 2017, respectively. Since the update is required to be applied retrospectively, our reported 2017 operating and investing cash flows were revised accordingly in 2018 to report this amount as investing cash flows. There is no expected impact to our 2018 cash flows from this reporting change, due to the termination of all accounts receivable sales arrangements in North America and all but one arrangement in Europe and the final repurchase of previously sold finance receivables during the fourth quarter of 2017. The other seven issues noted in this update did not have a material impact on our financial condition, results of operations or cash flows.

Xerox 2018 Form 10-Q

Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 effective for our fiscal year beginning January 1, 2018 and applied it retrospectively through a revision of previously reported amounts. We held $61 and $75 of restricted cash, currently reported in Other current or long-term assets at September 30, 2018 and December 31, 2017, respectively. The changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, this update did not have a material impact on our financial condition, results of operations or cash flows. Refer to Note 5 - Supplementary Financial Information for additional information.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the affected employees during the period. Other components of net retirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Income from operations, if one is presented. We elected to report these costs as a separate item within Other expenses, net. The update also allows only the service cost component to be eligible for capitalization, when applicable. We adopted ASU 2017-07 effective for us beginning January 1, 2018. The presentation requirements of this update were required to be applied retrospectively through a revision of previously reported amounts. The requirement to limit capitalization to the service cost component was required to be applied prospectively. The adoption of this update did not have a material impact on our financial condition, results of operations or cash flows. Refer to Note 14 - Employee Benefit Plans for the service cost component and other components of net retirement benefit cost.
The following table reflects the adjustment of selected lines from our Condensed Consolidated Statements of Income to the recasted amounts as a result of the adoption of this update:

	Three Months Ended September 30, 2017
	As Reported	Adjustment	As Recasted
Cost of sales	$594	$(1)	$593
Cost of services, maintenance and rentals	882	(12)	870
Research, development and engineering expenses	108	(3)	105
Selling, administrative and general expenses	648	(18)	630
Restructuring and related costs	36	(1)	35
Other expenses, net	17	35	52

	Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Recasted
Cost of sales	$1,780	$(3)	$1,777
Cost of services, maintenance and rentals	2,666	(43)	2,623
Research, development and engineering expenses	332	(14)	318
Selling, administrative and general expenses	1,955	(65)	1,890
Restructuring and related costs	196	(4)	192
Other expenses, net	105	129	234
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

Xerox 2018 Form 10-Q

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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by the FASB's ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Act. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information.
During the fourth quarter 2017, we recorded an estimated non-cash charge of $400 reflecting our provisional estimated impact associated with the provisions of the Tax Act based on currently available information. During third quarter 2018, we adjusted our provisional estimate by an additional charge of $95 reflecting certain positions taken on our recently filed 2017 income tax return as well as consideration of additional guidance from the U.S. Treasury and Internal Revenue Service (IRS). The adjustment includes changes to the determination of the one-time deemed repatriation tax as well as additional re-measurement of our U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate. The total charge of $495 related to the Tax Act remains a provisional estimate as we continue to evaluate and consider additional impacts including those related to interpretive guidance from the U.S. Treasury and IRS as well as filing positions we may take on our 2018 U.S. Tax Return. Accordingly, additional adjustments, possibly material, may be recorded in the fourth quarter 2018 as we finalize our estimate related to the Tax Act. Any adjustments to this provisional amount will be reported as a component of Income tax expense.
Other Updates
In 2018, 2017 and 2016, the FASB also issued the following Accounting Standards Updates, which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Compensation - Retirement Benefits - Defined Benefit Plans - General: ASU 2018-14, (Topic 715-20) Changes to the Disclosure Requirements for Defined Benefit Plans. This update is effective for our fiscal year beginning January 1, 2020, early adoption is permitted.

•	Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update is effective for our fiscal year beginning January 1, 2020, early adoption is permitted.

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

Xerox 2018 Form 10-Q

Note 4 – Divestitures
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO business are presented as Discontinued operations and, as such, have been excluded from Continuing operations for all periods presented. The loss from operations for the nine months ended September 30, 2017 primarily reflected changes in estimates of separation-related costs.
Summarized financial information for our Discontinued operations is as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Loss from operations	$1	$9
Loss on disposal	—	—
Net loss before income taxes	(1)	(9)
Income tax benefit	4	6
Income (loss) from discontinued operations, net of tax	$3	$(3)

Xerox 2018 Form 10-Q

Note 5 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,157	$1,293
Restricted cash
Tax and labor litigation deposits in Brazil	59	72
Other restricted cash	2	3
Total Restricted cash	61	75
Cash, cash equivalents and restricted cash	$1,218	$1,368
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
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2018	December 31, 2017
Other current assets	$—	$1
Other long-term assets	61	74
Total Restricted cash	$61	$75
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for receivables	$11	$15	$37	$38
Provision for inventory	5	9	19	21
Provision for product warranty	3	4	10	11
Depreciation of buildings and equipment	30	35	118	103
Depreciation and obsolescence of equipment on operating leases	62	66	189	201
Amortization of internal use software	18	16	55	47
Amortization of product software	—	1	—	4
Amortization of acquired intangible assets	12	12	36	41
Amortization of customer contract costs(1)	25	1	75	3
Cost of additions to land, buildings and equipment	15	15	41	45
Cost of additions to internal use software	8	8	32	25
Common stock dividends	65	65	193	210
Preferred stock dividends	4	3	11	13
Payments to noncontrolling interests	1	5	14	17
__________________________

(1)
Amortization of customer contract costs for the three and nine months ended September 30, 2018 is reported in (Increase) decrease in other current and long-term assets. Refer to Note 2 - Adoption of New Revenue Recognition Standard - Contract Costs for additional information.

Xerox 2018 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2018	December 31, 2017
Invoiced	$1,013	$1,048
Accrued	334	368
Allowance for doubtful accounts	(57)	(59)
Accounts receivable, net	$1,290	$1,357
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
Of the accounts receivable sold and derecognized from our balance sheet, $98 and $161 remained uncollected as of September 30, 2018 and December 31, 2017, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accounts receivable sales(1)	$66	$520	$297	$1,598
Deferred proceeds	—	56	—	164
Loss on sales of accounts receivable	1	3	2	9
Estimated decrease to operating cash flows(2)	(34)	(77)	(61)	(83)
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

(2)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and, (iii) currency. In third quarter 2018, the $34 decrease reflected lower sales consistent with the seasonality of our European operations.

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
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	(2)	—	(2)
Balance at June 30, 2018	$56	$14	$35	$2	$107
Provision	2	—	4	—	6
Charge-offs	(2)	(2)	(4)	—	(8)
Recoveries and other(2)	1	1	—	—	2
Balance at September 30, 2018	$57	$13	$35	$2	$107
Finance receivables as of September 30, 2018 collectively evaluated for impairment (3)	$1,950	$352	$1,242	$57	$3,601

Balance at December 31, 2016	$55	$16	$37	$2	$110
Provision	4	—	5	—	9
Charge-offs	(6)	(2)	(2)	—	(10)
Recoveries and other(2)	—	2	—	—	2
Balance at March 31, 2017	$53	$16	$40	$2	$111
Provision	4	1	1	—	6
Charge-offs	(10)	(1)	(3)	—	(14)
Recoveries and other(2)	1	—	4	—	5
Balance at June 30, 2017	$48	$16	$42	$2	$108
Provision	1	—	3	—	4
Charge-offs	(2)	(1)	(3)	—	(6)
Recoveries and other(2)	8	1	1	—	10
Balance at September 30, 2017	$55	$16	$43	$2	$116
Finance receivables as of September 30, 2017 collectively evaluated for impairment(3)	$1,992	$391	$1,339	$66	$3,788
 __________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $107 and $116 at September 30, 2018 and 2017, respectively.

Xerox 2018 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2018				December 31, 2017
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$174	$331	$90	$595	$199	$345	$75	$619
Government and education	455	67	9	531	490	61	6	557
Graphic arts	83	132	94	309	84	97	141	322
Industrial	80	82	16	178	82	84	14	180
Healthcare	79	51	10	140	88	48	9	145
Other	63	89	45	197	68	98	40	206
Total United States	934	752	264	1,950	1,011	733	285	2,029
Finance and other services	50	36	22	108	54	42	27	123
Government and education	40	4	3	47	48	5	5	58
Graphic arts	26	30	27	83	34	35	27	96
Industrial	17	13	9	39	20	12	11	43
Other	36	22	17	75	36	25	16	77
Total Canada	169	105	78	352	192	119	86	397
France	223	186	18	427	234	226	22	482
U.K./Ireland	117	116	8	241	106	150	10	266
Central(1)	174	141	13	328	189	149	16	354
Southern(2)	43	145	13	201	52	144	13	209
Nordics(3)	26	18	1	45	29	21	1	51
Total Europe	583	606	53	1,242	610	690	62	1,362
Other	34	20	3	57	38	28	6	72
Total	$1,720	$1,483	$398	$3,601	$1,851	$1,570	$439	$3,860
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2018 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$14	$3	$2	$19	$576	$595	$9
Government and education	18	3	2	23	508	531	20
Graphic arts	12	1	—	13	296	309	6
Industrial	5	1	1	7	171	178	5
Healthcare	4	1	1	6	134	140	4
Other	6	1	1	8	189	197	4
Total United States	59	10	7	76	1,874	1,950	48
Canada	7	2	1	10	342	352	21
France	6	—	—	6	421	427	18
U.K./Ireland	2	—	—	2	239	241	1
Central(1)	1	1	1	3	325	328	8
Southern(2)	3	1	1	5	196	201	7
Nordics(3)	1	—	—	1	44	45	—
Total Europe	13	2	2	17	1,225	1,242	34
Other	3	—	—	3	54	57	—
Total	$82	$14	$10	$106	$3,495	$3,601	$103

	December 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$18	$3	$1	$22	$597	$619	$12
Government and education	18	3	3	24	533	557	21
Graphic arts	12	1	—	13	309	322	6
Industrial	6	1	1	8	172	180	4
Healthcare	5	1	1	7	138	145	5
Other	7	1	1	9	197	206	3
Total United States	66	10	7	83	1,946	2,029	51
Canada	8	2	1	11	386	397	17
France	6	—	—	6	476	482	22
U.K./Ireland	3	—	—	3	263	266	—
Central(1)	1	2	—	3	351	354	6
Southern(2)	4	1	1	6	203	209	6
Nordics(3)	—	—	—	—	51	51	—
Total Europe	14	3	1	18	1,344	1,362	34
Other	3	—	—	3	69	72	—
Total	$91	$15	$9	$115	$3,745	$3,860	$102
 _____________________________
(1)Switzerland, Germany, Austria, Belgium and Holland.
(2)Italy, Greece, Spain and Portugal.
(3)Sweden, Norway, Denmark and Finland.

Note 8 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2018	December 31, 2017
Finished goods	$817	$777
Work-in-process	60	49
Raw materials	81	89
Total Inventories	$958	$915

Xerox 2018 Form 10-Q

Note 9 – Investment in Affiliates, at Equity
Our Equity in net income (loss) of unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fuji Xerox	$41	$26	$(12)	$81
Other	2	4	6	9
Total Equity in net income (loss) of unconsolidated affiliates	$43	$30	$(6)	$90
Fuji Xerox
Equity in net income (loss) of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income (loss) that is different from that implied by our 25% ownership interest. In addition, the Equity in net income (loss) of Fuji Xerox for the three and nine months ended September 30, 2018 includes after-tax restructuring and other charges of $7 and $90, respectively.
In 2018, in connection with the completion of the audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016 and 2017, as well the review of Fuji Xerox’s unaudited interim financial statements as of and for the nine months ended December 31, 2017 and 2016, out-of-period adjustments and misstatements were identified. These adjustments and misstatements were to the previously reported Net income of Fuji Xerox for the period from 2010 through 2017 and were incremental to the items that had been identified by the IIC (or Fujifilm's independent investigation committee completed in June 2017). These incremental adjustments primarily relate to Fuji Xerox’s Asia Pacific subsidiaries and involve improper revenue recognition, including revenue associated with leasing transactions, additional provisions for bad debt allowances and other asset impairments. In certain instances, some of the adjustments related to inappropriate accounting and reporting practices in the Fuji Xerox Asia Pacific subsidiaries where previous misstatements were identified.
Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of these adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 charge related to these adjustments and misstatements. We determined that the impact of the out-of-period misstatements was not material to Xerox’s consolidated financial statements for any individual prior quarter or year and the adjustment to correct the misstatements is not expected to be material to our full year 2018 results.
Summarized financial information for Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Summary of Operations
Revenues	$2,326	$2,508	$7,017	$7,392
Costs and expenses	2,077	2,383	6,946	6,926
Income before Income Taxes	249	125	71	466
Income tax expense	84	41	95	117
Net Income (Loss)	165	84	(24)	349
Less: Net income attributable to noncontrolling interests	1	1	2	3
Net Income (Loss) – Fuji Xerox	$164	$83	$(26)	$346
Weighted Average Exchange Rate(1)	111.43	110.90	109.50	111.92
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2018 Form 10-Q

Note 10 – Restructuring Programs
During the nine months ended September 30, 2018, we recorded net restructuring and asset impairment charges of $91, which included $104 of severance costs related to headcount of approximately 1,850 employees worldwide and $13 of lease cancellation costs. These costs were partially offset by $26 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2017	$108	$1	$—	$109
Provision	24	12	—	36
Reversals	(8)	—	—	(8)
Net current period charges(1)	16	12	—	28
Charges against reserve and currency	(41)	(11)	—	(52)
Balance at March 31, 2018	$83	$2	$—	$85
Provision	40	—	—	40
Reversals	(6)	—	—	(6)
Net current period charges(1)	34	—	—	34
Charges against reserve and currency	(39)	(1)	—	(40)
Balance at June 30, 2018	$78	$1	$—	$79
Provision	40	1	—	41
Reversals	(12)	—	—	(12)
Net current period charges(1)	28	1	—	29
Charges against reserve and currency	(37)	(1)	—	(38)
Balance at September 30, 2018	$69	$1	$—	$70
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Charges against reserve and currency	$(38)	$(38)	$(130)	$(154)
Effects of foreign currency and other non-cash items	(1)	(3)	—	(11)
Restructuring cash payments	$(39)	$(41)	$(130)	$(165)

Xerox 2018 Form 10-Q

Note 11 – Debt
Bridge Facility
Refer to Note 20 - Fuji Xerox Transaction and Recent Developments for additional information regarding the bridge loan facility that was terminated during the second quarter of 2018.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense(1)	$61	$62	$184	$188
Interest income(2)	70	75	216	229
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of September 30, 2018, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net liability fair value of $6 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the nine months ended September 30, 2018.
The following is a summary of our fair value hedges at September 30, 2018:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(6)	3.03%	4.5%	Libor	2021
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
At September 30, 2018 and December 31, 2017, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,200 and $1,788 respectively, with terms of less than 12 months. Approximately 78% of the contracts at September 30, 2018 mature within three months, 11% mature in three to six months and 11% in six to twelve months. The associated currency exposures being hedged at September 30, 2018 were materially consistent with our year-end currency exposures, with the exception of our U.S. Dollar/Euro exposure, which decreased $288, and our Euro/U.K. Pound Sterling exposure, which decreased $128. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts were $6 and $14 as of September 30, 2018 and December 31, 2017, respectively.

Xerox 2018 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$1	$1
	Other current liabilities	(8)	(15)
Foreign currency options	Other current assets	1	—
	Other current liabilities	—	—
Interest rate swaps	Other long-term assets	—	1
	Other long-term liabilities	(6)	—
	Net designated derivative liability	$(12)	$(13)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$1
	Other current liabilities	(8)	(10)
	Net undesignated derivative liability	$(7)	$(9)

Summary of Derivatives	Total Derivative Assets	$3	$3
	Total Derivative Liabilities	(22)	(25)
	Net Derivative liability	$(19)	$(22)
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2018	2017	2018	2017
Fair Value Hedges - Interest Rate Contracts
Derivative (loss) gain recognized in interest expense	$(1)	$(1)	$(7)	$—
Hedged item gain recognized in interest expense	1	1	7	—

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(13)	$(9)	$(3)	$(22)
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(1)	(15)	(13)	(23)
During the three and nine months ended September 30, 2018 and 2017, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2018, a net after-tax loss of $7 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Xerox 2018 Form 10-Q

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2018	2017	2018	2017
Foreign exchange contracts – forwards	Other expense – Currency (loss) gain, net	$(7)	$(20)	$11	$(30)
For the three and nine months ended September 30, 2018 currency losses, net were $3 and $2, respectively. For the three and nine months ended September 30, 2017 currency losses, net were $0 and $4, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2018	December 31, 2017
Assets:
Foreign exchange contracts - forwards	$2	$2
Foreign currency options	1	—
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	17	18
Total	$20	$21
Liabilities:
Foreign exchange contracts - forwards	$16	$25
Foreign currency options	—	—
Interest rate swaps	6	—
Deferred compensation plan liabilities	18	19
Total	$40	$44
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,157	$1,157	$1,293	$1,293
Accounts receivable, net	1,290	1,290	1,357	1,357
Short-term debt and current portion of long-term debt	410	409	282	283
Long-term debt	4,815	4,770	5,235	5,373
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

Xerox 2018 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2018	2017	2018	2017	2018	2017
Service cost	$1	$—	$6	$5	$2	$2
Interest cost	35	31	37	43	5	7
Expected return on plan assets	(35)	(35)	(60)	(57)	—	—
Recognized net actuarial loss	5	5	14	20	—	—
Amortization of prior service credit	—	—	(1)	(1)	(1)	(1)
Recognized settlement loss	34	23	—	—	—	—
Defined benefit plans	40	24	(4)	10	6	8
Defined contribution plans(1)	9	9	8	8	n/a	n/a
Net Periodic Benefit Cost	49	33	4	18	6	8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)(2)	—	50	(53)	—	—	—
Amortization of net actuarial loss	(39)	(28)	(14)	(21)	—	(1)
Amortization of prior service credit	—	—	1	1	1	1
Total Recognized in Other Comprehensive Income(3)	(39)	22	(66)	(20)	1	—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$10	$55	$(62)	$(2)	$7	$8

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2018	2017	2018	2017	2018	2017
Service cost	$2	$2	$19	$20	$4	$4
Interest cost	102	97	114	120	18	21
Expected return on plan assets	(105)	(96)	(185)	(164)	—	—
Recognized net actuarial loss	17	16	44	58	—	—
Amortization of prior service credit	(1)	(1)	(3)	(3)	(3)	(3)
Recognized settlement loss	85	84	—	—	—	—
Defined benefit plans	100	102	(11)	31	19	22
Defined contribution plans(1)	28	29	22	22	n/a	n/a
Net Periodic Benefit Cost	128	131	11	53	19	22

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss(2)	(46)	70	(53)	—	10	(11)
Amortization of net actuarial loss	(102)	(100)	(44)	(59)	—	(1)
Amortization of prior service credit	1	1	3	3	3	3
Total Recognized in Other Comprehensive Income(3)	(147)	(29)	(94)	(56)	13	(9)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(19)	$102	$(83)	$(3)	$32	$13
__________
(1)Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(2)
The net actuarial (gain) loss for U.S. Plans primarily reflects (i) the re-measurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data. The non-U.S. plans net actuarial (gain) loss for 2018 reflects an out-of-period adjustment of $(53) to correct an overstated benefit obligation for our U.K. Funded Pension Plan at December 31, 2017. Refer to Note 1 - Basis of Presentation for additional information regarding this adjustment.

(3)	Amounts represent the pre-tax effect included within Other Comprehensive Income. Refer to Note 17 - Other Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2018 Form 10-Q

Plan Amendment
Retiree Health Plan
In October 2018, we amended our U.S. Retiree Health Plan effective January 1 2019, to reduce certain benefits for existing non-union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment is expected to result in a reduction in the accumulated postretirement benefit obligation of approximately $280, which consists of approximately $215 for the plan amendment and an actuarial gain of approximately $65 related to the required plan remeasurement upon amendment. The amount for the plan amendment is expected to be amortized to future net periodic benefit costs as a prior service credit and is expected to reduce 2019 costs by approximately $70 (approximately $15 for the fourth quarter of 2018).  The plan amendment is also expected to reduce 2019 cash contributions from Xerox by approximately $20.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	Estimated 2018	2017
U.S. plans	$20	$668	$26	$675
Non-U.S. plans	91	49	116	161
Total Pension	$111	$717	$142	$836

Retiree Health	$42	$49	$62	$64
There are no mandatory contributions required in 2018 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements, and our estimated 2018 contributions no longer include $50 of voluntary contributions to these plans.
Note 15 – Stock-Based Compensation
(share data in thousands)
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
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense, pre-tax	$15	$14	$44	$39
Income tax benefit recognized in earnings	4	5	11	15
The following is a summary of changes to our program design and performance metrics effective for our April 2018 grant and grants thereafter under our new program, as approved by our board of directors (the "Board"). The Board also approved a change in the timing of our annual grant of awards from July to April, to better align our grant date with other annual incentive compensation payments and the underlying performance period related to PSs. We grant RSUs and PSs to officers, selected executives and middle managers, and SOs to officers and selected executives only.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant date market price and is recognized on a straight-line basis over a three-year graded-vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Prior to the April 2018 grant, RSUs vested on a three-year cliff basis from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation on a pro-rata share of each individual graded-

Xerox 2018 Form 10-Q

vesting tranche. Shares granted through September 30, 2018 under our new program were 1,130, with a corresponding weighted average grant date fair value of $27.61 per share.
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
Performance-Based Component
PSs vest contingent upon meeting pre-determined cumulative goals for revenue and free cash flow. The fair value of the performance-based component of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed. Shares granted through September 30, 2018 under our new program were 693, with a corresponding weighted average grant date fair value of $27.88 per share.
As a result of the change in management in the second quarter 2018, the Board is currently reviewing this plan and has not finalized the performance measures and corresponding weightings and therefore the plan remains discretionary as of the third quarter 2018. Since final performance measures have not been approved as of September 30, 2018, the criteria needed to establish a grant date has not been met and therefore the fair value of the April 2018 grant will continue to be revalued based on the period end stock price for each subsequent reporting period until the grant date criteria has been met.
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

Program to Date September 30, 2018
Term	3 years
Risk-free interest rate(1)	2.39%
Dividend yield(2)	3.24%
Xerox’s historical volatility(3)	29.12%
Weighted average fair value(4)	$32.03
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve from the valuation date, with a maturity matched to the TSR performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date.

(3)	Xerox’s historical volatility is calculated from daily stock returns over a three-year look-back term from the valuation date.

(4)	The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

Xerox 2018 Form 10-Q

Our TSR compared to the peer group TSR will determine the payout as follows:

Percentile	Payout as a Percent of Target(1)
80th and above	200%
50th	100%
25th	35%
Below 25th	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. Shares granted through September 30, 2018 under our new program were 346.
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
The weighted average assumptions used in the BS option-pricing model relative to SO awards were as follows:

Program to Date September 30, 2018
Expected term(1)	6.13 years
Expected volatility(2)	27.25%
Expected dividend yield(3)	3.25%
Risk-free interest rate(4)	2.63%
Weighted average fair value(5)	$5.71
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
SOs granted through September 30, 2018 under our new program were 1,379.

Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2018 Form 10-Q

Note 16 – Shareholders’ Equity
(share data in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2018	$255	$3,920	$—	$4,974	$(3,772)	$5,377	$31	$5,408
Comprehensive income, net	—	—	—	89	61	150	4	154
Cash dividends declared - common(1)	—	—	—	(62)	—	(62)	—	(62)
Cash dividends declared - preferred(2)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	10	—	—	—	11	—	11
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2017	$254	$3,875	$—	$5,004	$(4,010)	$5,123	$35	$5,158
Comprehensive income, net	—	—	—	179	115	294	3	297
Cash dividends declared - common(1)	—	—	—	(63)	—	(63)	—	(63)
Cash dividends declared - preferred(2)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	6	—	—	—	7	—	7
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(4)	(5)
Balance at September 30, 2017	$255	$3,880	$—	$5,116	$(3,895)	$5,356	$34	$5,390

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(4)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	224	37	261	9	270
Cash dividends declared - common(1)	—	—	—	(192)	—	(192)	—	(192)
Cash dividends declared - preferred(2)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	37	—	—	—	38	—	38
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222

Xerox 2018 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$—	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	—	385	442	827	10	837
Cash dividends declared - common(1)	—	—	—	(192)	—	(192)	—	(192)
Cash dividends declared - preferred(2)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	23	—	—	—	24	—	24
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(14)	(15)
Balance at September 30, 2017	$255	$3,880	$—	$5,116	$(3,895)	$5,356	$34	$5,390
_____________________________

(1)	Cash dividends declared on common stock for the three and nine months ended September 30, 2018 and 2017 were $0.25 per share and $0.75 per share, respectively.

(2)	Cash dividends declared on preferred stock for the three and nine months ended September 30, 2018 and 2017 were $20.00 per share and $60.00 per share, respectively.

(3)	Refer to Note 17 - Other Comprehensive Income for components of AOCL.

(4)
Includes $117 related to the adoptions of the new Revenue Recognition Standard, see Note 2 for additional information, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.

Treasury Stock
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). This program replaced the $245 of authority remaining under the Company's previously authorized share repurchase program.
There were no repurchases of common stock pursuant to Board authorized share repurchase programs during the first or second quarter of 2018. The following is a summary of the purchases of common stock:

	Shares	Amount
Balance at June 30, 2018	—	$—
Purchases(1)	10,502	284
Cancellations	—	—
Balance at September 30, 2018	10,502	$284

	Shares	Amount
Balance at December 31, 2017	—	$—
Purchases(1)	10,502	284
Cancellations	—	—
Balance at September 30, 2018	10,502	$284
_____________________________

(1)	Includes associated fees.

Xerox 2018 Form 10-Q

Note 17 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(13)	$(13)	$152	$154	$(164)	$(159)	$490	$491
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges - losses	(13)	(9)	(9)	(7)	(3)	(2)	(22)	(18)
Changes in cash flow hedges reclassed to earnings(1)	1	(1)	15	11	13	9	23	15
Other gains (losses)	1	1	(2)	(2)	(2)	(2)	(1)	(1)
Net unrealized (losses) gains	(11)	(9)	4	2	8	5	—	(4)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	53	44	(50)	(31)	89	71	(59)	(37)
Prior service amortization(2)	(2)	(1)	(2)	(2)	(7)	(5)	(7)	(5)
Actuarial loss amortization/settlement(2)	53	40	50	35	146	110	160	109
Fuji Xerox changes in defined benefit plans, net(3)	6	6	6	6	(18)	(18)	27	27
Other (losses) gains(4)	(6)	(6)	(49)	(49)	33	33	(138)	(138)
Changes in defined benefit plans gains (losses)	104	83	(45)	(41)	243	191	(17)	(44)

Other Comprehensive Income	80	61	111	115	87	37	473	443
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	1	1
Other Comprehensive Income Attributable to Xerox	$80	$61	$111	$115	$87	$37	$472	$442
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2018	December 31, 2017
Cumulative translation adjustments	$(1,940)	$(1,781)
Other unrealized losses, net	(7)	(12)
Benefit plans net actuarial losses and prior service credits(1)	(1,764)	(1,955)
Total Accumulated other comprehensive loss attributable to Xerox	$(3,711)	$(3,748)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2018 Form 10-Q

Note 18 – Earnings per Share
(share data in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$89	$176	$224	$388
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income from continuing operations available to common shareholders	85	172	213	377
Net income (loss) from discontinued operations attributable to Xerox	—	3	—	(3)
Adjusted Net income available to common shareholders	$85	$175	$213	$374

Weighted average common shares outstanding	251,290	254,510	253,360	254,259

Basic Earnings (Loss) per Share:
Continuing operations	$0.34	$0.68	$0.84	$1.49
Discontinued operations	—	0.01	—	(0.01)
Basic Earnings per Share	$0.34	$0.69	$0.84	$1.48

Diluted Earnings (Loss) per Share:
Net Income from Continuing Operations Attributable to Xerox	$89	$176	$224	$388
Accrued dividends on preferred stock	(4)	—	(11)	(11)
Adjusted Net income from continuing operations available to common shareholders	85	176	213	377
Net income (loss) from discontinued operations attributable to Xerox	—	3	—	(3)
Adjusted Net income available to common shareholders	$85	$179	$213	$374

Weighted average common shares outstanding	251,290	254,510	253,360	254,259
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	2,763	2,133	2,875	2,170
Convertible preferred stock	—	6,742	—	—
Adjusted Weighted average common shares outstanding	254,053	263,385	256,235	256,429

Diluted Earnings (Loss) per Share:
Continuing operations	$0.34	$0.67	$0.83	$1.47
Discontinued operations	—	0.01	—	(0.01)
Diluted Earnings per Share	$0.34	$0.68	$0.83	$1.46

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	1,052	—	1,052	—
Restricted stock and performance shares	3,529	3,890	3,417	3,852
Convertible preferred stock	6,742	—	6,742	6,742
Total Anti-Dilutive Securities	11,323	3,890	11,211	10,594

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75

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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2018, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $490, with the decrease from our December 31, 2017 balance of approximately $600, primarily related to currency and closed cases, partially offset by interest. With respect to the unreserved balance of approximately $490, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2018, we had $59 of escrow cash deposits for matters we are disputing and additional surety bonds and letters of credit of $87 and $108, respectively, which include associated indexation. There were no liens on any of our Brazilian assets as of September 30, 2018. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
On July 16, 2018, the Court held a hearing concerning the putative class plaintiffs’ motion for preliminary approval of the settlement in the putative class case. The Court indicated that it was not inclined to consider motions for approval of the settlement prior to considering whether the putative class should be certified.
On August 2, 2018, the Appellate Division entered orders recognizing the Xerox defendants’ withdrawal of their appeal in the Deason cases and denying all appellants’ motions to stay pending determination of appeals in the Deason and class cases.
On August 2, 2018, the Appellate Division entered orders (i) at their request, deeming withdrawn the Xerox defendants’ appeal and motion to stay in the Deason cases; and (ii) upon their request, deeming withdrawn the Xerox defendants’ motion to stay, pending determination of appeal, the putative class case; and (iii) denying Fujifilm’s motion to stay pending determination of its appeals in the Deason and putative case cases.
On September 21, 2018, putative class plaintiffs filed a motion for certification of a settlement class and a motion to transmit notice of the proposed settlement to the proposed class. On October 17, 2018, derivative plaintiff Carmen

Xerox 2018 Form 10-Q

Ribbe and Fujifilm filed oppositions to the putative class plaintiffs’ motion to transmit notice to the proposed class. The class has not yet been certified, and preliminary approval has not been granted.
The Appellate Division heard oral argument on September 25, 2018 on Fujifilm’s appeal of the Court’s decision. On October 16, 2018, the Appellate Division entered a decision and order reversing the Court’s rulings, ordering that the claims brought against Fujifilm in the cases by Mr. Deason and the purported class be dismissed, and further ordering that the preliminary injunction of the proposed Fuji Transaction be dissolved.
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
On May 24, 2018, a shareholder derivative complaint was filed with the Court by Carmen Ribbe against all defendants in the putative class action described above, as well as Centerview Partners, LLC. Plaintiff made no pre-complaint demand. The Ribbe complaint contains allegations of breaches of fiduciary duty similar to those in the putative class complaint, and further alleges that Fujifilm and Centerview aided and abetted those breaches, and that the directors breached their fiduciary duties and wasted corporate assets by, among other things, agreeing to releases of claims against them and allowing certain alleged payments in settlement of the Deason and putative class cases. It seeks unspecified damages for Xerox, rescission or reformation of the Deason and putative class settlements, restitution of funds allegedly paid to the directors, injunctive relief against wrongful practices, costs and attorneys’ fees, as well as other relief.
On August 13, 2018, the Xerox defendants and Fujifilm filed motions to dismiss or stay the complaint.  The motions are fully briefed.
On or about August 10, 2018, the parties filed a stipulated proposed order of discontinuance without prejudice as to Centerview in light of a recent agreement between Centerview and Xerox. On August 27, 2018, the Court declined to so-order the discontinuance absent Xerox’s providing notice thereof to shareholders, and ordered the parties to confer regarding notice publication.
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
At a conference on September 24, 2018, the Court stayed all discovery pending resolution of Xerox’s motion to dismiss. Xerox filed its motion to dismiss on October 1, 2018.
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

Xerox 2018 Form 10-Q

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
Other Contingencies
We have issued or provided approximately $320 of guarantees as of September 30, 2018 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Xerox 2018 Form 10-Q

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
The terms of the Subscription Agreement provided the Company with certain terminations rights, including (a) if the audited financial statements of FX deviated in any material respect from the unaudited financial statements of FX and its subsidiaries provided to the Company prior to the date of the Subscription Agreement and (b) if Fujifilm or FX failed to perform any covenant or agreement set forth in the Subscription Agreement that would cause certain conditions to the consummation of the transactions contemplated by the Subscription Agreement not to be satisfied, which breach or failure to perform could not be cured or, if capable of cure, had not been cured by the earlier of 30 days following written notice thereof from the Company to Fujifilm.
As a result of the failure by Fujifilm to deliver the audited financial statements of FX by April 15, 2018 and the material deviations reflected in the audited financial statements of FX, when delivered, the Company determined that it was in the best interest of the Company and its shareholders to terminate the Subscription Agreement in accordance with the termination rights set forth therein, taking into account other circumstances limiting the ability of the Company, Fujifilm and FX to consummate a transaction. On May 13, 2018, prior to entry into the Settlement Agreement discussed in Note 19 - Contingencies and Litigation, the Company delivered written notice of termination of the Subscription Agreement to Fujifilm. By virtue of the termination of the Subscription Agreement, the Redemption Agreement terminated automatically. The Company's termination of the Transaction Agreements is the subject of pending litigation.
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
Refer to Note 9 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information.
Third Quarter 2018 Review
Total revenue of $2.35 billion for third quarter 2018 declined 5.8% from third quarter 2017 and included a 1.1-percentage point unfavorable impact from currency. Post sale revenue, which primarily reflects contracted services, equipment maintenance, supplies and financing, was $1.84 billion and represented 78% of total revenue. Post sale revenue declined 6.4% from third quarter 2017 and included a 1.2-percentage point unfavorable impact from currency. The decline in post sale revenue primarily reflected the continuing lower page volume trends, an ongoing competitive price environment, a lower population of devices and lower supplies revenue. The lower population of devices is partly due to the loss of market share for multiple quarters leading up to the ConnectKey launch. These declines were partially offset by higher revenues from our partner print services offering and higher paper sales in developing markets. Total equipment revenue of $511 million decreased 3.8%, including a 1.1-percentage point unfavorable impact from currency. The decline of total equipment revenue primarily reflected the impact of lower high-end sales and price declines of approximately 5%. These declines were partially offset by higher sales of our ConnectKey devices and demand for our recently launched Iridesse production press and higher sales through our Enterprise channel in the U.S.
Total revenue of $7.30 billion for the nine months ended September 30, 2018 declined 2.9% from the prior year period and included a 1.5-percentage point favorable impact from currency. Post sale revenue of $5.73 billion, which represented 78% of total revenue, declined 3.2% and included a 1.6-percentage point favorable impact from currency. The decline in post sale revenue primarily reflected continuing lower page volume trends, an ongoing competitive price environment, a lower population of devices, as well as the higher mix of installs of lower usage devices. These declines were partially offset by higher revenues from our Global Imaging business as well as higher paper sales. Total equipment revenue of $1.57 billion declined 1.8% including a 1.3-percentage point favorable impact from currency. The decline of total equipment revenue reflected the impact of lower OEM sales, lower revenue from our iGen and high-end black-and white systems and price declines of approximately 5%. These declines were partially offset by higher sales of our ConnectKey devices and higher revenues from our Global Imaging business and developing markets.
Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	B/(W)	2018	2017	B/(W)
Net income from continuing operations attributable to Xerox	$89	$176	$(87)	$224	$388	$(164)
Adjusted(1) Net income from continuing operations attributable to Xerox	222	234	(12)	613	634	(21)
The decrease in Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2018 as compared to the respective prior year periods was primarily due to lower revenues and higher Income tax expense, which included an additional charge of $95 million in third quarter 2018 related to the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"). These impacts were partially offset by the continued benefits of cost savings and productivity improvements and lower non-service retirement-related costs. The decrease in Net income from continuing operations attributable to Xerox for the three months ended September 30, 2018 was also partially offset by lower Transaction and related costs, net, primarily due to recoveries during third quarter 2018. The decrease in Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2018 was negatively impacted by Transaction and related costs, net and lower Equity in net income from unconsolidated affiliates, which included our share of a significant restructuring charge recorded by Fuji Xerox in the first quarter of 2018.

Xerox 2018 Form 10-Q

The decrease in adjusted1 Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2018 as compared to the respective prior year periods was primarily related to lower revenues and higher income tax expense, partially offset by the continued benefits of cost savings and productivity improvements. The decrease in adjusted1 Net income from continuing operations attributable to Xerox for the three months ended September 30, 2018 was partially offset by higher Equity in net income from unconsolidated affiliates, while adjusted1 Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2018 was negatively impacted by lower Equity in net income from unconsolidated affiliates, which included an out-of-period adjustment recorded during the first quarter of 2018.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements.  We are currently evaluating the impact of potentially new import tariffs on our products, which could significantly increase their cost. We are continuing to monitor developments in this area and will make efforts to mitigate the impact to the extent possible.
Operating cash flow provided by continuing operations attributable to Xerox for the nine months ended September 30, 2018 was $725 million, as compared to a use of cash of $30 million for the prior year period. The increase was primarily due to the prior year voluntary contributions of $500 million to our U.S. defined benefit pension plans and the reclassification of $170 million of collections of deferred proceeds and beneficial interests from the sale of receivables to investing cash flows as a result of an accounting change in the prior year (refer to Note 3 - Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements for additional information). Operating cash flows also increased due to improved working capital2 as well as lower other pension contributions.
Cash used in investing activities for the nine months ended September 30, 2018 was $40 million and included capital expenditures of $73 million, which were partially offset by proceeds of $32 million from the sale of non-core business assets. Cash used in financing activities was $815 million for the nine months ended September 30, 2018 reflecting $284 million for share repurchases, payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation, $19 million of bridge facility costs and dividend payments of $204 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital reflects Accounts receivable, net, Inventories and Accounts payable and accrued compensation.

Xerox 2018 Form 10-Q

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change	2018	2017
Equipment sales	$511	$531	(3.8)%	(2.7)%	$1,571	$1,600	(1.8)%	(3.1)%	22%	21%
Post sale revenue	1,841	1,966	(6.4)%	(5.2)%	5,726	5,918	(3.2)%	(4.8)%	78%	79%
Total Revenue	$2,352	$2,497	(5.8)%	(4.7)%	$7,297	$7,518	(2.9)%	(4.4)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$943	$981	(3.9)%	(2.7)%	$2,893	$2,927	(1.2)%	(2.1)%
Less: Supplies, paper and other sales	(432)	(461)	(6.3)%	(4.9)%	(1,322)	(1,358)	(2.7)%	(3.1)%
Add: Equipment-related training(1)	—	11	NM	NM	—	31	NM	NM
Equipment sales	$511	$531	(3.8)%	(2.7)%	$1,571	$1,600	(1.8)%	(3.1)%

Services, maintenance and rentals	$1,344	$1,443	(6.9)%	(5.8)%	$4,200	$4,368	(3.8)%	(5.0)%
Add: Supplies, paper and other sales	432	461	(6.3)%	(4.9)%	1,322	1,358	(2.7)%	(3.1)%
Add: Financing	65	73	(11.0)%	(9.8)%	204	223	(8.5)%	(10.5)%
Less: Equipment-related training(1)	—	(11)	NM	NM	—	(31)	NM	NM
Post sale revenue	$1,841	$1,966	(6.4)%	(5.2)%	$5,726	$5,918	(3.2)%	(4.8)%

North America	$1,444	$1,514	(4.6)%	(4.2)%	$4,396	$4,521	(2.8)%	(2.9)%	60%	60%
International	814	853	(4.6)%	(2.0)%	2,603	2,600	0.1%	(3.8)%	36%	35%
Other	94	130	(27.7)%	(27.7)%	298	397	(24.9)%	(24.9)%	4%	5%
Total Revenue(2)	$2,352	$2,497	(5.8)%	(4.7)%	$7,297	$7,518	(2.9)%	(4.4)%	100%	100%

Memo:
Managed Document Services(3)	$848	$853	(0.6)%	0.9%	$2,581	$2,506	3.0%	1.3%	35%	33%
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

(3)
Excluding Equipment revenue, Managed Document Services (MDS) was $724 million and $744 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of 2.7% including a 1.5-percentage point unfavorable impact from currency. For the nine months ended September 30, 2018 and 2017, excluding Equipment revenue, MDS was $2,229 million and $2,194 million, respectively, representing an increase of 1.6% including a 1.6-percentage point favorable impact from currency.

Total revenue for the three months ended September 30, 2018 decreased 5.8% as compared to third quarter 2017, with a 1.1-percentage point unfavorable impact from currency, while total revenue for the nine months ended September 30, 2018 decreased 2.9% as compared to the prior year period, with a 1.5-percentage point favorable impact from currency. Total revenue reflected the following:
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated by the usage of such devices, and the revenue per printed page. Post sale revenue for the three months ended September 30, 2018 decreased 6.4% as compared to third quarter 2017, with a 1.2-percentage point unfavorable impact from currency, while Post sale revenue for the nine months ended September 30, 2018 decreased 3.2% as compared to the prior year period, with a 1.6-percentage point favorable impact from currency. Post sale revenue reflected the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS).

Xerox 2018 Form 10-Q

◦
For the three months ended September 30, 2018 Service, maintenance and rentals revenues decreased 6.9% as compared to third quarter 2017, with a 1.1-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment, and a lower population of devices, which are partially associated with continued lower signings and lower installs in prior periods. These declines were partially mitigated by higher revenues from our partner print services offering.

◦
For the nine months ended September 30, 2018 Service, maintenance and rentals revenues decreased 3.8% as compared to the prior year period, with a 1.2-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower signings and installs in prior periods. The lower population of devices is partly due to the loss of market share for multiple quarters leading up to the ConnectKey launch. These impacts are partially offset by higher revenues from MDS, our Global Imaging business (inclusive of acquisitions), and our developing markets.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the three months ended September 30, 2018 Supplies paper and other sales decreased 6.3% as compared to third quarter 2017, including a 1.4-percentage point unfavorable impact from currency. The decline at constant currency[1] was driven by lower supplies revenues and lower network integration sales, while paper increased as a result of higher sales in developing markets. The decline also included an approximate 1.3-percentage point impact from lower OEM sales.

◦
For the nine months ended September 30, 2018 Supplies paper and other sales decreased 2.7% as compared to the prior year period, with a 0.4-percentage point favorable impact from currency. The decline at constant currency[1] was driven by lower supplies and lower network integration and software licensing sales, partially offset by higher paper sales and supplies sales within our Global Imaging business. The decline also included an approximate 1.6-percentage point impact from lower OEM sales.

•
Financing revenue is generated from financed equipment sale transactions. For the three months ended September 30, 2018 Financing revenue decreased 11.0% compared to third quarter 2017, with a 1.2-percentage point unfavorable impact from currency, while Financing revenue decreased 8.5% for the nine months ended September 30, 2018 as compared to the prior year period, with a 2.0-percentage point favorable impact from currency. The decrease in these revenues reflected a declining finance receivables balance due to lower financed equipment sales in prior periods.

Equipment sales revenue

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change	2018	2017
Entry(1)	$56	$52	7.7%	9.1%	$171	$163	4.9%	2.7%	11%	10%
Mid-range	351	350	0.3%	1.0%	1,075	1,040	3.4%	2.1%	68%	65%
High-end	94	101	(6.9)%	(5.1)%	286	307	(6.8)%	(8.2)%	18%	19%
Other(1)	10	28	(64.3)%	(64.3)%	39	90	(56.7)%	(56.7)%	3%	6%
Equipment sales(2)	$511	$531	(3.8)%	(2.7)%	$1,571	$1,600	(1.8)%	(3.1)%	100%	100%
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

Equipment sales revenue decreased 3.8% for the three months ended September 30, 2018 as compared to third quarter 2017, with a 1.1-percentage point unfavorable impact from currency, while equipment sales revenue decreased 1.8% for the nine months ended September 30, 2018 as compared to the prior year period, with a 1.3-percentage point favorable impact from currency. Both periods were impacted by price declines of approximately 5% (which were in-line with our historic declines). For the three and nine months ended September 30, 2018, the decline at constant currency1 included a 4.5-percentage point and a 3.4-percentage point impact, respectively, from lower OEM equipment sales.

•
Entry - For the three and nine months ended September 30, 2018, the increase in both periods, compared to their respective prior year periods, reflected higher sales of our ConnectKey devices in developing markets and U.S. indirect channels.

Xerox 2018 Form 10-Q

•
Mid-range - For the three and nine months ended September 30, 2018, the increase in both periods, compared to their respective prior year periods, reflected higher sales through our Enterprise channel in the U.S., as well as higher sales of lower-end devices in developing markets. For the three months ended September 30, 2018, the increase was partially offset by lower revenues from indirect channels and from our Global Imaging business, while for the nine months ended September 30, 2018, the increase was also attributed to higher sales from our Global Imaging business.

•
High-end - For the three and nine months ended September 30, 2018, the decrease primarily reflected lower revenues from iGen in the U.S. along with lower revenues from black-and-white systems consistent with market decline trends. These declines were only partially mitigated by demand for the recently launched Iridesse production press. For the three months ended September 30, 2018, the decrease was also attributed to lower installs of the Versant systems (partially as a result of lapping the prior year launch).

Total Installs
Installs reflect new placement of devices only. Revenue associated with equipment installations (discussed below) may be reflected up-front in Equipment sales or over time either through rental income or as part of our Managed Document Services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Install activity includes Managed Document Services and Xerox-branded products shipped to Global Imaging business. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs in the third quarter of 2018:
Entry(1)

•	8% decrease in color multifunction devices, reflecting lower sales through our U.S. channels.

•
21% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher sales of our ConnectKey devices through indirect channels in the U.S. and Europe.

Mid-Range(2)

•
8% increase in mid-range color installs reflecting higher demand for our ConnectKey products from our U.S. Enterprise channel (primarily from large and public sector accounts) as well as higher sales of lower-end A3 devices in developing markets.

•	19% increase in mid-range black-and-white, reflecting demand for recently launched products across all geographies.
High-End(2)

•	17% decrease in high-end color installs, as demand for our new Iridesse production press was offset by lower installs of iGen and lower-end production systems.

•	3% decrease in high-end black-and-white systems reflecting market trends partially offset by favorable impact from our customers' technology refresh cycles in the U.S.

Installs for the nine months ended September 30, 2018:
Entry(1)

•	5% increase in color multifunction devices, reflecting higher activity for our ConnectKey products in our Global Imaging business and our developing markets.

•
20% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher sales of our ConnectKey devices through U.S. and Europe's indirect channels.

Mid-Range(2)

•
18% increase in mid-range color installs, reflecting higher demand from our ConnectKey devices across large enterprise and indirect channels, as well as higher sales of lower-end A3 devices in developing markets.

•	16% increase in mid-range black-and-white, reflecting higher demand for our ConnectKey devices in our indirect U.S. channels and developing markets.
High-End(2)

•	7% decrease in high-end color systems, as demand for our new Iridesse production press and cut-sheet inkjet products was offset by lower installs of iGen and lower-end production systems.

•	10% decrease in high-end black-and-white systems reflecting market trends, partially offset by increased demand in our indirect U.S. channels and our developing markets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	% Change	CC % Change	2018	2017	% Change	CC % Change
Signings	$593	$606	(2.1)%	(2.8)%	$1,619	$1,761	(8.1)%	(9.1)%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Signings for the three months ended September 30, 2018 decreased 2.1% from third quarter 2017, including a 0.7-percentage point favorable impact from currency, and signings for the nine months ended September 30, 2018 decreased 8.1% from the prior year period, including a 1.0-percentage point favorable impact from currency. The decrease in both periods reflected a lower renewal rate as a result of ongoing competitive pressure in the market. On a trailing twelve month (TTM) basis, signings decreased 6.5% from the comparable prior year period, with a 1.1-percentage point favorable impact from currency.
New business TCV for the three months ended September 30, 2018 increased 15.7% from third quarter 2017, led by activity in Europe and included a 0.7-percentage point favorable impact from currency. New business TCV for the nine months ended September 30, 2018 increased 5.0% from the prior year period, with a 1.0-percentage point favorable impact from currency. On a TTM basis, new business increased 2.2% at constant currency1.
Renewal Rate
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Contract renewal rate for the third quarter of 2018 was 79%, compared to our full year 2017 renewal rate of 84%.
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

____________________________

(1)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices decreased 41% and 18%, respectively, while Entry black-and-white multifunction devices decreased 4% and increased 8%, respectively for the three and nine months ended September 30, 2018 .

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices increased 8% and 17%, respectively, while High-end color systems decreased 18% and 8%, respectively, for the three and nine months ended September 30, 2018.

Xerox 2018 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	B/(W)		2018	2017	B/(W)
Gross Profit	$942	$1,001	$(59)		$2,913	$3,019	$(106)
RD&E	102	105	3		303	318	15
SAG	583	630	47		1,835	1,890	55

Equipment Gross Margin	34.6%	29.5%	5.1	pts.	32.9%	29.6%	3.3	pts.
Post sale Gross Margin	41.7%	42.9%	(1.2)	pts.	41.9%	43.0%	(1.1)	pts.
Total Gross Margin	40.1%	40.1%	—	pts.	39.9%	40.2%	(0.3)	pts.
RD&E as a % of Revenue	4.3%	4.2%	(0.1)	pts.	4.2%	4.2%	—	pts.
SAG as a % of Revenue	24.8%	25.2%	0.4	pts.	25.1%	25.1%	—	pts.

Pre-tax Income	$192	$167	$25		$459	$344	$115
Pre-tax Income Margin	8.2%	6.7%	1.5	pts.	6.3%	4.6%	1.7	pts.

Adjusted(1) Operating Profit	$307	$302	$5		$859	$910	$(51)
Adjusted(1) Operating Margin	13.1%	12.1%	1.0	pts.	11.8%	12.1%	(0.3)	pts.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Third quarter 2018 pre-tax income margin of 8.2% increased 1.5-percentage points as compared to third quarter 2017. The increase was primarily driven by lower Transaction and related costs, net as well as lower Restructuring and related costs and benefits from our business transformation actions which outpaced the revenue declines.
Pre-tax income margin for the nine months ended September 30, 2018 of 6.3% increased 1.7-percentage points as compared to the prior year period. The increase was primarily driven by lower Restructuring and related costs and benefits from our business transformation actions as well as lower Other expenses, net, offset partially by revenue declines and Transaction and related costs, net.
Adjusted1 Operating Margin
Third quarter 2018 adjusted1 operating margin of 13.1% increased 1.0-percentage points as compared to third quarter 2017, including a 0.4-percentage point favorable impact from transaction currency. The increase primarily reflects higher equity income and SAG savings and cost productivity associated with our business transformation actions which more than offset the pace of revenue decline.
Adjusted1 operating margin for the nine months ended September 30, 2018 of 11.8% decreased 0.3-percentage points as compared to the prior year period, including a 0.4-percentage point unfavorable impact within SAG expenses primarily related to the exit of a real estate facility (0.3-percentage point) and the cancellation of certain IT projects (0.1-percentage point). The decline is also associated with lower revenues and equity income which more than offset cost productivity and savings associated with our business transformation actions. Adjusted1 operating margin includes favorable transaction currency of 0.6-percentage points.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2018 gross margin of 40.1% was flat compared to third quarter 2017, including a 0.4-percentage point favorable impact from transaction currency and also reflecting higher equipment margin partially offset by lower post sale margin and a less profitable mix of our revenue streams.
Gross margin for the nine months ended September 30, 2018 of 39.9% decreased 0.3-percentage points as compared to the prior year period reflecting lower post sale margin, a less profitable mix of revenues and the impact of pricing, partially offset by cost productivity and savings associated with our business transformation actions. Gross margin includes favorable impact from transaction currency of 0.5-percentage points.

Xerox 2018 Form 10-Q

Third quarter 2018 equipment gross margin of 34.6% increased 5.1-percentage points as compared to third quarter 2017, reflecting the benefit from lower OEM sales (which carry a negative upfront margin) and favorable transaction currency as well as savings from cost productivity initiatives.
Equipment gross margin for the nine months ended September 30, 2018 of 32.9% increased 3.3-percentage points as compared to the prior year period, reflecting benefits from lower OEM sales, favorable transaction currency as well as savings from cost productivity initiatives, partially offset by the impact of pricing and a less profitable mix of revenues.
Third quarter 2018 post sale gross margin of 41.7% decreased 1.2-percentage points as compared to third quarter 2017 reflecting lower revenues and an unfavorable mix of lower supplies, partially offset by productivity and restructuring savings.
Post sale gross margin for the nine months ended September 30, 2018 of 41.9% decreased 1.1-percentage points as compared to the prior year period reflecting lower revenues and the impact of pricing, partially offset by productivity and restructuring savings and modestly favorable transaction currency.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
R&D	$83	$84	$(1)	$247	$250	$(3)
Sustaining engineering	19	21	(2)	56	68	(12)
Total RD&E Expenses	$102	$105	$(3)	$303	$318	$(15)
Third quarter 2018 RD&E as a percentage of revenue of 4.3% was 0.1-percentage points higher compared to third quarter 2017.
RD&E of $102 million decreased $3 million compared to third quarter 2017 and reflected restructuring cost productivity savings as well as lower expenses associated with the sale of a research facility in the prior year, partially offset by modest investments in innovation in complementary market areas.
RD&E as a percentage of revenue for the nine months ended September 30, 2018 of 4.2% was flat compared to the prior year period.
RD&E of $303 million decreased $15 million compared to the prior year period and reflected cost productivity, including restructuring savings and lower expenses from the sale of a business and associated transfers of resources to third parties during the prior year, partially offset by investments in innovation in complementary market areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.8% decreased 0.4-percentage points compared to third quarter 2017, reflecting primarily the benefit from productivity and restructuring associated with our business transformation actions.
SAG of $583 million was $47 million lower than third quarter 2017, including an approximate $5 million favorable impact from currency. The reduction reflected primarily productivity and restructuring savings associated with our business transformation actions, which were partially offset by $5 million of charges related to the cancellation of certain IT projects as we continue to evaluate the returns on our IT investment. Bad debt expense of $10 million was $2 million higher than third quarter 2017.
SAG as a percentage of revenue for the nine months ended September 30, 2018 of 25.1% was flat as compared to the prior year period, reflecting primarily the benefit from productivity and restructuring associated with our business transformation actions. SAG as a percentage of revenue includes a 0.4-percentage point unfavorable impact from the exit of a real estate facility and the cancellation of certain IT projects.
SAG of $1,835 million for the nine months ended September 30, 2018 was $55 million lower than the prior year period, including an approximate $24 million unfavorable impact from currency. The reduction reflected primarily productivity and restructuring savings associated with our business transformation actions. These improvements were partially offset by $34 million of charges related to the accelerated depreciation from the early termination of a capital lease associated with a surplus facility ($22 million) and the cancellation of certain IT projects ($12 million). Bad debt expense of $35 million increased $5 million compared to the prior year period and on a trailing twelve month basis (TTM) remained at less than one percent of receivables.

Xerox 2018 Form 10-Q

Restructuring and Related Costs
Third quarter 2018 Restructuring and related costs of $29 million included $40 million of severance costs related to headcount of approximately 900 employees worldwide and $1 million of lease cancellation costs. The average restructuring cost per employee was lower in third quarter 2018 as compared to 2017 primarily due to reductions in our employee severance programs particularly with respect to actions in the U.S. These costs were partially offset by $12 million of net reversals for changes in estimated reserves from prior period initiatives. Third quarter 2018 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% on SAG reductions and the remainder focused on RD&E optimization.
Restructuring and related costs were $91 million for the nine months ended September 30, 2018 and included $104 million of severance costs related to headcount of approximately 1,850 employees worldwide and $13 million of lease cancellation costs partially offset by $26 million of net reversals for changes in estimated reserves from prior period initiatives.
Third quarter 2017 Restructuring and related costs of $35 million included net restructuring and asset impairment charges of $34 million as well as $1 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program. Third quarter 2017 net restructuring and asset impairment charges of $34 million included $39 million of severance costs related to headcount of approximately 600 employees worldwide. These costs were partially offset by $5 million of net reversals for changes in estimated reserves from prior period initiatives. The third quarter 2017 actions impacted several functional areas, with approximately 80% focused on SAG reductions and approximately 20% focused on gross margin improvements.
Restructuring and related costs were $192 million for the nine months ended September 30, 2017 and included net restructuring and asset impairment charges of $174 million as well as $18 million of additional costs primarily related to professional support services associated with the implementation of the strategic transformation program. Net restructuring and asset impairment charges for the nine months ended September 30, 2017 of $174 million included $196 million of severance costs related to headcount of approximately 2,100 employees worldwide and $3 million of lease cancellation costs partially offset by $25 million of net reversals for changes in estimated reserves from prior period initiatives, which included a $5 million favorable adjustment on the early termination of the lease for the corporate airplane.
The restructuring reserve balance as of September 30, 2018 for all programs was $70 million, of which $67 million is expected to be spent over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
We recorded $63 million of Transaction and related costs, net for the nine months ended September 30, 2018, which included the following:

•	Costs related to the proposed combination transaction with Fuji Xerox, which was terminated in May 2018, primarily for third-party accounting, legal, consulting and other similar types of services.

•
Costs related to the settlement agreement reached with certain shareholders in the second quarter of 2018 as well as third-party legal and other related costs associated with on-going litigation resulting from the terminated combination transaction and other related shareholder actions.

•	$19 million of costs related to the commitment for a $2.5 billion unsecured bridge loan facility, which was terminated concurrent with the termination of the Fuji Xerox combination transaction.

•
Recoveries of approximately $45 million, which included insurance recoveries for litigation and related settlement costs of approximately $30 million and a settlement refund from a financial adviser, associated with the terminated combination transaction, for approximately $13 million. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated transaction and shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.

Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2018 of $36 million was $5 million lower compared to the prior year period.

Xerox 2018 Form 10-Q

Worldwide Employment
Worldwide employment was approximately 33,200 as of September 30, 2018 and decreased by approximately 2,100 from December 31, 2017, largely driven by our business transformation. Approximately half of the reduction was associated with restructuring actions, while the remainder resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Non-financing interest expense	$28	$29	$84	$89
Non-service retirement-related costs	33	35	83	129
Interest income	(5)	(2)	(12)	(6)
Gains on sales of businesses and assets	(3)	(13)	(35)	(14)
Currency losses, net	3	—	2	4
Loss on sales of accounts receivable	1	3	2	9
Loss on early extinguishment of debt	—	—	—	13
All other expenses, net	—	—	2	10
Other expenses, net	$57	$52	$126	$234
Non-Financing Interest Expense
Non-financing interest expense for the three months ended September 30, 2018 was $28 million and was $1 million lower than third quarter of 2017. When combined with financing interest expense (Cost of financing), total interest expense decreased by $1 million from third quarter of 2017 due to a lower debt balance, partially offset by higher average interest rates.
Non-financing interest expense for the nine months ended September 30, 2018 was $84 million and was $5 million lower as compared to the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $4 million from the prior year comparable period primarily due to a lower debt balance reflecting debt repayments of approximately $1.3 billion in the first quarter 2017 partially offset by $1.0 billion of new debt issued in the third quarter 2017 to fund, among other things, a $500 million voluntary contribution to our U.S. defined benefit pension plans, partially offset by higher average interest rates.
Non-Service Retirement-Related Costs
Non-service retirement-related costs decreased $2 million and $46 million, respectively, for the three and nine months ended September 30, 2018 compared to the prior year periods. Both period decreases were primarily driven by the favorable impact of higher pension contributions and asset returns in the prior year, with the decrease in third quarter 2018 partially offset by higher losses from pension settlements in the U.S.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets decreased $10 million for the three months ended September 30, 2018 as compared to third quarter 2017, reflecting primarily the prior year sale of a research facility in Grenoble, France (which primarily supported the discontinued BPO business).
Gains on the sales of business and assets increased $21 million for the nine months ended September 30, 2018, as compared to the prior year period, reflecting a higher level of sales of non-core business assets in 2018.
Loss on Early Extinguishment of Debt
During the first quarter of 2017, we recorded a $13 million loss associated with the repayment of $300 million in Senior Notes.
Income Taxes
Third quarter 2018 effective tax rate was 74.0% and includes an additional charge of $95 million related to a change in the provisional estimated impact from the 2017 Tax Cuts and Jobs Act (the "Tax Act") as discussed below. On an adjusted1 basis, third quarter 2018 effective tax rate was 24.5%. This rate was higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and the impact of the Tax Act as discussed below.

Xerox 2018 Form 10-Q

The effective tax rate for the nine months ended September 30, 2018 was 47.9% and includes an additional charge of $95 million related to a change in the provisional estimated impact from the 2017 Tax Act as discussed below. On an adjusted1 basis, the nine months ended September 30, 2018 effective tax rate was 26.5%. This rate was higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of profits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and the impact associated with the 2017 Tax Act, as discussed below.
Third quarter 2017 effective tax rate was 10.8%. On an adjusted1 basis, third quarter 2017 effective tax rate was 19.3%. Both rates were lower than the U.S. statutory tax rate of 35% primarily due to the redetermination of certain unrecognized tax positions upon conclusion of several audits. The adjusted1 effective tax rate excludes the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs.
The effective tax rate for the nine months ended September 30, 2017 was 10.8%. On an adjusted1 basis, the nine months ended September 30, 2017 effective tax rate was 24.3%. Both rates were lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographic mix of profits. The adjusted1 effective tax rate excludes the majority of the benefit from the re-measurement of certain unrecognized tax positions as well as the tax benefits associated with the following charges: Restructuring and related costs, Amortization of intangible assets, non-service retirement-related costs and other discrete items.
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
During the fourth quarter 2017, we recorded an estimated non-cash charge of $400 million reflecting our provisional estimated impact associated with the provisions of the Tax Act based on currently available information. Our estimated charge incorporated assumptions based on our current interpretation of the Tax Act as well as information available at that time and was subject to change, possibly materially, as we completed our analysis and received additional clarification and implementation guidance. During third quarter 2018 we adjusted our provisional estimate by an additional charge of $95 million reflecting certain positions taken on our recently filed 2017 income tax return as well as consideration of additional guidance from the U.S. Treasury and Internal Revenue Service (IRS). The adjustment includes changes to the determination of the one-time deemed repatriation tax as well as additional re-measurement of our U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate. The total charge of $495 million related to the Tax Act remains a provisional estimate as we continue to evaluate and consider additional impacts including those related to interpretive guidance from the U.S. Treasury and IRS as well as filing positions we may take on our 2018 U.S. Tax Return. Accordingly, additional adjustments may be recorded, possibly material, in the fourth quarter 2018 as we finalize our estimate related to the Tax Act. Any adjustments to this provisional amount will be reported as a component of Income tax expense.
Effective January 1, 2018, we became subject to several provisions of the Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), Foreign Derived Intangible Income ("FDII"), Base Erosion and Anti-Abuse Tax ("BEAT"), and IRC Section 163(j) interest limitation (Interest Limitation). Our current estimate for the GILTI, FDII and Interest Limitation rules was determined to be immaterial, however we currently estimate that we are subject to BEAT. Accordingly, our third quarter and year to date 2018 effective tax rate includes the estimated impact for BEAT, which has also been incorporated into our estimated annual effective tax for 2018. Similar to the provisional charge recorded in the fourth quarter 2017 associated with the enactment of the Tax Act, the estimates for these additional provisions of the Tax Act were made based on our current interpretation of the Tax Act as well as currently available information and may change, as we complete our analysis and receive additional clarification and implementation guidance. Changes in interpretations and assumptions as well as actions we may take as a result of the Tax Act may also impact these estimates.

Xerox 2018 Form 10-Q

Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Total Equity in net income (loss) of unconsolidated affiliates	$43	$30	$(6)	$90
Fuji Xerox after-tax restructuring and other charges included in equity income (loss)	7	6	90	9
Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income (loss). For the three months ended September 30, 2018, equity income increased $13 million, while equity income decreased $96 million for the nine months ended September 30, 2018, as compared to the prior year periods. Equity income for the three months ended September 30, 2018 reflected savings from restructuring as well as lower bad debt provisions, while the equity loss for the nine months ended September 30, 2018 included an approximate $28 million charge related to the out-of-period adjustments described in Note 9 - Investments in Affiliates, at Equity, in the Condensed Consolidated Financial Statements and in the "Fuji Xerox Adjustments" section above.
Equity in net income (loss) of unconsolidated affiliates for the three and nine months ended September 30, 2018 included $1 million and $81 million, respectively, of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other charges. Other charges include costs associated with the terminated combination transaction discussed in Note 20 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements.
Net Income from Continuing Operations
Third quarter 2018 Net income from continuing operations attributable to Xerox was $89 million, or $0.34 per diluted share, which included an estimated non-cash charge of $95 million or $0.37 per diluted share associated with the Tax Act. See the "Income Taxes" section for further discussion. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $222 million, or $0.85 per diluted share. Third quarter 2018 adjustments to Net income include Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2018 was $224 million, or $0.83 per diluted share, which included an estimated non-cash charge of $95 million or $0.37 per diluted share associated with the Tax Act. See the "Income Taxes" section for further discussion. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $613 million, or $2.33 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Third quarter 2017 Net income from continuing operations attributable to Xerox was $176 million, or $0.67 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $234 million, or $0.89 per diluted share. Third quarter 2017 adjustments to Net income include Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs as described in our Non-GAAP Financial Measures section.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2017 was $388 million, or $1.47 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $634 million, or $2.41 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
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

Xerox 2018 Form 10-Q

Net Income
Third quarter 2018 Net income attributable to Xerox was $89 million, or $0.34 per diluted share. Third quarter 2017 Net income attributable to Xerox was $179 million, or $0.68 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2018 was $224 million, or $0.83 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2017 was $385 million, or $1.46 per diluted share.
Other Comprehensive Income
Third quarter 2018 Other Comprehensive Income, Net Attributable to Xerox was $61 million and reflected the following: i) included $83 million of net gains from the changes in defined benefit plans, which included a $43 million out-of-period adjustment related to actuarial gains (refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, for additional information related to the out-of-period adjustment); ii) net translation adjustment losses of $13 million reflecting the weakening Japanese Yen against the U.S. Dollar in the third quarter 2018; and iii) $9 million of net unrealized losses. This compares to third quarter 2017 Other Comprehensive Income, Net Attributable to Xerox of $115 million, which reflected the following: i) $41 million of net losses from the changes in defined benefit plans, primarily due to translation impacts; ii) net translation adjustment gains of $154 million, reflecting the strengthening of our major foreign currencies against the U.S. Dollar in the third quarter 2017; and iii) $2 million of net unrealized gains.
Other Comprehensive Income, Net Attributable to Xerox was $37 million for the nine months ended September 30, 2018 and reflected the following: i) $191 million of net gains from the changes in defined benefit plans primarily due to settlements and the currency impacts on net actuarial losses, as well as a $43 million out-of-period adjustment related to actuarial gains (refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, for additional information related to the out-of-period adjustment); ii) net translation adjustment losses of $159 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2018; and iii) $5 million of net unrealized gains. This compares to Other Comprehensive Income, Net Attributable to Xerox of $443 million for the nine months ended September 30, 2017, which reflected the following: i) $44 million of net losses from the changes in defined benefit plans, primarily due to translation impacts, partially offset by settlements; ii) $491 million of net translation adjustment gains reflecting the strengthening of our major foreign currencies against the U.S. Dollar during 2017; and iii) $4 million of net unrealized losses.
Refer to Note 12 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.

Xerox 2018 Form 10-Q

Capital Resources and Liquidity
As of September 30, 2018 and December 31, 2017, total cash, cash equivalents and restricted cash were $1,218 million and $1,368 million, respectively. There were no borrowings under our Credit Facility or Commercial Paper Program at September 30, 2018 or December 31, 2017, respectively.
We have narrowed our full year guidance range for 2018 operating cash flows from continuing operations to be between $1.0 billion and $1.1 billion, from our original guidance of between $900 million and $1.1 billion, partly due to lower expected pension contributions. Additionally, we have lowered our full year 2018 capital expenditures expectation to be approximately $100 million, from our original expectation of $150 million. We continue to expect dividend payments to common shareholders to be approximately $260 million.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$725	$(30)	$755
Net cash used in operating activities of discontinued operations	—	(97)	97
Net cash provided by (used in) operating activities	725	(127)	852

Net cash (used in) provided by investing activities	(40)	19	(59)

Net cash used in financing activities	(815)	(430)	(385)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	55	(75)
Decrease in cash, cash equivalents and restricted cash	(150)	(483)	333
Cash, cash equivalents and restricted cash at beginning of period	1,368	2,402	(1,034)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,218	$1,919	$(701)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $725 million for the nine months ended September 30, 2018. The $755 million increase in operating cash from the prior year period was primarily due to the following:

•
$29 million increase in pre-tax income before Transaction and related costs, net, Depreciation and amortization, Net gain on sales of businesses and assets, Restructuring and asset impairment charges and Defined benefit pension cost.

•
$606 million increase due to contributions of $635 million in third quarter 2017 to our domestic tax-qualified defined benefit plans, which includes an incremental voluntary contribution of $500 million.

•
$211 million increase from accounts receivable primarily due to the timing of collections and lower revenue, as well as the prior year reclassification of $157 million of collections of deferred proceeds from the sales of accounts receivables to investing.

•	$96 million increase from inventory due in part to the timing of the product launch in the prior year.

•	$35 million increase from lower restructuring payments.

•	$55 million decrease due to lower net run-off of finance receivables of $28 million and higher equipment on operating leases of $27 million.

•	$40 million decrease from Accounts payable primarily related to the year-over-year timing of supplier and vendor payments.

•	$41 million decrease due to net payments for transaction and related costs.

•	$41 million decrease primarily related to the prior year settlements of foreign currency derivative contracts associated with intercompany borrowings.

•	$31 million decrease in dividends received from equity investments primarily due to lower income from Fuji Xerox.
Cash Flows from Investing Activities
Net cash used in investing activities was $40 million for the nine months ended September 30, 2018. The $59 million decrease in cash from the prior year period was primarily due to the following:

•	$157 million decrease is primarily a result of the termination of certain accounts receivables sales arrangements in fourth quarter 2017.

•	$20 million decrease due to the prior year sale of a research facility in Grenoble, France.

•	$76 million increase due to no acquisitions in 2018.

•	$30 million increase primarily from the sale of non-core business assets in 2018.

Xerox 2018 Form 10-Q

Cash Flows from Financing Activities
Net cash used in financing activities was $815 million for the nine months ended September 30, 2018. The $385 million increase in the use of cash from the prior year period was primarily due to the following:

•	$284 million increase due to the resumption of share repurchases in 2018.

•	$161 million increase resulting from the prior year final cash adjustment with Conduent.

•
$30 million decrease from net debt activity. 2018 reflects payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs. 2017 reflects proceeds of $1.0 billion on Senior Notes offset by payments of $1.0 billion on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes including transaction costs and deferred debt issuance costs of $11 million.

•	$19 million decrease from common and preferred stock dividends.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 5 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2018	December 31, 2017
Principal debt balance(1)	$5,283	$5,579
Net unamortized discount	(28)	(35)
Debt issuance costs	(26)	(32)
Fair value adjustments(2)
- terminated swaps	2	4
- current swaps	(6)	1
Total Debt	$5,225	$5,517
____________________________

(1)	Includes Notes Payable of $2 million and $6 million as of September 30, 2018 and December 31, 2017, respectively.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2018	December 31, 2017
Total finance receivables, net(1)	$3,494	$3,752
Equipment on operating leases, net	441	454
Total Finance Assets, net(2)	$3,935	$4,206
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2017 includes a decrease of $51 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2018	December 31, 2017
Finance receivables debt(1)	$3,057	$3,283
Equipment on operating leases debt	386	397
Financing debt	3,443	3,680
Core debt	1,782	1,837
Total Debt	$5,225	$5,517
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.

Xerox 2018 Form 10-Q

Debt Activity
Bridge Facility
Refer to Note 20 - Fuji Xerox Transaction and Recent Developments in the Condensed Consolidated Financial Statements for additional information regarding the bridge facility that was terminated during the second quarter of 2018.
Sales of Accounts Receivable
During the fourth quarter of 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe.
Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Liquidity and Financial Flexibility
We manage our worldwide liquidity using internal cash management practices, which are subject to i) the statutes, regulations and practices of each of the local jurisdictions in which we operate, ii) the legal requirements of the agreements to which we are a party and iii) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2018 Q4	$3
2019	961
2020	1,052
2021	1,064
2022	301
2023 and thereafter	1,902
Total	$5,283
Treasury Stock
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). This program replaced the $245 million of authority remaining under the Company's previously authorized share repurchase program. In third quarter 2018, the Company increased its expectation for share repurchases in 2018 from an original expectation of up to $500 million of shares to an updated expectation of up to $700 million of shares.
In third quarter 2018, we repurchased 10.5 million shares of our common stock for an aggregate cost of $284 million, including fees. There were no share repurchases in the first or second quarter of 2018. Through October 31, 2018, we repurchased an additional 6.9 million in shares with an aggregate cost of $182 million, including fees, for a cumulative total of 17.4 million shares at a cost of $466 million, including fees.
Refer to Note 16 - Shareholders' Equity, in the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.
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

Xerox 2018 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the third quarter 2018 presentation slides available at www.xerox.com/investor.
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

Xerox 2018 Form 10-Q

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

•
2018 - An additional charge in the third quarter of 2018 related to a change in the provisional estimated impact from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). See the "Income Taxes" section in the MD&A for further information.

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2018 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$89	$0.34	$176	$0.67	$224	$0.83	$388	$1.47
Adjustments:
Restructuring and related costs	29		35		91		192
Amortization of intangible assets	12		12		36		41
Transaction and related costs, net	(33)		—		63		—
Non-service retirement-related costs	33		35		83		129
Loss on early extinguishment of debt	—		—		—		13
Income tax on adjustments(2)	(10)		(30)		(69)		(122)
Tax Act	95		—		95		—
Remeasurement of unrecognized tax positions	—		—		—		(16)
Restructuring and other charges - Fuji Xerox(3)	7		6		90		9
Adjusted	$222	$0.85	$234	$0.89	$613	$2.33	$634	$2.41
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—		$—		$—
Weighted average shares for adjusted EPS(4)		261		263		263		263
Fully diluted shares at end of period(5)		255
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in 2018 represent costs associated with the terminated combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B Convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at September 30, 2018 as well as shares associated with our Series B Convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the third quarter 2018.

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$192	$142	74.0%	$167	$18	10.8%
Non-GAAP Adjustments(2)	41	10		82	30
Tax Act	—	(95)		—	—
Adjusted(3)	$233	$57	24.5%	$249	$48	19.3%

	Nine Months Ended September 30,
	2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$459	$220	47.9%	$344	$37	10.8%
Non-GAAP Adjustments(2)	273	69		375	122
Tax Act	—	(95)		—	—
Remeasurement of unrecognized tax positions	—	—		—	16
Adjusted(3)	$732	$194	26.5%	$719	$175	24.3%
____________________________

(1)	Pre-Tax Income and Income Tax Expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the As Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2018 Form 10-Q

Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2018			2017
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$192	$2,352	8.2%	$167	$2,497	6.7%
Adjustments:
Restructuring and related costs	29			35
Amortization of intangible assets	12			12
Transaction and related costs, net	(33)			—
Non-service retirement-related costs	33			35
Equity in net income of unconsolidated affiliates	43			30
Restructuring and other charges - Fuji Xerox(2)	7			6
Other expenses, net	24			17
Adjusted	$307	$2,352	13.1%	$302	$2,497	12.1%

	Nine Months Ended September 30,
	2018			2017
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$459	$7,297	6.3%	$344	$7,518	4.6%
Adjustments:
Restructuring and related costs	91			192
Amortization of intangible assets	36			41
Transaction and related costs, net	63			—
Non-service retirement-related costs	83			129
Equity in net (loss) income of unconsolidated affiliates	(6)			90
Restructuring and other charges - Fuji Xerox(2)	90			9
Other expenses, net	43			105
Adjusted	$859	$7,297	11.8%	$910	$7,518	12.1%
____________________________

(1)	Pre-Tax Income and revenue from continuing operations.

(2)	Other charges in 2018 represent costs associated with the terminated combination transaction.
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

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2017 Annual Report. The "Risk Factors Related to the Fujifilm Transactions" are no longer applicable as a result of the termination of the Transaction Agreements. The other Risk Factors remain applicable from our 2017 Annual Report. The information set forth under Note 19 - Contingencies and Litigation - Pending Litigation Relating to the Fuji Transaction, in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, as well as the other risks discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q are incorporated by reference in answer to this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2018
During the quarter ended September 30, 2018, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 13, 2018: Registrant issued 33,144 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1.00 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $25.345 per DSU (aggregate price $840,035), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on July 31, 2018: Registrant issued 3,196 DSUs, representing the right to receive shares of Common Stock, par value $1.00 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Joseph J. Echevarria, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $24.205 per DSU (aggregate price $77,359), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2018 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2018
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchases Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	—	$—	—	$1,000,000,000
August 1 through 31	6,421,487	26.57	6,421,487	829,369,558
September 1 through 30	4,080,592	27.62	4,080,592	716,645,157
Total	10,502,079		10,502,079
 ____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $1.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $283 million has been used through September 30, 2018. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

In July 2018, Registrant’s Board of Directors authorized a $1.0 billion share repurchase program. This program replaces the $245 million of authority remaining under Registrant’s previously authorized share repurchase program.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	290,132	$24.02	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	290,132
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
Incorporated by reference to Exhibit 3.1(A) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.1(b)
Restated Certificate of Incorporation filed with the Department of State of New York on August 2, 2018, as amended by Certificates of Amendment of Certificate of Incorporation filed with the Department of State of New York on December 23, 2016 and August 1, 2018.

Incorporated by reference to Exhibit 3.1(B) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.2	By-Laws of the Registrant as amended through May 14, 2018.
10.1	Form of Restricted Stock Award Agreement
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2018 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 1, 2018

Xerox 2018 Form 10-Q

EXHIBIT INDEX

3.1(a)	Amendment to Registrant's Restated Certificate of Incorporation filed with the Department of State of New York on August 1, 2018.
Incorporated by reference to Exhibit 3.1(A) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.1(b)
Restated Certificate of Incorporation filed with the Department of State of New York on August 10, 2018, as amended by Certificates of Amendment of Certificate of Incorporation filed with the Department of State of New York on December 23, 2016 and August 1, 2018.

Incorporated by reference to Exhibit 3.1(B) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.2	By-Laws of Registrant as amended through May 14, 2018.
10.1	Form of Restricted Stock Award Agreement
12	Computation of Ratio of Earnings to Fixed Charges.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2018 Form 10-Q