Form 10-K
period 2018-12-31
XEROX CORP
filed 2019-02-25
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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
None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2018 was $6,122,441,592.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2019
Common Stock, $1 par value	229,726,488

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2019 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Cautionary Statement Regarding Forward-Looking Statements
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, "targeting", "projecting", "driving" and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any potential termination or restructuring of our relationship with Fujifilm Holdings Corporation; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC. Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox Corporation
Form 10-K
December 31, 2018

Part I
Item 1. Business
Our Business
Xerox is a print technology and intelligent work solutions leader. Our experience and broad customer base gives us a unique perspective and understanding of the inner-workings of business, and our technology allows us to add intelligence to the development of solutions to connect the physical and digital worlds of work. We apply our expertise in imaging and printing, data analytics, and the development of secure and automated solutions to help our customers improve productivity and increase client satisfaction. Every day, our innovative technologies and intelligent work solutions - Powered by Xerox ® - help people communicate and work better.
In our core market, we compete with our traditional print technology and related services. This core market is estimated at approximately $67 billion(1). Our primary offerings in this core environment span three main areas: Intelligent Workplace Services (formerly Managed Document Services (MDS)), Workplace Solutions and Production Solutions (formerly Graphic Communications). Our Intelligent Workplace Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Xerox led the establishment of this expanding market and continues as the industry leader. Our Workplace Solutions and Production Solutions offerings support the work processes of our customers by providing them with solutions built upon our broad portfolio of industry-leading printing and workflow offerings.
We also have digital solutions and software assets to compete in an approximately $31 billion(1) adjacent Software and Services market. Our main offerings in this market are focused on industry-specific Digital Solutions, Personalization & Communication Software and Content Management Software. Our Industry Digital Solutions leverage our ConnectKey software platform to enable integration of technology, software and services to securely design and manage the digitization and workflow of content for our clients. Our main products in this area are Digital Patient, Digital Insurer, Digital Retailer and Digital Citizen. Our Personalization Software and Content Management Software are products designed for security, cloud and digital enablement. Our main products in these areas are XMPie and DocuShare. Our XMPie offering is a robust personalization and communication software that can support the needs of omni-channel communications customers, giving them the bridge between print and digital, which is a critical element for that market. Our DocuShare enterprise content management offering provides a better way to manage paper and digital content from creation to retention to transformation. Capture, store and share documents either on-premise or by cloud while automating time-consuming, document-heavy processes like accounts payable, HR onboarding, contract management and mortgage processing.
 _____________
(1) Market estimates are derived from third-party forecasts produced by firms such as International Data Corporation (IDC).
Our Strategy and Business Model
Our strategy is to maintain overall leadership in our core market and increase our participation in growth areas, while expanding into adjacent markets and leveraging our innovation capabilities to enter new markets. We are simplifying our operations through Project Own It, an enterprise-wide transformation program, which we believe will create a more frictionless business for our clients and enable us to invest in our business while growing our profits. (Refer to the Optimize Operations and Establish a Culture of Continuous Improvement section below). We have a strong and sustainable cash flow business model that supports both investment in our business as well as direct return of capital to shareholders.
We have outlined the following strategic initiatives for our business:
Optimize Operations and Establish a Culture of Continuous Improvement
In 2018, we started the design and implementation of Project Own It, an enterprise-wide program aimed at re-engineering the organization to create a more frictionless and high velocity business for our customers and partners. Project Own It targets seven key areas for transformation - Shared Services, Procurement, IT, Delivery, Supply Chain, Real Estate and Organization Design. It seeks to deliver at least $640 million of cost savings in 2019, or $1.5 billion in the three-year-period between 2019 and 2021. We expect that the savings generated from Project Own It will allow us to expand our margins while also allowing us to make investments in the business that will help us improve our revenue trajectory. This program is managed with strong discipline and accountability and is focused on changing our work processes and designing for end-to-end operational efficiency.

Xerox 2018 Annual Report 1

Drive Revenue
We are a leader in our industry and have a strong and valuable global brand. We have a three-year revenue roadmap that includes five major strategies to drive revenue improvement, including:

•
Improve our core technology business by building on our leadership positions in our core technology and services markets. Within the workplace, we plan to leverage our ConnectKey software platform to redefine the multi-function device user experience. Within production printing environments, we plan to bring unique and higher value printing capabilities to our customers while also lowering the cost of entry into the growing inkjet printing category.

•
Expand our services and software business by building on our leadership in Managed Print Services to deliver more intelligent workplace solutions with targeted, industry specific offerings as well as achieve greater penetration of our personalization and content management software solutions.

•	Capitalize on the opportunity in SMB by increasing our investments in indirect channels to market as well as our Xerox Business Solutions (XBS) operations (formerly Global Imaging Services or GIS).

•	Transform our client's digital experience by building a world-class digital experience and enhancing our e-commerce sales platforms.

•
Drive innovation and new growth businesses by increasing focus and investment in our four innovation programs (Digital Packaging & Print, AI (Artificial Intelligence) Workflow Assistants for Knowledge Workers, 3D Printing / Digital Manufacturing, Sensors & Services for the Internet of Things).

Geographically, our footprint spans approximately 160 countries and allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Re-energize Innovation
We believe that a critical role of our research is to identify new competency areas with attractive addressable markets for the future. Our expertise in technology and printing also uniquely positions us to discover those areas and leverage our innovation to move into adjacencies beyond our current core technology. Accordingly, we have prioritized investments in four key areas: Digital Packaging and Print, AI Workflow Assistants for Knowledge Workers, 3D Printing / Digital Manufacturing, and Sensors and Services for the Internet of Things. (Refer to the Innovation and Research Enabling Growth Beyond our Core Markets section below).
We also see opportunity in our core coming from our ability to deliver physical devices that connect with the digital world as well as purely digital offerings that improve our customers’ outcomes. As a result, we direct our research and development (R&D) investments to areas such as workflow automation, color printing and customized communication, as well as to improving the quality and reducing the environmental impact of digital printing. We invest in bringing new capabilities to the market such as our ConnectKey™ software to enable our devices to integrate into digital workflows, as well as in technologies to improve the security of our devices and offerings such as our recent market leading FedRamp authorization for MPS services. We will continue to invest in innovations to improve the reliability, IQ and cost of our printing devices, as well as in new services and software that improve our customers’ ability to manage their document oriented workflows.
We expect that our investments in innovation for our core, adjacent and new markets will deliver incremental value for our customers and drive profitable revenue growth for our business.
Focus on Cash Flow
Our business is based on a model with a large portion of revenues under multi-year contractual arrangements with more than 75 percent of revenues coming from the most profitable post-sale revenue stream. Additionally, there is low annual Capital Expenditures (less than 2 percent of revenues) required to support our business. These factors result in stable gross margins and operating margins as well as strong and stable cash flow generation.
We will deploy our substantial cash flow to drive shareholder returns through:

•
A commitment to return over 50 percent of our free cash flow (Operating cash flows from continuing operations less capital expenditures) to shareholders through a combination of dividends and share repurchases; and

•	Selective pursuit of acquisitions in targeted growth areas.
We target to manage our core debt (debt excluding financing related debt) to under two times expected free cash flow.
Engage, Develop and Support Our People
Our offerings are supported by a global workforce focused on delivering value to our customers. We continue to develop our employees by investing in the processes and systems that enable them to perform their jobs more effectively. We had approximately 32,400 employees worldwide at December 31, 2018.

Xerox 2018 Annual Report 2

Innovation and Research Enabling Growth Beyond Our Core Markets
Xerox has a rich heritage of innovation, which continues to be a strength of the company as well as a competitive differentiator. As we invest in our core market technologies, we also aim to create value for our customers, our shareholders and our employees by driving innovation in new markets beyond our core, where we have differentiated capabilities.
Our research and innovation efforts to grow beyond our core markets can be categorized under four focus areas:
Digital Packaging and Printing - Improve the cost and capability of digital printing for packaging
Advances in digital printing are enabling mass customization at a run cost approaching the cost of analog printing. We are continuously investing in research to reduce the cost of digital printing consumables while maintaining the high print quality that our customers expect. Our research is focused on developing new printing technologies to enable us to print digitally on a broader range of media and substrates such as foils, cartons, and directly on end-use products, which could enable us to compete in growth markets such as digital packaging.
AI Workflow Assistants - Create intelligent assistants that help knowledge workers in business workflows, resulting in lower cost, higher quality and increased agility
Enterprises of all sizes require agility in order to quickly respond to market changes and new requirements. Our goal is to deliver artificial intelligence that works collaboratively with knowledge workers to perform document-based and physical workflows with greater efficiency and quality. We continue to invest in new capabilities to help people in collaborative authoring workflows, such as writing proposals and other business documents. And we go beyond that to develop innovations to assist in physical workflows, such as machine-servicing, using augmented reality. These capabilities leverage our research in image, video and natural language processing, as well as machine learning. The application of these methods to business workflows could enable the automation of repetitive tasks, thus allowing workers to focus on higher value activities.
3D Printing and Digital Manufacturing - Enable additive manufacturing of high volume production parts through new print processes, materials and design software
The current 3D Printing and additive manufacturing offerings in the market have mostly been limited to low volume prototyping due to limitations in print process productivity, breadth of materials, and design software. We expect our research to lead to technologies that improve the manufacturing productivity, robustness, and designs of 3D-printed parts so they can be used in high-volume manufacturing. In addition, our research in 3D design software could enable the creation of “better than” parts that go beyond the limits of human design expertise, and are also optimized for specific production equipment to enable higher quality and lower cost production.
Sensors and Services for the Internet of Things - Democratize sensing technology by reducing the size and cost of sensors to enable new disruptive applications
The Internet of Things (IoT) is transforming the world, enabling real-time visibility and optimization of physical systems. Today, size and cost of sensors, has been a limitation of this technology. One of our key research areas is miniaturizing and reducing the cost of sensors through semiconductor and printing technologies. A second major research area focuses on video and image processing to make sense of the sensor data, leading to actionable insights. We see opportunities to apply these methods to potentially generate new disruptive applications and customer value in areas such as healthcare, packaging, logistics and supply chain.
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
Our total research, development and engineering expenses (RD&E), which include sustaining engineering expenses for hardware engineering and software development after we launch a product, totaled $397 million in 2018, $424 million in 2017 and $463 million in 2016. Fuji Xerox R&D expenses were $586 million in 2018, $536 million in 2017 and $628 million in 2016.

Xerox 2018 Annual Report 3

Acquisitions and Divestitures
We had no acquisitions or divestitures in 2018. Further details about our acquisitions and divestitures in prior periods can be found in Note 4 - Acquisitions and Note 5 - Divestitures, in the Consolidated Financial Statements.
Segment Information
Our business is organized to ensure we focus on efficiently managing our operations and serving the customers and markets in which we operate. Since 2017, following the spin-off of Conduent Incorporated, our Business Processing Outsourcing business, we continue to maintain a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we recognize that we have one operating and reportable segment - the design, development and sale of printing technology and related solutions.
As part of our strategy, we also aim to expand into adjacent markets leveraging our industry-specific Digital Solutions, Personalization & Communication Software and Content Management Software, however the revenues generated and expected from these areas at this point are not material. Accordingly, the section below primarily discusses the business based on our primary offerings (Intelligent Workplace Services, Workplace Solutions and Production Solutions) that are brought to market through our geographic-based sales channels.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to printing production (including graphic communications) companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans three primary offering areas: Intelligent Workplace Services, Workplace Solutions and Production Solutions. In addition, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue and XBS network integration solutions.
Our Intelligent Workplace Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, ensure the highest levels of security and productivity, and enable their digital business objectives. Our primary offerings in this area are Managed Print Services (MPS), a range of Industry Digital Solutions that leverage Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services.

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

•
Our Industry Digital Solutions leverage our ConnectKey software platform to enable integration of technology, software and services to securely design and manage the digitization and workflow of content for our clients; our main products in this area are Digital Patient, Digital Insurer, Digital Retailer and Digital Citizen.

•
Our Personalization and Communications Software and our Content Management Solutions are products designed for security, cloud and digital enablement. Our main products in this area are XMPie and DocuShare. Our XMPie offering is a robust personalization and communication software for omni-channel communications customers, giving them the bridge between print and digital, which is a critical element for that market. XMPie offers a range of platform-enabled digital services that deliver relevant and timely communications focused on customer acquisition, onboarding or retention. Our DocuShare enterprise content management offering provides a better way to manage paper and digital content from creation to retention to transformation. Capture, store and share documents either on-premise or by cloud while automating time-consuming, document-heavy processes like accounts payable, HR onboarding, contract management and mortgage processing. In addition, we operate a network of centers that digitize and automate paper & digital workflows, enabling our customers to operate cost-efficiently in a fully-digitized environment with speed, quality and 24x7 availability.

Xerox 2018 Annual Report 4

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

Our Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. These solutions enable full-color, on-demand printing of a wide range of applications, including variable data for personalized content and one-to-one marketing. Graphic Communications Solutions revenues include the sale of products, software and supplies, as well as the associated technical service and financing of those products.

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

•
Our FreeFlow portfolio of software offerings brings intelligent automation and integration to the processing of print jobs, from file preparation to final production, for a touchless workflow. It helps customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing. In 2017, we sold our FreeFlow Print Server (FFPS) DFE business to Electronics for Imaging (EFI). Under the terms of the sale, we established a strategic partnership that will bring to market a next generation digital front end (DFE) solution with more efficiencies, performance and quality to meet the most demanding production requirements. Additionally, EFI will continue to supply and support the current range of FFPS. It should be noted that the sale agreement comprises only the small FFPS business and does not impact our FreeFlow portfolio of software solutions which remains a key plank for our customers’ workflow strategy.

Geographic Information
Overall, approximately 40% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2018, Xerox and its subsidiaries were awarded 450 U.S. utility patents. Including our research partner Fuji Xerox, we were awarded 975 U.S. utility patents during the period. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2018, Xerox held approximately 10,307 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
In 2018, we were party to numerous patent-licensing agreements and, in a majority of them, we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own about 191 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Xerox 2018 Annual Report 5

Environmental Social Governance (ESG)
At our core is a deep and long-lasting commitment to ESG, a pledge to inspire and support our people, conduct business ethically across the value chain and preserve our planet.  This commitment stems from the corporate values established over sixty years ago.
We continue this legacy by turning investments in innovation into products and services that help our customers be more productive, profitable and sustainable. Driving efficiency in our business operations, smart investments in technologies that afford our customers added agility-personalization, automation and better workflow-as part of our customer-centric approach, will underpin our corporate social responsibility efforts. We do this in our own operations, as well as in workplaces, communities and cities around the world. We recognize the world’s challenges such as climate change and human rights and understand the role we play.
We are constantly thinking about how we can simplify work, deliver more personalized experiences and improve productivity through new technologies. We strive to connect the physical and digital worlds without adversely affecting the environment, human health and safety.
Our pledge to inspire and support our people, conduct business ethically and protect our planet remains at the core of everything we do.
The Xerox 2018 Corporate Social Responsibility (CSR) Report, available at www.xerox.com, provides an overview of our progress for the year 2018 including these achievements:

•
100 percent of supplies and consumables returned by customers at end-of-life were diverted from entering landfills. Instead, we remanufactured, reused, recycled, or provided the waste to suppliers who converted it into an energy source.

•	100 percent of newly-launched, eligible Xerox products satisfied the Electronic Product Environmental Assessment Tool (EPEAT®) and EPA ENERGY STAR® eco-labels.

•	Six percent of our U.S. employee population is military Veterans representation bringing us closer to our goal of 6.7%.

•	Worldwide Total Recordable Injuries (TRI) rate of our employees dropped by 5.3%.

•	Supplier spend with suppliers representing small Tier I, minority, woman or veteran-owned businesses accounted for 9% of our total spend.

•	Employees gave over 91,000 hours of their time for local community involvement.
Marketing and Distribution
We go to market with a services-led approach and sell our products and services directly to customers through our worldwide sales force and through independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Xerox Business Solutions (XBS), formerly Global Imaging Systems (GIS), an office technology dealer comprised of regional core companies in the U.S., sells document management and network integration systems and services. We continued to broaden our distribution to small and mid-sized businesses in 2018 through expanding our network of resellers and partners (including multi-brand dealers) as well as through integrating a significant number of our small and mid-sized government, healthcare, education and graphic communication accounts into XBS. This realignment of our SMB business not only creates synergies that will simplify our business, but it also gives us the ability to leverage XBS’s high-touch, locally accessible model to provide our customers with the best experience.
We restructured the way we serve our customers globally into two units: the Americas, with Mexico, Central and South America joining the U.S. and Canada; and EMEA, which includes Europe, the Middle East, Africa and India. We have also implemented a common global delivery model that aims to provide a consistent customer experience worldwide. We believe that these changes create a flatter and more effective go-to-market model that will streamline our supply chain and provide our customers with best-in-class services.
In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been, and are, in compliance with U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August

Xerox 2018 Annual Report 6

2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2018, total Xerox revenues of $9.8 billion included approximately $8 thousand attributable to Sudan.
Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in each of our core offering areas. We compete on the basis of technology (including our technologies for security, automation, personalization and mobile-ready and cloud-capable devices and solutions), performance, price, quality, reliability, brand, distribution and customer service and support.
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
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2018, we had approximately $3.5 billion of finance receivables and $442 million of equipment on operating leases, or Total Finance assets of $3.9 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $3.4 billion of our $5.2 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this 2018 Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, Brenva and Direct to Object Inkjet Printer systems, as well as key components and consumables for our products, such as toner. We also have manufacturing operations in Dundalk, Ireland, for components, consumables and printer systems sustainable manufacturing; in Wilsonville, OR, for solid ink consumables and components; and in Aubagne, France, for our Production aqueous ink-jet production systems (Rialto and Trivor). Other Xerox manufacturing plants are located in Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK, where we manufacture materials and components.
Additionally, we work with various manufacturing and distribution partners, including a 15+ year relationship with FLEX LTD (Flex) (formerly Flextronics), a global contract manufacturer.
We have arrangements with Fuji Xerox Co., Ltd. (Fuji Xerox) under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our relationship with Fuji Xerox.
We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.
Fuji Xerox
Fuji Xerox is an unconsolidated entity in which we own a 25% interest and FUJIFILM Holdings Corporation (Fujifilm) owns a 75% interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. We maintain commercial relationships with Fuji Xerox, including our technology licensing agreements which ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products. Refer to Note 10 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox. Xerox’s goals include sourcing products, parts and supplies from the most competitive suppliers to support the needs of its customers.

Xerox 2018 Annual Report 7

International Operations
The financial measures, by geographical area for 2018, 2017 and 2016, are included in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.
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
Other Information
Xerox is a New York corporation, organized in 1906 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1056. Our telephone number is (203) 968-3000.
In the Investor Information section of our Internet website, you will find our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC's Internet address is www.sec.gov.
Our Internet address is www.xerox.com.

Xerox 2018 Annual Report 8

Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this Form 10-K, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, “Selected Financial Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related notes thereto.
Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.
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
We may be unable to attract and retain key personnel while our business model undergoes significant changes.
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
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
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas or duties by affected countries, and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products

Xerox 2018 Annual Report 9

manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
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
Although our 2018 and 2017 results of operations reflect our best estimate of the impact of the new tax law, future regulatory direction associated with the new tax law as well as new legislative developments could adversely affect our future effective tax rate and results.
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

Xerox 2018 Annual Report 10

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
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior cost reduction actions, it could materially adversely affect our results of operations and financial condition.
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Project Own It, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring actions. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our efforts to streamline operations and reduce costs, we have offshored and outsourced certain of our operations, services and other functions and we will continue to evaluate additional offshoring or outsourcing possibilities. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our

Xerox 2018 Annual Report 11

offshoring needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these potential issues which could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the General Data Protection Regulation that came into force in the European Union in May 2018. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
We are subject to breaches of our security systems, cyber attacks and service interruptions which could expose us to liability, litigation, and regulatory action and damage our reputation.
We have implemented security systems with the intent of maintaining and protecting our own, and our customers', clients' and suppliers' confidential information, including information related to identifiable individuals, against unauthorized access or disclosure. Despite such efforts, we may be subject to breaches of our security systems resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, the risk of such attacks includes attempted breaches not only of our systems, but also those of our customers, clients and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures. Unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees. In the event of such actions, we could be exposed to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. While from time to time attempts are made to access our systems, these attempts have not resulted in any material release of information, degradation or disruption to our systems. We may also find it necessary to make significant further investments to protect this information and our infrastructure.
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as Fuji Xerox Co., Ltd. We face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and lead to higher prices for our products and the reliability of our products could decline. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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

Xerox 2018 Annual Report 12

We need to successfully manage changes in the printing environment and market because our operating results may be negatively impacted by lower equipment placements and usage trends.
The printing market and environment is changing as a result of new technologies, shifts in customer preferences in printing and the expansion of new printing markets as well as ancillary markets. The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. Examples include mobile printing, color printing, packaging, print on objects, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products as well as electronic delivery, and cloud-based computing and software. These changing market trends are also opening up new ancillary markets for our products, services and software.
A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products, services and software that meet these changes. We expect that revenue growth can be improved through improvements in the software features of our multifunction devices, increases in the color printer through expansion to metallic, fluorescent, and clear ink and digital packaging, and leveraging a strong base in managed print services with new digital, analytics, security features. Our software strategy involves software for integrated solutions and delivery of industry-focused services into an existing customer base. We also expect to extend our presence in the small and medium sized business market through organic and inorganic investments as well as further expansion into channels and eCommerce and invest in innovation including digital packaging, Artificial Intelligence, workflow, 3D Printing, and IoT sensors and Services. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. Despite this investment, the process of developing new products or technologies is inherently complex and uncertain and there are a number of risks that we are subject to including the risk that our products or technologies will successfully satisfy our customers’ needs or gain market acceptance. If we are unable to develop and market advanced and competitive technologies, it may negatively impact our future revenue growth and market share as well as our planned expansion into new or alternative markets. Additionally, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction system. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit rating, which is currently non-investment grade, and is subject to credit market volatility. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, or find an economic alternative, it could materially adversely affect our results of operations and financial condition.
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

Xerox 2018 Annual Report 13

Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2018 exceeded the value of the assets of those plans by approximately $1.2 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Our $1.8 billion credit facility (the "Credit Facility") contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2018, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Xerox is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act

Xerox 2018 Annual Report 14

("CERCLA"), known as "Superfund," or state laws. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Recently, a number of studies have been published by third parties regarding chemicals utilized in our industry, as well as potential health/safety impacts of machine emissions. Additional studies are planned, and depending on the results of such studies, regulatory initiatives could follow. We are monitoring these developments. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition.
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
The vote by the United Kingdom to leave the EU could adversely affect us.
The June 2016 United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). We have operations and customers in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom as well as potential for disruptions in our supply chain in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the United Kingdom could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None

Xerox 2018 Annual Report 15

Item 2. Properties
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities are located in New York, California, Oklahoma, Oregon, Canada, the U.K., Ireland, and a leased site in the Netherlands. Our principal research facilities are located in California, New York, and Canada. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
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
In 2018, we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers and distribution centers. The size of our property portfolio at December 31, 2018 was approximately 15 million square feet and comprised of 728 leased properties and 103 owned properties (of which 73 are located on our Webster, New York campus). It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
Item 3. Legal Proceedings
Refer to the information set forth under Note 19 - Contingencies and Litigation in the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Xerox 2018 Annual Report 16

Part II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Corporate Information
Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.
Xerox Common Stock Dividends
Refer to the Statement of Shareholders' Equity, in our Consolidated Financial Statements, which are incorporated by reference, for the quarterly and full-year dividend per share disclosures in each of the three years ended December 31, 2018.
Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, for additional information.

Xerox 2018 Annual Report 17

Performance Graph

Total Return to Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2013	2014	2015	2016	2017	2018
Xerox Corporation	$100.00	$117.40	$93.61	$80.64	$105.62	$74.58
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Information Technology Index	100.00	120.12	127.23	144.85	201.10	200.52
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2013 in Xerox, the S&P 500 Index and the S&P 500 Information Technology
Index, respectively, and assumes dividends are reinvested.

Xerox 2018 Annual Report 18

Sales Of Unregistered Securities During The Quarter Ended December 31, 2018
During the quarter ended December 31, 2018, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2018: Registrant issued 3,231 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Scott Letier, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

(c)
The DSUs were issued at a deemed purchase price of $26.77 per DSU (aggregate price $86,494), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2018
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	6,894,690	$26.47	6,894,690	$534,153,636
November 1 through 30	6,628,782	26.99	6,628,782	355,209,731
December 1 through 31	2,067,050	26.71	2,067,050	300,000,002
Total	15,590,522		15,590,522
_____________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $1.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $700 million has been used through December 31, 2018. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

In July 2018, Registrant's Board of Directors authorized a $1.0 billion share repurchase program. This program replaced the $245 million authority remaining under Registrant's previously authorized share repurchase program.
In January 2019, Registrant's Board of Directors authorized an incremental $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs).
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
October 1 through 31	9,640	$26.66	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	9,640
 _____________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2018 Annual Report 19

Item 6. Selected Financial Data
Five Years in Review

(in millions, except per-share data)	2018	2017	2016	2015	2014
Per-Share Data
Income from continuing operations
Basic	$1.40	$0.70	$2.36	$3.00	$3.42
Diluted	1.38	0.70	2.33	2.97	3.37
Net Income (Loss) Attributable to Xerox
Basic	1.40	0.71	(1.95)	1.59	3.37
Diluted	1.38	0.71	(1.93)	1.58	3.32
Common stock dividends declared	1.00	1.00	1.24	1.12	1.00
Operations
Revenues	$9,830	$10,265	$10,771	$11,465	$12,679
Sales	3,972	4,073	4,319	4,674	5,214
Services, maintenance and rentals	5,590	5,898	6,127	6,445	7,078
Financing	268	294	325	346	387
Income from continuing operations	374	204	633	840	1,034
Income from continuing operations - Xerox	361	192	622	822	1,011
Net income (loss)	374	207	(460)	466	1,018
Net income (loss) - Xerox	361	195	(471)	448	995
Financial Position(1)
Working capital	$1,444	$2,489	$2,338	$1,431	$2,798
Total Assets	14,874	15,946	18,051	25,442	27,576
Consolidated Capitalization(1)
Short-term debt and current portion of long-term debt	$961	$282	$1,011	$985	$1,427
Long-term debt	4,269	5,235	5,305	6,382	6,314
Total Debt(2)	5,230	5,517	6,316	7,367	7,741
Convertible preferred stock	214	214	214	349	349
Xerox shareholders' equity	5,005	5,256	4,709	8,975	10,596
Noncontrolling interests	34	37	38	43	75
Total Consolidated Capitalization	$10,483	$11,024	$11,277	$16,734	$18,761
Selected Data and Ratios
Common shareholders of record at year-end	26,742	28,752	31,803	33,843	35,307
Book value per common share(3)	$21.80	$20.64	$18.57	$35.45	$37.95
Year-end common stock market price(3)	$19.76	$29.15	$23.00	$42.52	$55.44
_____________

(1)
Balance sheet amounts at December 31, 2016 exclude Conduent Incorporated (Conduent) balances as a result of the Separation and Distribution while balance sheet amounts prior to December 31, 2016 include amounts for Conduent. Refer to Note 5 - Divestitures in our Consolidated Financial Statements for additional information.

(2)	Includes capital lease obligations.

(3)	Per share prices and computations for 2015 and 2014 are on a pre-separation basis. Refer to Note 5 - Divestitures in our Consolidated Financial Statements for further information.

Xerox 2018 Annual Report 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2018 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.
Executive Overview
With annual revenues of $9.8 billion we are a leading global provider of digital print technology and related solutions; we operate in a core market estimated at approximately $67 billion. Our primary offerings span three main areas: Intelligent Workplace Services (formerly Managed Document Services (MDS)), Workplace Solutions and Production Solutions (formerly Graphic Communications). Our Intelligent Workplace Services offerings help customers, ranging from small businesses to global enterprises, optimize their printing and related document workflow and business processes. Xerox led the establishment of this expanding market and continues as the industry leader. Our Workplace Solutions and Production Solutions offerings support the work processes of our customers by providing them with solutions built upon our broad portfolio of industry-leading printing and workflow offerings. We also have digital solutions and software assets to compete in an approximately $31 billion adjacent Software and Services market. Our main offerings for this market are focused on: industry-specific Digital Solutions, Personalization & Communication Software and Content Management Software.
Headquartered in Norwalk, Connecticut, with 32,400 employees, Xerox serves customers in approximately 160 countries providing advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses ("SMB"), large enterprises, governments and graphic communications providers, and for our partners who serve them. In 2018, approximately 40% of our revenue was generated outside the United States.
Market and Business Strategy
Our market and business strategy is to maintain overall leadership in our core market and increase our participation in the growth areas, while expanding into adjacent markets and leveraging our innovation capabilities to enter new markets. To accomplish this, we focus on the following strategic initiatives:

•
Optimize operations for simplicity - i) Simplify our operating model for greater accountability and efficiency; ii) Optimize supply chain and heighten supplier competitiveness; and iii) Make it easier for customers and partners to do business with Xerox.

•
Drive revenue - i) Service customers via channels that most effectively meet their needs; ii) Enhance capabilities to sell higher-value services and integrated solutions; and iii) Expand software and services offerings.

•
Re-energize innovation - i) Capitalize on growing industry trends in AI (Artificial Intelligence), Analytics and IoT (Internet of Things); ii) Leverage existing expertise to develop differentiated technology; and iii) Revamp innovation business model to focus on monetization.

•
Focus on cash flow and increasing capital returns - i) Maximize cash flow generation; ii) Return at least 50% of free cash flow (Operating cash flows from continuing operations less capital expenditures) to shareholders; and iii) Focus on Return on Investment (ROI) and Internal Rate of Return (IRR) to make capital allocation decisions.

Post-sale Based Business Model
In 2018, 78% of our total revenue was post-sale based, which includes managed print services, equipment maintenance services, consumable supplies and financing, among other elements. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Some of the key indicators of future post sale revenue include:

•	Installations and removals of printers and multifunction devices as well as the number of machines in the field (MIF) and the page volume and mix of pages printed on color devices, where available.

Xerox 2018 Annual Report 21

•
Managed Document Services - i) signings, which reflects the estimated future revenues from contracts, mostly from Enterprise deals, signed during the period, and; ii) renewal rate, which is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period, calculated as a percentage of ARR on all contracts where a renewal decision was made during the period.

Project Own It
During the second half of 2018, we initiated a transformation project - "Project Own It" - centered on creating a simpler, more agile and effective organization to enhance our focus on our customers and our partners, instill a culture of continuous improvement and improve our financial results. The primary goal of this project is to improve productivity by driving end-to-end transformation of our processes and systems to create greater focus, speed, accountability and effectiveness and to reduce costs. These efforts are considered critical to making us more competitive and giving us the capacity to invest in growth and maximize shareholder returns. Key opportunities under Project Own It include establishing more effective shared service centers, rationalizing our IT infrastructure, reducing our real estate footprint, creating greater velocity in our supply chain and unlocking greater productivity in our supplier base. This project is also evaluating the sourcing of all of our products in an effort to optimize our options. Our approach is to analyze our potential options both by product category and holistically to determine what sourcing makes the most strategic and economic sense.
We incurred restructuring and related costs of $158 million for the year ended December 31, 2018 primarily related to costs incurred to implement initiatives under our business transformation projects including Project Own It.
Refer to Restructuring and Related Costs section of the MD&A and Note 12 - Restructuring and Asset Impairments in the Consolidated Financial Statements for additional information.
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
On May 13, 2018, the Company delivered written notice of termination of the Subscription Agreement to Fujifilm. By virtue of the termination of the Subscription Agreement, the Redemption Agreement terminated automatically. The Company's termination of the Transaction Agreements is the subject of pending litigation.
The Company continues to maintain existing commercial relationships with Fuji Xerox and Fujifilm, including, as part of the following agreements: (i) the Joint Enterprise Contract, between the Company and Fujifilm, dated March 30, 2001, (ii) the Technology Agreement, dated April 1, 2006, by and between the Company and Fuji Xerox and (iii) the Master Program Agreement made and entered into as of September 9, 2013 by and between the Company and Fuji Xerox. On June 25, 2018, the Company disclosed to Fujifilm that it does not currently plan to renew the Technology Agreement when it expires in 2021. Xerox’s goals include sourcing products, parts and supplies from the most competitive suppliers to support the needs of its customers.
Refer to Note 19 - Contingencies and Litigation for additional information related to Xerox's pending litigation with Fujifilm. Refer to Note 25 - Fuji Xerox Transaction in the Consolidated Financial Statements for additional information regarding this transaction including recent developments.
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
Refer to Income Taxes section of the MD&A and Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the Tax Act.

Xerox 2018 Annual Report 22

Financial Overview
Total revenue of $9.8 billion in 2018 decreased 4.2% from the prior year, including a 0.7-percentage point favorable impact from currency. The decrease in revenue reflected a 4.1% decrease in Equipment sales revenue, including a 0.4-percentage point favorable impact from currency and a 4.3% decrease in Post sale revenue including a 0.7-percentage point favorable impact from currency. The decline in Post sale revenue reflected the continuing lower page volumes, an ongoing competitive price environment, a lower population of devices and lower supplies revenues, partially offset by higher revenues from our Xerox Business Solutions (XBS - formerly GIS) business, our growing partner print services and paper sales. The decline in Equipment sales reflected the impact of lower revenue from High-end systems and the impact of lower OEM sales, which were partially offset by higher equipment sales in both Entry and Mid-Range driven by our ConnectKey products launched in 2017 as well as from our recently launched Iridesse production press.
Net income from continuing operations attributable to Xerox was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2018	2017	2016	2018	2017
Net income from continuing operations attributable to Xerox	$361	$192	$622	$169	$(430)
Adjusted(1) Net income from continuing operations attributable to Xerox	893	906	918	(13)	(12)
The increase in Net income from continuing operations for 2018 as compared to the prior year was primarily related to lower income taxes in the current year as compared to 2017. In 2017, the implementation of the Tax Act resulted in a charge of $400 million as compared to an $89 million additional charge in 2018. The increase also reflects lower non-service retirement-related costs and Restructuring and related costs. These increases were partially offset by lower revenues, which were only partially offset by cost savings and productivity improvements associated with our business transformation actions, higher Transaction and related costs, net and lower Equity in net income from unconsolidated affiliates that included our share of a significant restructuring charge recorded by Fuji Xerox during 2018.
The decrease in adjusted1 net income from continuing operations attributable to Xerox for 2018 as compared to the prior year was primarily related to lower revenues, which were only partially offset by cost savings and productivity improvements associated with our business transformation actions. Adjustments in 2018 include Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items.
Operating cash flow provided by continuing operations was $1,140 million in 2018 as compared to a use of $179 million in 2017. The increase is primarily due to higher prior year pension contributions of $658 million, which included an incremental $500 million contribution to our U.S. defined benefit pension plans and an additional contribution of approximately $105 million (GBP 80 million) to our U.K. Pension Plan for salaried employees, as well as the one-time impact of approximately $350 million from the termination of certain accounts receivable sales programs in the fourth quarter of 2017. The increase also reflects the prior year reclassification of $234 million of collections of deferred proceeds and beneficial interests from the sale of receivables to investing cash flows as a result of an accounting change (refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information), lower restructuring payments and improved working capital2, all of which were partially offset by higher payments for Transaction and related costs, net.
Cash used in investing activities of continuing operations was $29 million in 2018 reflecting $90 million of capital expenditures, which were partially offset by $59 million from the sale of non-core business assets. Cash used in financing activities was $1,301 million in 2018 reflecting $700 million for share repurchases, payments of $265 million on Senior Notes, $25 million for a capital lease termination, $19 million of bridge facility costs and dividend payments of $269 million.
_____________

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.

(2)	Working capital reflects Accounts receivable, net, Inventories, Accounts payable and Accrued compensation and benefits cost.
2019 Outlook
We project total revenues to decline in 2019 by approximately 5%, excluding the impact of currency. At January 2019 exchange rates, we expect translation currency to have an approximate 1.0-percentage point unfavorable impact on total revenues in 2019, reflecting the strengthening of the U.S. dollar against our major foreign currencies as compared to prior year. Both reported and adjusted1 earnings are expected to improve reflecting the continued benefits of cost reductions and productivity improvements, which are expected to offset the impact of projected decline in revenues.

Xerox 2018 Annual Report 23

We expect 2019 operating cash flows from continuing operations to be between $1.15 and $1.25 billion and capital expenditures to be approximately $150 million.
Our capital allocation plan for 2019 includes the following:

•	Share repurchases – we expect to repurchase at least $300 million.

•	Dividends - expect dividend payments to be approximately $250 million, reflecting the current annualized common stock dividend of $1.00 per share.
Economic and Market Factors
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements.  At this stage, we do not anticipate a material impact from the additional China tariffs announced to date on the cost of our imported products. However, we are continuing to assess the impact of potentially new import tariffs on our products and we continue to monitor developments in this area and will make efforts to mitigate the impact to the extent possible.
In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”, and in March 2017, the U.K. formally started the process to leave the E.U. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates and changes in regulations. Additionally, there may be potential risks to our supply chain including additional administrative requirements, customs delays, and possibly tariffs. We currently do not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. However, we continue to assess the situation and expect to take any necessary steps to mitigate the potential volatility, increased costs or disruptions to our supply chain that may result from this matter. For the year ended December 31, 2018, revenues and assets in Europe, including the U.K., represented approximately 30% of our consolidated revenues and total assets, respectively.
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
Approximately 40% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 0.7-percentage point favorable impact on revenue in 2018 and no impact on revenue in 2017.

Xerox 2018 Annual Report 24

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
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. Refer to Note 2 - Revenue, in the Consolidated Financial Statements as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Revenue Recognition - for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Sales made under bundled lease arrangements directly to end customers comprise approximately 35% of our equipment sales revenue. Revenues under bundled arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 35% of our total sale revenues are sales of equipment and supplies to distributors and resellers, and provisions and allowances recorded on these sales are approximately 22% of the associated gross revenues.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $36 million, $33 million and $37 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016, respectively.
Although bad debt provisions increased in 2018, the provision was less than the prior three-year average and continues to reflect the maintenance of a prudent credit policy. Reserves, as a percentage of trade and finance receivables, were 3.0% at December 31, 2018, as compared to 3.2% and 3.6% at December 31, 2017 and 2016, respectively. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Xerox 2018 Annual Report 25

As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the three year period ended December 31, 2018, our reserve for doubtful accounts ranged from 3.0% to 3.6% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2018 rate of 3.0% would change the 2018 provision by approximately $24 million.
Refer to Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Over the past several years, where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.4 billion as of December 31, 2018 decreased by $350 million from December 31, 2017, primarily due to the recognition of actuarial losses through amortization and U.S. settlement losses, currency and higher discount rates at December 31, 2018 as compared to the prior year. The total actuarial loss at December 31, 2018 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 4.5% for 2018, 5.0% for 2017 and 5.8% for 2016, on a worldwide basis. During 2018, the actual return on plan assets was a $255 million loss as compared to an expected return of $311 million, with the difference largely due to negative equity market returns and the negative impact of increasing interest rates on our fixed income investments. When estimating the 2019 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2019 is 4.6%.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2018 and to calculate our 2019 expense was 3.2%; the rate used to calculate our obligations as of December 31, 2017 and our 2018 expense was 2.8%.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2019 Projected net periodic pension cost	$(20)	$25	$(20)	$20
Projected benefit obligation as of December 31, 2018	(355)	385	N/A	N/A

Xerox 2018 Annual Report 26

One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.4 billion at December 31, 2018, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $810 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2018, U.S. plan settlements were $660 million, $550 million and $229 million, respectively, and the associated settlement losses on those plan settlements were $173 million, $133 million and $65 million, respectively. In 2019, on average, we estimate that approximately $100 million of plan settlements will result in settlement losses of approximately $25 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2018 as well as estimated amounts for 2019:

	Estimated	Actual
(in millions)	2019	2018	2017	2016
Defined benefit pension plans(1)	$20	$2	$61	$62
U.S. settlement losses	90	173	133	65
Defined contribution plans(2)	65	66	67	74
Retiree health benefit plans	(60)	8	30	35
Total Benefit Plan Expense	$115	$249	$291	$236
Our estimated 2019 defined benefit pension plan cost is expected to be approximately $134 million lower than 2018, primarily driven by lower projected U.S. settlement losses and the amortization of prior service credits resulting from the 2018 amendments to our Retiree Health plans in the U.S. and Canada.
The following is a summary of our benefit plan funding for the three years ended December 31, 2018 as well as estimated amounts for 2019:

	Estimated	Actual
(in millions)	2019	2018	2017	2016
U.S. Defined benefit pension plans	$25	$27	$675	$24
Non-U.S. Defined benefit pension plans	110	117	161	154
Defined contribution plans(2)	65	66	67	74
Retiree health benefit plans	35	57	64	61
Total Benefit Plan Funding	$235	$267	$967	$313

_____________

(1)	Excludes U.S. settlement losses.

(2)	Prior year amounts have been revised to reflect additional cost for previously excluded plans.
The decrease in contributions to our U.S. defined benefit plans from 2017 was largely due to 2017 including $650 million of contributions to our domestic tax-qualified defined benefit plans, comprised of $15 million required to meet minimum funding requirements and $635 million of voluntary contributions. Contributions to our U.S. defined benefit plans in 2018 and estimated for 2019 are primarily for payments associated with our non-qualified plan in the U.S. and do not include any contributions for our tax-qualified defined benefit plans because none were required to meet the minimum funding requirements.
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

Xerox 2018 Annual Report 27

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Increases (decreases) to our valuation allowance, through income tax expense, were $3 million, $6 million and $(8) million for the years ended December 31, 2018, 2017 and 2016, respectively. There were other (decreases) increases to our valuation allowance, including the effects of currency, of $(41) million, $13 million and $41 million for the years ended December 31, 2018, 2017 and 2016, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income (loss).
The following is a summary of gross deferred tax assets and the related valuation allowances for the three years ended December 31, 2018:

	Year Ended December 31,
(in millions)	2018	2017	2016
Gross deferred tax assets	$1,566	$2,051	$2,730
Valuation allowance	(397)	(435)	(416)
Net deferred tax assets	$1,169	$1,616	$2,314
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $108 million, $125 million and $165 million at December 31, 2018, 2017 and 2016, respectively.
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
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 4 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill balance was $3.9 billion at December 31, 2018. We assess Goodwill for impairment at least annually during the fourth quarter based on balances as of October 1st and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and company specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts. Application of the annual Goodwill impairment test requires judgment regarding the identification of reporting units. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested Goodwill for impairment at the entity level.

Xerox 2018 Annual Report 28

In performing our annual Goodwill impairment test as of October 1st, we qualitatively assessed our Goodwill balance for impairment and concluded that Goodwill was not impaired. In performing the qualitative assessment, we considered the prior year excess of fair value over carrying value as well as relevant events and conditions, including but not limited to, macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, and legal and regulatory factors. Our assessment indicated that consistent with prior year projections, we retained our market share and offset revenue declines with cost reductions and productivity improvements. Accordingly, expected net cash flows were consistent with prior period projections. In addition, we also considered the impact of a higher discount rate than the prior year based on current market and industry conditions but concluded that the impact would not have had a material adverse impact.
Subsequent to our annual test, as a result of certain business factors including a debt rating downgrade and a significant decrease in our market capitalization, we performed an interim impairment test of our Goodwill balance as of December 31, 2018. We elected to utilize a quantitative assessment of the recoverability of our Goodwill balance for this interim impairment assessment.
In our quantitative test, we estimate the fair value of the entity by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider a number of factors that include, but are not limited to, expected future cash flows, growth rates and discount rates, and comparable multiples from publicly traded companies in our industry. In addition, these approaches require us to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses. Our assessment also includes the use of outside valuation experts and incorporates factors and assumptions related to third-party market participants.
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
We believe these assumptions are appropriate and reflect our current expectations as well as our forecasted long-term business model, giving appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The discount rate applied to our projected cash flows was approximately 10%, which we considered reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflects current market and industry conditions.
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
After completing our interim impairment review as of December 31, 2018, we concluded that Goodwill was not impaired and we had an excess of fair value over carrying value of more than 20%. Although our estimate of the fair value of the entity was in excess of our market capitalization, we believe the difference is reasonable when a market-based control premium is taken into consideration.
Refer to Note 11 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.

Xerox 2018 Annual Report 29

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2018 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2018	2017	2016	2018	2017	2018	2017	2018	2017	2016
Equipment sales	$2,200	$2,295	$2,471	(4.1)%	(7.1)%	(4.5)%	(7.3)%	22%	22%	23%
Post sale revenue	7,630	7,970	8,300	(4.3)%	(4.0)%	(5.0)%	(3.9)%	78%	78%	77%
Total Revenue	$9,830	$10,265	$10,771	(4.2)%	(4.7)%	(4.9)%	(4.7)%	100%	100%	100%
Reconciliation to Consolidated Statements of Income (Loss):
Sales	$3,972	$4,073	$4,319	(2.5)%	(5.7)%	(2.7)%	(5.7)%
Less: Supplies, paper and other sales	(1,772)	(1,822)	(1,900)	(2.7)%	(4.1)%	(2.6)%	(3.8)%
Add: Equipment-related training(1)	—	44	52	NM	NM	NM	NM
Equipment sales(2)	$2,200	$2,295	$2,471	(4.1)%	(7.1)%	(4.5)%	(7.3)%

Services, maintenance and rentals	$5,590	$5,898	$6,127	(5.2)%	(3.7)%	(5.4)%	(3.7)%
Add: Supplies, paper and other sales	1,772	1,822	1,900	(2.7)%	(4.1)%	(2.6)%	(3.8)%
Add: Financing	268	294	325	(8.8)%	(9.5)%	(10.0)%	(9.5)%
Less: Equipment-related training(1)	—	(44)	(52)	NM	NM	NM	NM
Post sale revenue(2)	$7,630	$7,970	$8,300	(4.3)%	(4.0)%	(5.0)%	(3.9)%

North America	$5,913	$6,122	$6,420	(3.4)%	(4.6)%	(3.4)%	(4.9)%	60%	60%	60%
International	3,532	3,601	3,736	(1.9)%	(3.6)%	(3.7)%	(3.1)%	36%	35%	34%
Other	385	542	615	(29.0)%	(11.9)%	(29.0)%	(11.9)%	4%	5%	6%
Total Revenue(3)	$9,830	$10,265	$10,771	(4.2)%	(4.7)%	(4.9)%	(4.7)%	100%	100%	100%

Memo:
Managed Document Services(4)	$3,457	$3,419	$3,441	1.1%	(0.6)%	0.5%	(0.4)%	35%	33%	32%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment Sales. In prior periods, this revenue was reported as Services, maintenance and rentals.

(2)	Equipment sales revenue in 2016 has been revised to reclassify certain XBS IT-related equipment sales to other sales, which are included in Post sale revenue.

(3)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(4)
Excluding equipment revenue, Managed Document Services (MDS) was $2,974 million, $2,962 million and $2,942 million for the three years ended December 31, 2018, respectively. For the year ended December 31, 2018, the change represented an increase of 0.4%, including a 0.6-percentage point favorable impact from currency. For the year ended December 31, 2017, the change represented an increase of 0.7%, including a 0.2-percentage point unfavorable impact from currency.

Revenue
Total revenue decreased 4.2% for the year ended December 31, 2018 including a 0.7-percentage point favorable impact from currency. Total revenue decreased 4.7% for the year ended December 31, 2017 compared to the prior year, with no impact from currency. Total revenues included the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by page volumes generated by the usage of such devices, and the revenue per printed page. For the year ended December 31, 2018, Post sale revenue decreased 4.3% compared to the prior year including a 0.7-percentage point favorable impact from currency. For the year ended December 31, 2017, Post sale revenue decreased 4.0% compared to the prior year including a 0.1-percentage point unfavorable impact from currency. Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Managed Document Services (MDS) offerings, and revenues from our Communication and Marketing Solutions (CMS).

Xerox 2018 Annual Report 30

◦
For the year ended December 31, 2018, these revenues declined 5.2%, including a 0.2-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower signings and installs from prior periods. The lower population of devices is partially due to the loss of market share for multiple quarters leading up to the ConnectKey launch in mid-2017. Additionally, the prior year included $20 million of higher revenues associated with a licensing agreement. These impacts were partially offset by higher revenues from MDS and our Xerox Business Solutions (XBS) business, formerly known as Global Imaging Systems, inclusive of acquisitions.

◦
For the year ended December 31, 2017, these revenues declined 3.7%, including no impact from currency. The decline at constant currency[1] reflected lower signings and installs from prior periods and the continuing decline in page volumes. These declines were partially mitigated by $20 million of higher revenues associated with a licensing agreement as well as growth in MDS, developing markets and acquisitions within our XBS business.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the year ended December 31, 2018, these revenues declined 2.7%, including a 0.1-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the impact from lower supplies sales (both in U.S. and European channels). These declines were partially offset by higher paper sales and higher IT network integration solutions sales from our XBS business. The decline also reflected an approximate 1.5-percentage point unfavorable impact from lower original equipment manufacturer (OEM) sales.

◦
For the year ended December 31, 2017, these revenues declined 4.1%, including a 0.3-percentage point unfavorable impact from currency. The decline was driven by lower network integration solutions sales from our XBS business, reduced OEM supplies and lower supplies demand (both in U.S. and European channels) consistent with declining equipment sales in prior periods. The decline was partially offset by higher supplies sales from our XBS business and our developing markets.

•
Financing revenue is generated from financed equipment sale transactions. For the year ended December 31, 2018, Financing revenue decreased 8.8%, including a 1.2-percentage point favorable impact from currency, while Financing revenue for the year ended December 31, 2017 decreased 9.5% including no impact from currency. The decline in both periods reflected a continued decline in finance receivables balance due to lower equipment sales in prior periods and a greater mix of sales to channels where our financing penetration rate is lower.

Equipment sales revenue
Equipment revenue for the three years ended December 31, 2018 was as follows:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2018	2017	2016	2018	2017	2018	2017	2018	2017	2016
Entry(1)	$237	$231	$231	2.6%	—%	2.0%	—%	11%	10%	9%
Mid-range	1,493	1,468	1,596	1.7%	(8.0)%	1.1%	(8.3)%	68%	64%	65%
High-end	424	473	502	(10.4)%	(5.8)%	(10.5)%	(5.7)%	19%	21%	20%
Other(1)	46	123	142	(62.6)%	(13.4)%	(62.6)%	(12.4)%	2%	5%	6%
Equipment sales(2)(3)	$2,200	$2,295	$2,471	(4.1)%	(7.1)%	(4.5)%	(7.3)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)
In 2018, revenues from our OEM business are included in Other, which had historically been reported in Entry. This reclassification was made to provide better transparency to our business results. Prior year amounts have been adjusted to conform to this change.

(2)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment Sales (previously included in Post sale revenue). Prior year amounts have been adjusted to conform to this change.

(3)	Equipment sales revenue in 2016 has been revised to reclassify certain XBS IT-related equipment sales to other sales, which are included in Post sale revenue.
Equipment sales revenue
Equipment sales revenue decreased 4.1% for the year ended December 31, 2018 including a 0.4-percentage point favorable impact from currency. For the year ended December 31, 2017, Equipment sales decreased 7.1% including a 0.2-percentage point favorable impact from currency. Equipment sales revenue in both years was impacted by price declines of approximately 5% (which were in-line with our historic declines). For the year ended December 31, 2018, the decline at constant currency1 included a 3.3-percentage point unfavorable impact from lower OEM Equipment sales. Equipment sales revenue is comprised of the following:

Xerox 2018 Annual Report 31

•	Entry

◦	For the year ended December 31, 2018, the increase reflected higher sales of our ConnectKey devices through our channels in the U.S. and developing markets.

◦
For the year ended December 31, 2017, entry sales were flat and reflected lower OEM activity and an unfavorable mix caused by higher install activity from lower-end and monochrome devices in our developing markets as well as the timing of our new ConnectKey products.

•	Mid-range

◦
For the year ended December 31, 2018, the increase reflected higher sales of our ConnectKey devices through our Enterprise channel in the U.S., higher sales of lower-end devices in developing markets and higher sales from our XBS business.

◦
For the year ended December 31, 2017, the decrease reflected, in part, the mid-year transition to our new product portfolio and was further impacted by the longer sales cycles in certain areas of the business, as well as lower revenue from color devices and black-and-white systems reflecting market trends. These declines were partially offset by higher revenues from our developing markets.

•	High-end

◦
For the year ended December 31, 2018, the decrease primarily reflected lower sales from iGen, along with lower revenues from black-and-white systems consistent with market decline trends. These declines were only partially mitigated by demand for the Iridesse production press, as well as higher sales from our recently upgraded Brenva cut-sheet inkjet press.

◦
For the year ended December 31, 2017, the decrease in high-end sales primarily reflected lower revenues from our black-and-white systems, consistent with market trends, along with the impact of higher sales of iGen and Color Press in the prior year associated with the drupa trade show; these declines were only partially mitigated by higher sales of our continuous feed inkjet color systems and the recently launched Versant products. High-end color sales also included lower digital front-end (DFE) sales to Fuji Xerox.

Revenue Metrics
Installs reflect new placement of devices only. Revenue associated with equipment installations (discussed below) may be reflected up-front Equipment sales or over time through rental income or as part of our Managed Document Services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with our customers. Install activity includes Managed Document Services and Xerox-branded products shipped to our XBS business. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs for the year ended December 31, 2018 were:
Entry(1)

•	12% increase in color multifunction devices, reflecting higher installs of our ConnectKey products through our indirect channels in the U.S. and Europe, as well as through our XBS business.

•
17% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher installs of our ConnectKey devices through our indirect channels in the U.S. and Europe.

Mid-Range(2)

•
10% increase in mid-range color installs, reflecting higher demand from our ConnectKey devices through our large enterprise channel and our XBS business, as well as lower-end A3 devices in developing markets.

•	8% increase in mid-range black-and-white, reflecting higher demand for our ConnectKey devices in our XBS business and developing markets.
High-End(2)

•
9% decrease in high-end color systems, as demand for our new Iridesse production press and cut-sheet inkjet products was offset by lower installs of iGen and lower-end production systems including Versant systems.

•	18% decrease in high-end black-and-white systems reflecting market trends, partially offset by increased demand in our indirect U.S. channels and our developing markets.

Xerox 2018 Annual Report 32

Installs for the year ended December 31, 2017 were:
Entry(1)

•	24% increase in color multifunction devices, reflecting demand for recently launched products as well as the migration from printers to multifunction devices, consistent with market trends.

•	18% increase in black-and-white multifunction devices, driven largely by higher activity for low-end printers in developing markets.
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
_____________

(1)
Entry installations exclude OEM sales; including OEM sales, Entry color multifunction devices decreased 16% and 2% for the years ended December 31, 2018 and 2017, respectively. Entry black-and-white multifunction devices increased 3% and 10% for the years ended December 31, 2018 and 2017, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices increased 9% and were flat for the years ended December 31, 2018 and 2017, respectively, while High-end color systems decreased 9% and 14% for the years ended December 31, 2018 and 2017, respectively.

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts for which a renewal decision was made during the period. Our reported signings primarily represent those from our Enterprise deals, as we do not currently include signings from our growing partner print services offerings or those from our XBS business. Total Contract Value (TCV) is the estimated contractual revenue related to signed contracts. Signings expressed in TCV were as follows:

	Year Ended December 31,			% Change		CC % Change
(in millions)	2018	2017	2016	2018	2017	2018	2017
Signings	$2,366	$2,714	$2,734	(12.8)%	(0.7)%	(13.9)%	1.0%
_____________
CC - See "Currency Impact" section for description of Constant Currency.
Signings for the year ended December 31, 2018 decreased 12.8% compared to the prior year, including a 1.1-percentage point favorable impact from currency primarily reflecting lower new business and fewer renewal opportunities as a result of ongoing competitive pressure in the market and longer decision cycles. Signings for the year ended December 31, 2017 decreased 0.7% compared to the prior year, with a 1.7-percentage point unfavorable impact from currency primarily reflecting a lower contribution from new business, partially offset by higher contributions from renewals.
New business TCV for the year ended December 31, 2018, decreased 5.0%, including a 1.0-percentage point favorable impact from currency.
Renewal Rate
Contract renewal rate for the year ended December 31, 2018 was 82%, as compared to the renewal rate of 84% for the year ended December 31, 2017. The decrease in the renewal rate since 2017 is a result of the inherent volatility in the timing of signings as well as the recently instituted enhanced discipline, ensuring that we are not diminishing our return on investment by renewing too early.

Xerox 2018 Annual Report 33

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

•
Managed Document Services (MDS) revenue, which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings within MDS are Managed Print Services (including from XBS), as well as workflow automation services, and Centralized Print Services and Solutions (CPS). MDS excludes Communications and Marketing Solutions (CMS).

Xerox 2018 Annual Report 34

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2018	2017	2016	2018 B/(W)		2017 B/(W)
Gross Profit	$3,927	$4,127	$4,305	$(200)		$(178)
RD&E	397	424	463	27		39
SAG	2,390	2,526	2,636	136		110

Equipment Gross Margin	32.9%	29.1%	31.2%	3.8	pts.	(2.1)	pts.
Post sale Gross Margin	42.0%	43.4%	42.1%	(1.4)	pts.	1.3	pts.
Total Gross Margin	39.9%	40.2%	40.0%	(0.3)	pts.	0.2	pts.
RD&E as a % of Revenue	4.0%	4.1%	4.3%	0.1	pts.	0.2	pts.
SAG as a % of Revenue	24.3%	24.6%	24.5%	0.3	pts.	(0.1)	pts.

Pre-tax Income	$598	$570	$568	$28		$2
Pre-tax Income Margin	6.1%	5.6%	5.3%	0.5	pts.	0.3	pts.
Adjusted(1) Operating Profit	$1,268	$1,302	$1,336	$(34)		$(34)
Adjusted(1) Operating Margin	12.9%	12.7%	12.4%	0.2	pts.	0.3	pts.
_____________
(1) Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Pre-tax income margin for the year ended December 31, 2018 of 6.1% increased 0.5-percentage points compared to 2017. This increase was primarily driven by lower Restructuring and related costs and lower Other expenses, net, including lower non-service retirement-related costs. These improvements were partially offset by lower revenues, which were only partially offset by cost savings and productivity from our business transformation actions and higher Transaction and related costs, net. Transaction currency had a 0.5-percentage point favorable impact.
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
Pre-tax income margin includes the Amortization of intangible assets, Restructuring and related costs, Transaction and other related costs and Other expenses, net, all of which are separately discussed in subsequent sections. Adjusted1 Operating margin, discussed below, excludes all of these items and includes Equity in net income of unconsolidated affiliates before restructuring.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2018 of 12.9% increased 0.2-percentage points compared to 2017, including a 0.5-percentage point favorable impact from transaction currency, primarily reflecting cost productivity and savings from our business transformation actions and lower compensation expense. Partially offsetting these improvements was lower revenues and a 0.4-percentage point unfavorable impact within SAG expenses primarily related to the exit of a real estate facility (0.2-percentage point) and the cancellation of certain IT projects (0.2-percentage point). Adjusted1 operating margin was also unfavorably impacted by lower equity income from our Fuji Xerox joint venture.
Adjusted1 operating margin for the year ended December 31, 2017 of 12.7% increased 0.3-percentage points compared to 2016, reflecting productivity and savings from strategic transformation as well as higher licensing revenue, which more than offset the pace of revenue declines and the impact of revenue generating and SAG investments along with adverse transaction currency of 0.7-percentage points. Adjusted1 operating margin was also unfavorably impacted by higher compensation and benefit expense as well as lower equity income from our Fuji Xerox joint venture.
 _____________

(1)	Refer to Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2018 Annual Report 35

Gross Margin
Total gross margin for the year ended December 31, 2018 of 39.9% decreased 0.3-percentage points compared to 2017, primarily reflecting a less profitable mix of revenues and the impact of pricing, as well as lower post sale margin, partially offset by higher equipment margin and cost productivity and savings associated with our business transformation actions. Gross margin includes the favorable impact from transaction currency of 0.4-percentage points.
Total gross margin for year ended December 31, 2017 of 40.2% increased 0.2-percentage points compared to 2016. The increase reflects cost productivity and savings from strategic transformation, as well as improvement in the rate of revenue decline that more than offset adverse transaction currency of 0.7-percentage points.
Equipment gross margin for the year ended December 31, 2018 of 32.9% increased 3.8-percentage points compared to 2017, reflecting the mix benefit from lower OEM sales (which carry a negative upfront margin), favorable transaction currency as well as savings from cost productivity initiatives, partially offset by the impact of pricing and a less profitable mix of revenues.
Equipment gross margin for the year ended December 31, 2017 of 29.1% decreased 2.1-percentage points compared to 2016, as product cost productivity was more than offset by adverse transaction currency and price declines.
Post sale gross margin for the year ended December 31, 2018 of 42.0% decreased 1.4-percentage points compared to 2017, reflecting lower revenues, including an unfavorable mix of lower maintenance revenues and licensing revenues as well as the impact of pricing, partially offset by productivity and restructuring savings.
Post sale gross margin for the year ended December 31, 2017 of 43.4% increased 1.3-percentage points compared to 2016, reflecting cost savings and productivity improvements from strategic transformation and higher licensing revenue, which more than offset the pace of revenue declines.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2018	2017	2016	2018	2017
R&D	$325	$334	$368	$(9)	$(34)
Sustaining engineering	72	90	95	(18)	(5)
Total RD&E Expenses	$397	$424	$463	$(27)	$(39)
R&D Investment by Fuji Xerox(1)	$586	$536	$628	$50	$(92)
_____________

(1)	The fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.
RD&E as a percentage of revenue for the year ended December 31, 2018 of 4.0% was 0.1-percentage points lower compared to 2017.
RD&E of $397 million for the year ended December 31, 2018, decreased $27 million from 2017 and reflected lower sustaining engineering expenses as well as restructuring and cost productivity savings and lower expenses from the sale of a business and associated transfers of resources to third parties during the prior year. These impacts were partially offset by modest investments in innovation in complementary market areas.
RD&E as a percentage of revenue for the year ended December 31, 2017 of 4.1% was 0.2-percentage points lower compared to 2016.
RD&E of $424 million for the year ended December 31, 2017 decreased $39 million from 2016 and reflected savings from strategic transformation including restructuring savings and lower expenses as a result of the transfer of resources to Electronics for Imaging (EFI), a third party high-end print server supplier, and the sale of our Xerox Research Centre Europe in Grenoble, France, which was mainly dedicated to supporting the discontinued BPO business.
We coordinate our R&D investments with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.3% decreased 0.3-percentage points for the year ended December 31, 2018 compared to 2017 primarily reflecting the savings from productivity and restructuring associated with our business transformation actions. SAG as a percentage of revenue includes a 0.4-percentage point unfavorable impact from the exit of a real estate facility and the cancellation of certain IT projects in 2018.
SAG expenses of $2,390 million for the year ended December 31, 2018 were $136 million lower than 2017, including an approximate $14 million unfavorable impact from currency. The reduction primarily reflected productivity and restructuring savings associated with our business transformation actions along with lower annual performance

Xerox 2018 Annual Report 36

incentive compensation expense. These improvements were partially offset by $44 million of charges related to the accelerated depreciation from the early termination of a capital lease associated with a surplus facility ($22 million) and the cancellation of certain IT projects ($22 million) as we continue to evaluate the returns on our IT investments. Bad debt expense for the year ended December 31, 2018 was $36 million and was $3 million higher than the prior year and on a trailing twelve month basis (TTM) remained at less than one percent of receivables.
SAG as a percentage of revenue of 24.6% increased 0.1-percentage points for the year ended December 31, 2017 compared to 2016 primarily reflecting the impact of lower revenues that were partly mitigated by productivity and cost savings from strategic transformation, which include restructuring savings.
SAG expenses of $2,526 million for the year ended December 31, 2017 were $110 million lower than 2016, including an approximate $9 million favorable impact from currency. The reduction primarily reflected costs savings, including savings from restructuring, as well as a decrease in selling expenses related to lower incentives and marketing expenses consistent with lower revenues. These savings were partly offset by higher compensation and benefit expenses, as well as expenses from our XBS acquisitions. Bad debt expense for the year ended December 31, 2017 was $33 million and was $4 million lower than the prior year and on a trailing twelve month basis (TTM) remained at less than one percent of receivables.
Restructuring and Related Costs
Restructuring and related costs of $158 million for the year ended December 31, 2018 include net restructuring and asset impairment charges of $157 million and $1 million of additional costs, primarily related to professional support services associated with the business transformation initiatives. Net restructuring and asset impairment charges included the following:

•
$176 million of severance costs related to headcount of approximately 2,700 employees globally. The average restructuring cost per employee was lower in 2018 as compared to 2017 due to the geographic mix of actions as well as reductions in our employee severance programs particularly with respect to actions in the U.S. The actions impacted multiple functional areas, with approximately 25% of the costs focused on gross margin improvements, 70% focused on SAG reductions and the remainder focused on RD&E optimization.

•	$14 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.
The above charges were partially offset by $33 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives.
We expect 2019 pre-tax savings of approximately $140 million from our 2018 restructuring actions.
Restructuring and related costs of $216 million for the year ended December 31, 2017 included net restructuring and asset impairment charges of $197 million and $19 million of additional costs, primarily related to professional support services associated with strategic transformation. Net restructuring and asset impairment charges included the following:

•
$221 million of severance costs related to headcount reductions of approximately 2,600 employees globally. The actions impacted multiple functional areas, with approximately 30% of the costs focused on gross margin improvements and 70% on SAG improvements.

•	$4 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$7 million of asset impairment losses related to the closure of a manufacturing site in Latin America.
The above charges were partially offset by $35 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives, which included a $5 million favorable adjustment on the early termination of the lease for our corporate airplane.
Restructuring Summary
The restructuring reserve balance as of December 31, 2018 for all programs was $95 million, of which $93 million is expected to be spent over the next twelve months. During 2019, we expect to incur additional restructuring and related charges of approximately $225 million for actions and initiatives that have not yet been finalized. Approximately $75 million of the full year charges are expected to be recognized in the first quarter of the year.
Refer to Note 12 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.

Xerox 2018 Annual Report 37

Transaction and Related Costs, Net
For the year ended December 31, 2018, we recorded $68 million of Transaction and related costs, net, which increased $59 million from the prior year and included the following:

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

•
Recoveries of approximately $45 million, which included insurance recoveries for litigation and related settlement costs of approximately $30 million and a settlement refund from a financial adviser, associated with the terminated combination transaction, for approximately $13 million. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated transaction and related shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.

Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2018 was $48 million, $53 million, and $58 million, respectively. The decrease of $5 million in both 2018 and 2017, as compared to the respective prior year periods, reflected a lower level of acquisitions.
Refer to Note 11 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 32,400 as of December 31, 2018 and decreased by approximately 2,900 from December 31, 2017 largely driven by our business transformation. Approximately half of the reduction was associated with restructuring actions, while the remainder resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2018	2017	2016
Non-financing interest expense	$112	$119	$181
Non-service retirement-related costs	150	188	121
Interest income	(15)	(8)	(5)
Gains on sales of businesses and assets	(35)	(15)	(22)
Currency losses, net	5	4	13
Loss on sales of accounts receivable	3	10	16
Contract termination costs - IT services	43	—	—
Loss on early extinguishment of debt	—	20	—
All other expenses, net	5	11	17
Other expenses, Net	$268	$329	$321
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2018 of $112 million was $7 million lower than 2017. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense decreased by $8 million from the prior year. The decrease is primarily due to a lower debt balance reflecting net debt repayments of approximately $265 million in 2018 and $800 million in 2017.
Non-financing interest expense for the year ended December 31, 2017 of $119 million was $62 million lower than 2016. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense decreased by $57 million from the prior year. The decrease is primarily due to a lower debt balance reflecting the repayment of approximately $1.8 billion of debt in 2017 and $1.0 billion in 2016. These decreases were partially offset by the issuance of approximately $1.0 billion of new debt in 2017, of which $500 million of the proceeds were used for an incremental voluntary contribution to our U.S. defined benefit pension plans.
Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity as well as information regarding the allocation of interest expense.

Xerox 2018 Annual Report 38

Non-Service retirement-related costs
Non-service retirement-related costs decreased $38 million for the year ended December 31, 2018 as compared to the prior year primarily due to the favorable impact of higher pension contributions and asset returns in the prior year, as well as the favorable impact of an amendment to our U.S. Retiree Health Plan. The favorable impacts were partially offset by higher losses from pension settlements in the U.S. of $173 million, a $40 million increase compared to the prior year. The higher level of settlements was primarily due to an expected increase in interest rates.
Non-service retirement-related costs increased $67 million for the year ended December 31, 2017 as compared to the prior year primarily due to losses from pension settlements in the U.S. of $133 million, a $68 million increase compared to the prior year. The higher level of settlements was primarily due to an expected increase in interest rates.
Net gain on sales of businesses and assets
The 2018 net gain on sales of businesses and assets of $35 million reflects sales of non-core business assets in 2018.
The 2017 net gain on sales of businesses and assets of $15 million includes a gain of $13 million from the sale of a research facility in Grenoble, France.
The 2016 net gain on sales of businesses and assets of $22 million reflected gains on the sale of surplus technology assets of $17 million.
Currency losses, net
Currency losses and gains primarily result from the remeasurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities. The $9 million decrease in 2017 currency losses, net, was largely due to the significant movement in exchange rates during 2016.
Loss on sales of accounts receivable
Represents the loss incurred on our sales of accounts receivable. The decrease in loss reflects the termination of several receivable sale programs in 2017. Refer to Sales of Accounts Receivable section below and Note 6 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our sales of receivables.
Contract termination costs
During 2018, we recorded a $43 million penalty associated with a minimum purchase commitment that will not be fulfilled due to the termination of a related IT services arrangement. The minimum purchase commitment had originally been entered into in connection with the sale of our Information Technology Outsourcing (ITO) business in 2015.
Loss on early extinguishment of debt
During 2017, we recorded a $7 million net loss associated with the repayment of $475 million in Senior Notes, as well as a $13 million loss associated with the tender and exchange of certain Senior Notes.
Income Taxes
The 2018 effective tax rate was 43.0% and includes an additional charge of $89 million related to the 2017 Tax Act (the "Tax Act") which is discussed below. On an adjusted1 basis, the 2018 effective tax rate was 26.9%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, Non-service retirement related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, including the impact of the Tax Act discussed below.
The 2017 effective tax rate was 84.4% and included our estimated impact of $400 million related to the 2017 Tax Act which is discussed below. On an adjusted1 basis, the 2017 effective tax rate was 24.9%. This rate was lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Non-service retirement related costs and other discrete items including the impact of the Tax Act, discussed below.

Xerox 2018 Annual Report 39

The 2016 effective tax rate was 10.9% and on an adjusted1 basis, the 2016 effective tax rate was 20.6%. Both rates were lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits resulting from anticipated dividends from our foreign subsidiaries, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets and Non-service retirement related costs.
Xerox operations are widely dispersed. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. Our full year effective tax rate for 2018 includes an expense of 4.4-percentage points from these non-U.S. operations. Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of the Restructuring and related costs, Amortization of intangible assets, Non-service retirement-related costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 24% to 27% for full year 2019.
 _____________

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
During 2017, we recorded an estimated non-cash provisional charge of $400 million reflecting our provisional estimated impact associated with the provisions of the Tax Act based on currently available information. Our estimated charge incorporated assumptions made based on our interpretation of the Tax Act as well as information available at that time and was subject to change, possibly materially, as we completed our analysis and received additional clarification and implementation guidance. During 2018, we adjusted our provisional estimate by an additional charge of $89 million, reflecting certain positions taken on our filed 2017 income tax return as well as consideration of additional guidance from the U.S. Treasury and Internal Revenue Service (IRS). The adjustments include changes to the determination of the one-time deemed repatriation tax as well as additional remeasurement of our U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate. The total charge of $489 million reflects our current estimate of the impact of the Tax Act and may change in the future based on new guidance being issued or changes in our expected filing positions.
Effective January 1, 2018, we became subject to various provisions of the Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), Foreign Derived Intangible Income ("FDII"), Base Erosion and AntiAbuse Tax ("BEAT"), and IRC Section 163(j) interest limitation (Interest Limitation). Accordingly, our 2018 effective tax rate includes the impact for these items, which was approximately $15 million on a full year basis. The estimates for these additional provisions of the Tax Act were made based on our current interpretation of the Tax Act as well as currently available information and may change as we receive additional clarification and implementation guidance.
Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the estimated impacts of Tax Act.
Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2018	2017	2016
Total equity in net income of unconsolidated affiliates	$33	$115	$127
Fuji Xerox after-tax restructuring and other costs included in equity income	95	10	3
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income. For the year ended December 31, 2018 equity income decreased $82 million as compared to 2017, primarily reflecting lower Fuji Xerox Net income and included an approximate $28 million charge related to out-of-period adjustments.

Xerox 2018 Annual Report 40

For the year ended December 31, 2017 equity income decreased $12 million as compared to 2016, primarily reflecting lower Fuji Xerox Net income including $6 million of costs related to audit and other fees associated with the independent investigation of Fuji Xerox's accounting practices.
Equity in net income of unconsolidated affiliates for the years ended December 31, 2018 and 2017 included $85 million and $7 million, respectively, of higher year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other charges. Other charges include costs associated with the terminated combination transaction. During 2018, Fuji Xerox announced a restructuring initiative that is expected to generate approximately $450 million of cost savings on an annualized basis.
Refer to Note 10 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding the 2018 out-of-period adjustment as well as information regarding our investment in Fuji Xerox and Note 25 - Fuji Xerox Transaction in the Consolidated Financial Statements for additional information regarding the terminated combination transaction.
Net Income from Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2018 was $361 million, or $1.38 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $893 million, or $3.46 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as Non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as describe in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2017 was $192 million, or $0.70 per diluted share and includes an estimated non-cash charge of $400 million or $1.55 per diluted share impact for the provisions associated with the Tax Act. Refer to the Tax Cuts and Jobs Act (the "Tax Act") section above, as well as Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information.
On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $906 million, or $3.45 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as Non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as describe in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2016 was $622 million, or $2.33 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $918 million, or $3.49 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of intangible assets and Non-service retirement-related costs, as describe in our Non-GAAP Financial Measures.
Refer to Note 24 - Earnings (Loss) per Share in the Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________

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
Other Comprehensive Income (Loss)
The historical Consolidated Statement of Comprehensive Loss for 2016 has not been revised to reflect the separation of our BPO business. Accordingly, all reported amounts in 2016 reflect movements in Accumulated Other Comprehensive Loss for both Continuing Operations and Discontinued Operations. Refer to Note 5 - Divestitures in the Consolidated Financial Statements for additional information regarding the separation of our BPO business.
Other comprehensive income attributable to Xerox was $183 million in 2018 and included the following: i) $409 million of net gains from the changes in defined benefit plans primarily due to prior service credits resulting from an amendment to our U.S. and Canadian Retiree Health plans, settlements and the positive impacts from currency on accumulated net actuarial losses, as well as a $43 million out-of-period adjustment related to actuarial gains (refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information on the out-of-period adjustment); ii) $16 million in unrealized gains, net, and iii) net translation adjustment losses of $242 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar in 2018.

Xerox 2018 Annual Report 41

Other comprehensive income attributable to Xerox was $589 million in 2017 and included the following: i) net translation adjustment gains of $483 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar, partially offset by the weakening of the Brazilian Real; and ii) $106 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains and settlements partially offset by the negative impacts from currency on accumulated net actuarial losses.
Other comprehensive loss attributable to Xerox was $233 million in 2016 and included the following: i) net translation adjustment losses of $347 million reflecting the weakening of the Euro and Pound Sterling against the U.S. Dollar, which were only partially offset by strengthening of the Canadian Dollar, Japanese Yen and Brazilian Real; ii) $15 million in unrealized losses, net; and iii) $126 million of net gains from the changes in defined benefit plans primarily due to the positive impacts from currency on accumulated net actuarial losses and settlements partially offset by net actuarial losses.
Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 17 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding changes in our defined benefit plans. Refer to Note 15 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and associated unrealized gains and losses.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.

Xerox 2018 Annual Report 42

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•	As of December 31, 2018 and 2017, total cash, cash equivalents and restricted cash were $1,148 million and $1,368 million, respectively.

•	We expect operating cash flows from continuing operations to be between $1,150 million and $1,250 million in 2019, reflecting continued improvements in working capital and increased earnings.

•
As of December 31, 2018 and 2017, there were no borrowings or letters of credit under our $1.8 billion Credit Facility or under our Commercial Paper Program. The company did not borrow under its Credit Facility or utilize its Commercial Paper program during 2018. At this time, based on our current credit rating, the Commercial Paper program is not available for use.

•
We have consistently delivered positive cash flows from operations driven by our post-sale-based revenue model and cost productivity initiatives, such as Project Own It. Operating cash flows from continuing operations were $1,140 million, $(179) million and $716 million for the three years ended December 31, 2018, respectively. Operating cash flows from continuing operations in 2017 reflect the impact of certain one-time actions to improve our capital structure and simplify certain processes including $500 million of additional voluntary contributions to our U.S. tax-qualified defined benefit plans as well as the impact of approximately $350 million from the termination of certain accounts receivable sales programs. In addition, both 2017 and 2016 Operating Cash Flows include the impacts of certain reporting changes as discussed in 2018 Reporting Changes below and Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards and Accounting Changes in the Consolidated Financial Statements.

Operating cash flows adjusted for the above noted impacts are included in the following reconciliation:

	Year Ended December 31,
(in millions)	2018	2017	2016
Reported(1)	$1,140	$(179)	$716
Incremental voluntary contributions to U.S. defined benefit pension plans	—	500	—
Elimination of certain accounts receivable sales programs	—	350	—
Collections on beneficial interests received in sales of receivables	—	234	270
Restricted cash - classification change(2)	—	67	32
Operating Cash Flow - Adjusted	$1,140	$972	$1,018
_____________

(1)	Net cash provided by (used in) operating activities from continuing operations.

(2)
Per ASU 2016-18, Statement of Cash Flows - Restricted Cash, restricted cash and restricted cash equivalents should be included with Cash and cash equivalents when reconciling beginning and end-of-period amounts per the Statement of Cash Flows. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Credit Rating Downgrade
In 2018, Xerox’s credit ratings were downgraded by Moody’s Investors Service (“Moody’s”), Standard and Poors (“S&P”) and FitchRatings one notch, from Baa3, BBB- and BBB- to Ba1, BB+ and BB+, respectively. Although the downgrades resulted in Xerox’s credit rating falling below investment grade, our liquidity remains strong, with $1,084 million in cash and cash equivalents, an undrawn Credit Facility of $1.8 billion, which matures in August 2022, and 2018 operating cash flows of $1,140 million with the expectation for at least $1,150 million in 2019. Additionally, we expect to continue to have access to the Credit Markets and we expect to maintain our current finance business and provide financing of Xerox equipment to our customers on substantially the same terms and conditions as before the downgrades.
The impact of the downgrades on Xerox’s debt agreements include the following:

•
The annual facility fee under the Company’s $1.8 billion Credit Facility increased from 0.200% to 0.250% on the total facility amount and the spread to LIBOR for borrowings under the Credit Facility will increase from 1.175% to 1.375%. The Company currently has no outstanding borrowings under the Credit Facility and had none at December 31, 2018.

•
The Company’s $1.0 billion Senior Notes due 2023 include a provision that requires an increase in the coupon rate for rating downgrades by Moody’s and/or S&P. Accordingly, the coupon rate of 3.625% will increase by 0.50% to 4.125% effective March 15, 2019.

•	Our Commercial Paper program is not available for use. We have not held a period-end balance under this facility since 2015.
The above impacts are expected to result in an increase in 2019 total interest expense of approximately $5 million.

Xerox 2018 Annual Report 43

Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2018	2017	2016	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$1,140	$(179)	$716	$1,319	$(895)
Net cash (used in) provided by operating activities of discontinued operations	—	(88)	82	88	(170)
Net cash provided by (used in) operating activities	1,140	(267)	798	1,407	(1,065)

Net cash (used in) provided by investing activities of continuing operations	(29)	165	166	(194)	(1)
Net cash used in investing activities of discontinued operations	—	—	(251)	—	251
Net cash (used in) provided by investing activities	(29)	165	(85)	(194)	250

Net cash (used in) provided by financing activities	(1,301)	(985)	584	(316)	(1,569)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	53	(17)	(83)	70
Increase in cash of discontinued operations	—	—	(262)	—	262
(Decrease) increase in cash, cash equivalents and restricted cash	(220)	(1,034)	1,018	814	(2,052)
Cash, cash equivalents and restricted cash at beginning of year	1,368	2,402	1,384	(1,034)	1,018
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,148	$1,368	$2,402	$(220)	$(1,034)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $1,140 million for the year ended December 31, 2018. The $1,319 million increase in operating cash from 2017 was primarily due to the following:

•	$692 million increase due to prior year contributions of $635 million to our domestic tax-qualified defined benefit plans, which included an incremental voluntary contribution of $500 million.

•
$559 million increase from accounts receivable primarily due to the prior year termination of all accounts receivable sales arrangements in North America and all but one arrangement in Europe and the prior year reclassification of $213 million of collections of deferred proceeds from the sales of accounts receivable to investing.

•	$104 million increase from lower inventory levels primarily due to a decline in equipment sales and the impact of the product launch in the prior year.

•	$65 million increase due to the prior year payment of restricted cash balances in connection with the termination of our accounts receivable sales arrangements.

•	$50 million increase from lower restructuring payments.

•
$66 million decrease due to dividends received in the prior year of $43 million from equity investments other than Fuji Xerox representing the accumulation of earnings over multiple years and $23 million due to lower income from Fuji Xerox.

•	$45 million decrease due to net payments for transaction and related costs.

•	$31 million decrease due to higher equipment on operating leases.
Net cash used in operating activities of continuing operations was $179 million for the year ended December 31, 2017. The $895 million decrease in operating cash from 2016 was primarily due to the following:

•	$658 million decrease primarily from voluntary contributions of $635 million to domestic tax-qualified defined benefit plans in 2017.

•	$378 million decrease from accounts receivable primarily as a result of the termination of all accounts receivable sales arrangements in North America and all but one arrangement in Europe.

•	$181 million decrease primarily related to the prior year settlements of foreign currency derivative contracts.

•	$107 million decrease from higher restructuring payments.

•	$76 million decrease from higher inventory levels primarily due to a lower volume of equipment and supplies sales and the impact of new product launches.

•	$39 million decrease due to the payment of restricted cash balances in connection with the termination of our accounts receivable sales arrangements.

•	$231 million increase from the change in accounts payable primarily related to the year-over-year timing of supplier and vendor payments.

Xerox 2018 Annual Report 44

•	$182 million increase due to higher net tax payments in prior year partially attributable to our tax sharing arrangement with Conduent.

•	$51 million increase due to lower placements of equipment on operating leases reflecting decreased installs.

•	$43 million increase in dividends received from equity investments (other than Fuji Xerox) representing the accumulation of earnings over multiple years.

•	$36 million increase from finance receivables primarily related to a higher level of run-off due to lower originations.
The $635 million of voluntary contributions to our domestic tax-qualified defined benefit plans included an incremental $500 million that was funded through a Senior Note offering in 2017. See Cash Flows from Financing Activities below.
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $29 million for the year ended December 31, 2018. The $194 million decrease in cash from 2017 was primarily due to the following:

•	$213 million decrease is primarily a result of the termination of certain accounts receivable sales arrangements in fourth quarter 2017.

•	$127 million decrease due to the prior year receipt of the final payment on the performance-based instrument associated with our 1997 sale of The Resolution Group (TRG).

•	$20 million decrease due to proceeds from the prior year sale of the Xerox Research Centre in Grenoble, France.

•	$57 million increase from the sale of non-core business assets of $31 million and the sale of surplus buildings in Ireland of $26 million in 2018.

•	$87 million increase due to no acquisitions in 2018.

•	$29 million increase due to the prior year refund of cash received in 2016 for a cancelled business agreement.
Net cash provided by investing activities of continuing operations was $165 million for the year ended December 31, 2017. The $1 million decrease in cash from 2016 was primarily due to the following:

•	$58 million decrease due to the year-over-year impact from the 2017 refund of cash received in 2016 for a cancelled business agreement.

•	$57 million decrease due to a higher level of acquisitions.

•	$33 million decrease due to the timing of collections from accounts receivable sales arrangements.

•	$22 million decrease from lower proceeds from the sale of assets. Prior year included proceeds from the sale of surplus technology assets.

•	$127 million increase due to the receipt of the final payment on the performance-based instrument associated with our 1997 sale of The Resolution Group (TRG).

•	$33 million increase due to lower capital expenditures.

•	$20 million increase due to proceeds from the sale of the Xerox Research Centre in Grenoble, France in 2017.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,301 million for the year ended December 31, 2018. The $316 million increase in the use of cash from 2017 was primarily due to the following:

•	$700 million increase due to the resumption of share repurchases in 2018.

•	$161 million increase resulting from the prior year final cash adjustment with Conduent.

•
$515 million decrease from net debt activity. 2018 reflects payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs. 2017 reflects proceeds of $1.0 billion on new Senior Notes offset by payments of $1,475 million on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes and other payments and transaction costs of $24 million.

•	$22 million decrease due to lower common stock dividends of $19 million and preferred stock dividends of $3 million.
Net cash used in financing activities was $985 million for the year ended December 31, 2017. The $1,569 million decrease in cash from 2016 was primarily due to the following:

•
$1,747 million decrease from net debt activity. 2017 reflects proceeds of $1.0 billion on new Senior Notes offset by payments of $1,475 million on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes and other payments and transaction costs of $24 million. 2016 reflects net proceeds of $1.9 billion from debt incurred by Conduent in connection with the Separation partially offset by payments of $700 million on Senior Notes and $250 million on Notes.

•	$14 million decrease due to the absence of a stock-based award vesting in 2016 and the related tax impact.

•	$161 million increase reflecting the final cash adjustment with Conduent, included in Other financing, net.

•	$40 million increase due to lower common stock dividends of $33 million and preferred stock dividends of $7 million.

Xerox 2018 Annual Report 45

Statements of Cash Flows Reporting Changes
In 2018, we adopted the following Accounting Standard Updates (ASUs), which required the revision of previously reported amounts in the 2017 and 2016 Statements of Cash Flows:

•	ASU 2016-15 - Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2016-18 - Statement of Cash Flows - Restricted Cash.
Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in our Consolidated Financial Statements for additional information regarding the adoption of these standards. The following table reflects the adjustments of selected lines from our 2017 and 2016 Consolidated Statements of Cash Flows to the revised amounts as a result of the adoption of these updates:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Recasted	As Reported	Adjustment	As Recasted
Cash Flows from Operating Activities
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
Cash Flows from Investing Activities
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
Cash, Cash Equivalents and Restricted Cash
Refer to Note 13 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.

Xerox 2018 Annual Report 46

Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2018	2017
Principal debt balance(1)	$5,281	$5,579
Net unamortized discount	(25)	(35)
Debt issuance costs	(25)	(32)
Fair value adjustments(2)
- terminated swaps	2	4
- current swaps	(3)	1
Total Debt	$5,230	$5,517
_____________

(1)	Includes Notes Payable of $6 million as of December 31, 2017. There were no Notes Payable as of December 31, 2018.

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
Finance Assets and Related Debt
We provide lease equipment financing to our customers. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in total finance assets, net. We primarily fund our customer financing activity through cash generated from operations, cash on hand, sales and securitizations of finance receivables and proceeds from capital markets offerings.
We have arrangements, in certain international countries and domestically, with our small and mid-sized customers in which third-party financial institutions independently provide lease financing directly to our customers, on a non-recourse basis to Xerox. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2018	2017
Total finance receivables, net(1)	$3,472	$3,752
Equipment on operating leases, net	442	454
Total Finance assets, net (2)	$3,914	$4,206
____________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2017 includes a decrease of $94 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2018	2017
Finance receivables debt(1)	$3,038	$3,283
Equipment on operating leases debt	387	397
Financing debt	3,425	3,680
Core debt	1,805	1,837
Total Debt	$5,230	$5,517
_____________

(1)	Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of Income (Loss).
In 2019, we expect to continue leveraging our finance assets at an assumed 7:1 ratio of debt to equity.

Xerox 2018 Annual Report 47

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
Financial Instruments
Refer to Note 15 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Estimated (decrease) increase to net cash flows(1)(2)	$(23)	$(341)	$30
_____________

(1)
Represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

(2)	2017 includes a decrease of approximately $350 million associated with the termination of certain accounts receivable sale programs in the fourth quarter 2017.
Refer to Note 6 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Sales of Finance Receivables
In 2013 and 2012, we sold our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. There have been no transfers or sales of finance receivables since 2013. The net impact from those prior period sales of finance receivables on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Impact from prior sales of finance receivables(1)	$—	$(81)	$(186)
Collections on beneficial interests	—	26	30
Estimated decrease to net cash flows	$—	$(55)	$(156)
_____________

(1)	Represents cash that would have been collected if we had not sold finance receivables.
Refer to Note 7 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of finance receivables.
Share Repurchase Programs - Treasury Stock
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). The program replaced the $245 million of authority remaining under the Company's previously authorized share repurchase program.
During 2018, we repurchased 26.1 million shares of our common stock for an aggregate cost of $700 million, including fees. Through February 25, 2019, we repurchased an additional 0.9 million in shares with an aggregate cost of $28 million, including fees, for a cumulative total of 27.0 million shares at a cost of $728 million, including fees. No shares were repurchased during 2017 or 2016.
In January 2019, the Board of Directors authorized an incremental $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). We expect to repurchase at least $300 million of shares during 2019.
Refer to Note 21 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase program.

Xerox 2018 Annual Report 48

Dividends
The Board of Directors declared aggregate dividends of $251 million, $259 million and $317 million on common stock in 2018, 2017 and 2016, respectively. The decrease in 2017 as compared to 2016 is primarily due to the decrease of the quarterly dividend to 25 cents per share from 31 cents per share following the separation of Conduent in 2016.
The Board of Directors declared aggregate dividends of $14 million in 2018 and 2017 on the Series B Convertible Preferred Stock and $24 million in 2016 on the Series A Convertible Preferred Stock.
Liquidity and Financial Flexibility
We manage our worldwide liquidity using internal cash management practices, which are subject to (i) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (ii) the legal requirements of the agreements to which we are a party and (iii) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows (in millions):

Year	Amount(2)
2019 - Q1(1)	$407
2019 - Q2	—
2019 - Q3	—
2019 - Q4	554
2020	1,052
2021	1,064
2022	302
2023	1,002
2024 and thereafter	900
Total	$5,281
_____________

(1)	Includes no Notes Payable.

(2)	Includes fair value adjustments.
Foreign Cash
At December 31, 2018, we had $1.1 billion of cash and cash equivalents on a consolidated basis of which approximately $450 million was held outside of the U.S. by our foreign subsidiaries. As a result of the Tax Act enacted in December 2017, the estimated tax impacts associated with future repatriation of our foreign cash have been reflected in our financial statements as of December 31, 2018.
Refer to Note 18 - Income and Other Taxes in our Consolidated Financial Statements for additional information.
Loan Covenants and Compliance
At December 31, 2018, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchases of Xerox equipment.
Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Xerox 2018 Annual Report 49

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2018, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Total debt, including capital lease obligations(1)	$961	$1,052	$1,064	$302	$1,002	$900
Interest on debt(1)	207	162	113	86	55	515
Minimum operating lease commitments(2)	114	88	64	50	36	27
Defined benefit pension plans	135	—	—	—	—	—
Retiree health payments	35	33	32	31	30	130
Estimated Purchase Commitments:
Fuji Xerox(3)	1,501	—	—	—	—	—
Flex(4)	346	—	—	—	—	—
Other(5)	286	132	34	15	6	3
Total(6)	$3,585	$1,467	$1,307	$484	$1,129	$1,575
_____________

(1)	Total debt for 2018 includes no Notes Payable. Refer to Note 14 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)	Refer to Note 9 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)
Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji Xerox.

(4)
Flex: We outsource certain manufacturing activities to Flex (formerly "Flextronics"). The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $365 million per year.

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

Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2018 cash contributions for these plans were $144 million for our defined benefit pension plans and $57 million for our retiree health plans.
In 2019, based on current actuarial calculations, we expect to make contributions of approximately $135 million to our worldwide defined benefit pension plans and $35 million to our retiree health benefit plans. There are no contributions required in 2019 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2018, the net unfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $876 million and $278 million, respectively, or $1,154 million in the aggregate, which is a $197 million decrease from the balance at December 31, 2017. The decrease is primarily due to 2018 contributions and the reduction of the benefit obligation due to the impact of higher discount rates. Approximately $775 million of the $1,154 million net unfunded balance is attributable to certain plans that do not require funding.
Cash contributions to our retiree health plans are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments. Our retiree health benefit plans are non-funded and are primarily related to domestic operations. The unfunded balance of our retiree health plans is $385 million at December 31, 2018, which is a $338 million decrease from the unfunded balance at December 31, 2017. The decrease primarily reflects the impact of an amendment to our U.S. Retiree Health Plan in 2018 as well as the reduction of the benefit obligation due to the impact of higher discount rates and cash contributions.
Refer to Note 17 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.

Xerox 2018 Annual Report 50

Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.5 billion, $1.6 billion and $1.6 billion in 2018, 2017 and 2016, respectively. Our product supply agreements with Fuji Xerox are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 10 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. The tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows.
As of December 31, 2018, the total amounts related to the unreserved portion of the tax contingencies, inclusive of related interest, amounted to approximately $500 million with the decrease from the December 31, 2017 balance of approximately $585 million, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of approximately $500 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2018, we had $58 million of escrow cash deposits for the tax matters we are disputing and additional letters of credit and surety bonds of $104 million and $106 million, respectively, which include associated indexation. There were no liens on Brazilian assets as of December 31, 2018. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2018. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Unrecognized Tax Benefits
As of December 31, 2018, we had $108 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 18 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.

Xerox 2018 Annual Report 51

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

•
Accounts receivable sales facilities. During 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. Refer to Note 6 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding accounts receivable sales.

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

As of December 31, 2018, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and Note 19 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our results using the non-GAAP measures described below. We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related income tax effects.
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below in the following tables as well as the fourth quarter 2018 presentation slides available at www.xerox.com/investor.
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
Restructuring and related costs: Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our transformation programs beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our transformation programs are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.

Xerox 2018 Annual Report 52

Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net as a result of our adoption of ASU 2017-07 - Reporting of Retired Related Benefit Costs in 2018. Adjusted earnings will continue to include the service cost elements of our retirement costs, which is related to current employee service as well as the cost of our defined contribution plans.
Transaction and related costs, net: Transaction and related costs, net are expenses incurred in connection with Xerox's planned combination transaction with Fuji Xerox, which was terminated in May 2018, as well as costs and expenses related to the previously disclosed settlement agreement reached with certain shareholders and litigation related to the terminated transaction and other shareholder actions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned combination transaction and the related shareholder settlement agreement and litigation. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Restructuring and other charges - Fuji Xerox: We adjust our 25% share of Fuji Xerox's net income for similar items noted above such as Restructuring and related costs and Transaction and related costs, net based on the same rationale discussed above.
Other discrete, unusual or infrequent items: In addition, we have also excluded the following additional items given their discrete, unusual or infrequent nature and their impact on our results for the period:

•	2018 - Contract termination costs associated with a minimum purchase commitment for IT services.

•	2017 - Losses on early extinguishment of debt.

•	2017 - A benefit from the remeasurement of a tax matter that related to a previously adjusted item.

•	2018 and 2017 - The impacts associated with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. See the Income Taxes section in the MD&A for further explanation.
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We also calculate and utilize adjusted operating income and margin measures by adjusting our pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily comprised of Non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business. Adjusted operating income and margin also include Equity in net income of unconsolidated affiliates. Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox's net income. In 2019, we plan on modifying the definition of Adjusted operating margin to exclude Equity in net income of unconsolidated affiliates - accordingly in 2019 adjusted operating margin will be compared to a revised full-year 2018 adjusted operating margin on the same basis.
Constant Currency (CC)
Refer to the Currency Impact section in the MD&A for discussion of this measure and its use in our analysis of revenue growth.

Xerox 2018 Annual Report 53

Summary
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current period's results against the corresponding prior period's results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
Net Income and EPS reconciliation

	Year Ended December 31,
	2018		2017		2016
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$361	$1.38	$192	$0.70	$622	$2.33
Adjustments:
Restructuring and related costs	158		216		259
Amortization of intangible assets	48		53		58
Transaction and related costs, net	68		9		—
Non-service retirement related costs	150		188		121
Contract termination costs - IT services	43		—		—
Loss on early extinguishment of debt	—		20		—
Income tax on adjustments(2)	(119)		(166)		(145)
Restructuring and other charges - Fuji Xerox(3)	95		10		3
Tax Act	89		400		—
Remeasurement of unrecognized tax positions	—		(16)		—
Adjusted	$893	$3.46	$906	$3.45	$918	$3.49
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—		$24
Weighted average shares for adjusted EPS(4)		258		263		256
Fully diluted shares at December 31, 2018(5)		240
_____________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges in 2018 represent costs associated with the terminated combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at December 31, 2018 as well as shares associated with our Series B convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the year ended December 31, 2018.

Effective Tax Rate reconciliation

	Year Ended December 31,
	2018			2017			2016
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$598	$257	43.0%	$570	$481	84.4%	$568	$62	10.9%
Non-GAAP Adjustments(2)	467	119		486	166		438	145
Tax Act	—	(89)		—	(400)		—	—
Remeasurement of unrecognized tax positions	—	—		—	16		—	—
Adjusted(3)	$1,065	$287	26.9%	$1,056	$263	24.9%	$1,006	$207	20.6%
 _____________

(1)	Pre-tax Income and Income tax expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2018 Annual Report 54

Operating Income and Margin reconciliation

	Year Ended December 31,
	2018			2017			2016
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$598	$9,830	6.1%	$570	$10,265	5.6%	$568	$10,771	5.3%
Adjustments:
Restructuring and related costs	158			216			259
Amortization of intangible assets	48			53			58
Transaction and related costs, net	68			9			—
Equity in net income of unconsolidated affiliates	33			115			127
Restructuring and other costs - Fuji Xerox(2)	95			10			3
Other expenses, net(3), (4)	268			329			321
Adjusted	$1,268	$9,830	12.9%	$1,302	$10,265	12.7%	$1,336	$10,771	12.4%
Equity in net income of unconsolidated affiliates	(33)			(115)			(127)
Fuji Xerox restructuring charge	(95)			(10)			(3)
Adjusted (Effective for 2019)	$1,140	$9,830	11.6%	$1,177	$10,265	11.5%	$1,206	$10,771	11.2%
_____________

(1)	Pre-tax Income and revenue from continuing operations.

(2)	Other charges in 2017 represent costs associated with the terminated combination transaction.

(3)	Includes Non-service retirement-related costs of $150 million, $188 million and $121 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Includes a $43 million penalty associated with the termination of an IT services arrangement for the year ended December 31, 2018.

Xerox 2018 Annual Report 55

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2018, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2018. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2018 would have an impact on our cumulative translation adjustment portion of equity of approximately $419 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $4.2 billion at December 31, 2018.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2018, 2017 and 2016 approximated 4.6%, 4.6%, and 4.7%, respectively. Interest expense includes the impact of our interest rate derivatives. The average interest rate for 2016 excludes interest associated with the $1.0 billion Term Loan Facility that was required to be repaid upon completion of the Separation and therefore was reported in discontinued operations in 2016.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2018, $301 million of our total debt of $5.2 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, which we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2018, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $96 million.

Item 8. Financial Statements and Supplementary Data

Xerox 2018 Annual Report 56

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Xerox 2018 Annual Report 57

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 25, 2019

We have served as the Company’s auditor since 2001.

Xerox 2018 Annual Report 58

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ WILLIAM F. OSBOURN, JR.	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2018 Annual Report 59

Xerox Corporation
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(in millions, except per-share data)	2018	2017	2016
Revenues
Sales	$3,972	$4,073	$4,319
Services, maintenance and rentals	5,590	5,898	6,127
Financing	268	294	325
Total Revenues	9,830	10,265	10,771
Costs and Expenses
Cost of sales	2,412	2,487	2,656
Cost of services, maintenance and rentals	3,359	3,518	3,682
Cost of financing	132	133	128
Research, development and engineering expenses	397	424	463
Selling, administrative and general expenses	2,390	2,526	2,636
Restructuring and related costs	158	216	259
Amortization of intangible assets	48	53	58
Transaction and related costs, net	68	9	—
Other expenses, net	268	329	321
Total Costs and Expenses	9,232	9,695	10,203
Income before Income Taxes and Equity Income	598	570	568
Income tax expense	257	481	62
Equity in net income of unconsolidated affiliates	33	115	127
Income from Continuing Operations	374	204	633
Income (loss) from discontinued operations, net of tax	—	3	(1,093)
Net Income (Loss)	374	207	(460)
Less: Net income attributable to noncontrolling interests	13	12	11
Net Income (Loss) Attributable to Xerox	$361	$195	$(471)

Amounts attributable to Xerox:
Net income from continuing operations	$361	$192	$622
Net income (loss) from discontinued operations	—	3	(1,093)
Net Income (Loss) Attributable to Xerox	$361	$195	$(471)

Basic Earnings (Loss) per Share:
Continuing operations	$1.40	$0.70	$2.36
Discontinued operations	—	0.01	(4.31)
Total Basic Earnings (Loss) per Share	$1.40	$0.71	$(1.95)
Diluted Earnings (Loss) per Share:
Continuing operations	$1.38	$0.70	$2.33
Discontinued operations	—	0.01	(4.26)
Diluted Earnings (Loss) per Share	$1.38	$0.71	$(1.93)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2018 Annual Report 60

Xerox Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2018	2017	2016
Net Income (Loss)	$374	$207	$(460)
Less: Net income attributable to noncontrolling interests	13	12	11
Net Income (Loss) Attributable to Xerox	$361	$195	$(471)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	$(242)	$483	$(347)
Unrealized gains (losses), net	16	1	(15)
Changes in defined benefit plans, net	409	106	126
Other Comprehensive Income (Loss), Net	183	590	(236)
Less: Other comprehensive income (loss), net attributable to noncontrolling interests	—	1	(3)
Other Comprehensive Income (Loss), Net Attributable to Xerox	$183	$589	$(233)

Comprehensive Income (Loss), Net	$557	$797	$(696)
Less: Comprehensive income, net attributable to noncontrolling interests	13	13	8
Comprehensive Income (Loss), Net Attributable to Xerox	$544	$784	$(704)
_____________

(1)
Refer to Note 23 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2018 Annual Report 61

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2018	2017
Assets
Cash and cash equivalents	$1,084	$1,293
Accounts receivable, net	1,276	1,357
Billed portion of finance receivables, net	105	112
Finance receivables, net	1,218	1,317
Inventories	818	915
Other current assets	194	236
Total current assets	4,695	5,230
Finance receivables due after one year, net	2,149	2,323
Equipment on operating leases, net	442	454
Land, buildings and equipment, net	499	629
Investments in affiliates, at equity	1,403	1,404
Intangible assets, net	220	268
Goodwill	3,867	3,930
Deferred tax assets	740	1,026
Other long-term assets	859	682
Total Assets	$14,874	$15,946
Liabilities and Equity
Short-term debt and current portion of long-term debt	$961	$282
Accounts payable	1,091	1,108
Accrued compensation and benefits costs	349	444
Accrued expenses and other current liabilities	850	907
Total current liabilities	3,251	2,741
Long-term debt	4,269	5,235
Pension and other benefit liabilities	1,482	1,595
Post-retirement medical benefits	350	662
Other long-term liabilities	269	206
Total Liabilities	9,621	10,439

Commitments and Contingencies (See Note 19)
Convertible Preferred Stock	214	214

Common stock	232	255
Additional paid-in capital	3,321	3,893
Treasury stock, at cost	(55)	—
Retained earnings	5,072	4,856
Accumulated other comprehensive loss	(3,565)	(3,748)
Xerox shareholders’ equity	5,005	5,256
Noncontrolling interests	34	37
Total Equity	5,039	5,293
Total Liabilities and Equity	$14,874	$15,946

Shares of common stock issued	231,690	254,613
Treasury stock	(2,067)	—
Shares of common stock outstanding	229,623	254,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2018 Annual Report 62

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$374	$207	$(460)
(Income) loss from discontinued operations, net of tax	—	(3)	1,093
Income from continuing operations	374	204	633
Adjustments required to reconcile Net income (loss) to Cash flows from operating activities
Depreciation and amortization	526	527	563
Provisions	70	73	71
Deferred tax expense (benefit)	135	399	(9)
Net gain on sales of businesses and assets	(35)	(15)	(22)
Undistributed equity in net income of unconsolidated affiliates	(7)	(18)	(75)
Stock-based compensation	57	52	50
Restructuring and asset impairment charges	157	197	225
Payments for restructurings	(170)	(220)	(113)
Defined benefit pension cost	175	194	127
Contributions to defined benefit pension plans	(144)	(836)	(178)
Decrease (increase) in accounts receivable and billed portion of finance receivables	30	(529)	(151)
Decrease (increase) in inventories	35	(69)	7
Increase in equipment on operating leases	(248)	(217)	(268)
Decrease in finance receivables	166	162	126
Decrease (increase) in other current and long-term assets	29	(19)	76
Decrease in accounts payable	(18)	(15)	(250)
(Decrease) increase in accrued compensation	(112)	(27)	6
Increase (decrease) in other current and long-term liabilities	51	(80)	(77)
Net change in income tax assets and liabilities	41	11	(182)
Net change in derivative assets and liabilities	(14)	75	(30)
Other operating, net	42	(28)	187
Net cash provided by (used in) operating activities of continuing operations	1,140	(179)	716
Net cash (used in) provided by operating activities of discontinued operations	—	(88)	82
Net cash provided by (used in) operating activities	1,140	(267)	798
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(90)	(105)	(138)
Proceeds from sales of businesses and assets	59	23	25
Acquisitions, net of cash acquired	—	(87)	(30)
Collections of deferred proceeds from sales of receivables	—	213	246
Collections on beneficial interest from sales of finance receivables	—	21	24
Other investing, net	2	100	39
Net cash (used in) provided by investing activities of continuing operations	(29)	165	166
Net cash used in investing activities of discontinued operations	—	—	(251)
Net cash (used in) provided by investing activities	(29)	165	(85)
Cash Flows from Financing Activities
Net (payments) proceeds on short-term debt	(5)	2	1,888
Proceeds from issuance of long-term debt	9	1,008	25
Payments on long-term debt	(311)	(1,832)	(988)
Dividends	(269)	(291)	(331)
Payments to acquire treasury stock, including fees	(700)	—	—
Other financing, net	(25)	128	(10)
Net cash (used in) provided by financing activities	(1,301)	(985)	584
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	53	(17)
Increase in cash, cash equivalents and restricted cash of discontinued operations	—	—	(262)
(Decrease) increase in cash, cash equivalents and restricted cash	(220)	(1,034)	1,018
Cash, cash equivalents and restricted cash at beginning of year	1,368	2,402	1,384
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,148	$1,368	$2,402
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2018 Annual Report 63

Xerox Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$253	$3,777	$—	$9,575	$(4,630)	$8,975	$43	$9,018
Comprehensive (loss) income, net	—	—	—	(471)	(233)	(704)	8	(696)
Cash dividends declared- common(1)	—	—	—	(317)	—	(317)	—	(317)
Cash dividends declared - preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Stock option and incentive plans, net	1	81	—	—	—	82	—	82
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Separation of Conduent	—	—	—	(3,829)	526	(3,303)	—	(3,303)
Balance at December 31, 2016	$254	$3,858	$—	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	—	195	589	784	13	797
Cash dividends declared- common(1)	—	—	—	(259)	—	(259)	—	(259)
Cash dividends declared - preferred(2)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	36	—	—	—	37	—	37
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(14)	(15)
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(4)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	361	183	544	13	557
Cash dividends declared- common(1)	—	—	—	(251)	—	(251)	—	(251)
Cash dividends declared - preferred(2)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	49	—	—	—	50	—	50
Payments to acquire treasury stock, including fees	—	—	(700)	—	—	(700)	—	(700)
Cancellation of treasury stock	(24)	(621)	645	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
_____________

(1)	Cash dividends declared on common stock of $0.25 per share in each quarter of 2018, $0.25 per share in each quarter of 2017 and $0.31 per share in each quarter of 2016.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2018, 2017 and 2016.

(3)	AOCL - Accumulated other comprehensive loss.

(4)
Includes $117 related to the adoptions of the new Revenue Recognition Standard, see Note 2 - Revenue for additional information, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2018 Annual Report 64

Xerox Corporation
Notes to Consolidated Financial Statements
(in millions, except per-share data and where otherwise noted)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying Consolidated Financial Statements and footnotes of Xerox Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business
Xerox is a $9.8 billion global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. We operate in approximately 160 countries worldwide.
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
Discontinued Operations
On December 31, 2016, we completed the separation of our Business Process Outsourcing (BPO) business through the distribution of all of the issued and outstanding stock of Conduent Incorporated to Xerox Corporation stockholders. As a result of the separation and distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
Refer to Note 5 - Divestitures for additional information regarding discontinued operations and other divestitures.
Prior Period Adjustments
In third quarter 2018, we determined that the Pension Benefit Obligation (PBO) for our UK funded pension plan at December 31, 2017 was overstated by approximately GBP 40 million (approximately USD $53 or $43 after-tax). The error was the result of the plan administrator under-reporting benefit payments. The correction of the PBO was recorded as an out-of-period adjustment in the third quarter 2018 with the offset to the balance sheet recorded as a credit to Changes in defined benefit plans, net in Other comprehensive income for the period. We assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period and the correction was not material to the annual financial statements for 2018.
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

Xerox 2018 Annual Report 65

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
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during the last two years did not have any significant impact on the Company.
Accounting Standard Updates to be Adopted:
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), with additional amendments and targeted improvements being issued during 2018. This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. Some of these conforming changes such as those related to the definition of lease term and minimum lease payments, may potentially result in certain lease arrangements, which are currently accounted for as operating leases, being classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue. This update is effective for our fiscal year beginning January 1, 2019.
We will adopt the guidance as of January 1, 2019 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the Consolidated Financial Statements. We will also elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate and embedded lease arrangements). We will also make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We will elect the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.
Lessee accounting - we estimate the adoption of this update will result in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted), which is consistent with prior period disclosures regarding our lease obligations and primarily related to leases of facilities. Lessor accounting - we estimate the adoption to increase equipment sales by approximately $35 in 2019 as compared to 2018.
Financial Instruments - Credit Losses and Derivatives
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, with additional amendments being issued in 2018. This update requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through Net income. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2016-13 on our Consolidated Financial Statements.
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

Xerox 2018 Annual Report 66

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
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allows the reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017. Consequently, the update eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the update only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in Income from continuing operations is not affected. The update also requires certain disclosures about stranded tax effects. The update is effective for our fiscal year beginning January 1, 2019. We are still evaluating the impact of the adoption of ASU 2018-02 and the amount of the reclassification from AOCL to retained earnings for the stranded tax effects resulting from the Tax Act. We expect the tax impact to be primarily related to the amounts in AOCL from our retirement-related benefit plans.
Accounting Standard Updates Adopted in 2018:
Revenue Recognition
Refer to Note 2 - Revenue for a summary of the impacts from our adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), effective for our fiscal year beginning January 1, 2018.
Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on eight cash flow classification issues where previous guidance is either unclear or did not include specific requirements. We adopted ASU 2016-15 effective for our fiscal year beginning January 1, 2018. This update includes specific guidance that requires cash collected on beneficial interests received in a sale of receivables be classified as inflows from investing activities. Formerly, those collections were reported in operating cash flows. We reported $234 and $270 of collections on beneficial interests as operating cash inflows on the Statement of Cash Flows for the two years ended December 31, 2017, respectively. Since the update is required to be applied retrospectively, our reported 2017 and 2016 operating and investing cash flows were revised accordingly in 2018 to report these amounts as investing cash flows. There was no impact to our 2018 cash flows from this reporting change, due to the termination of all accounts receivable sales arrangements with an associated beneficial interest component during the fourth quarter of 2017. The other seven issues noted in this update did not have a material impact on our Consolidated Statements of Cash Flows.
Additionally, in November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The update requires that amounts generally described as restricted cash and restricted cash equivalents should be included with Cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 effective for our fiscal year beginning January 1, 2018 and applied it retrospectively through a revision of previously reported amounts. We held $64, $75 and $179 of restricted cash, currently reported in Other current or long-term assets at December 31, 2018, December 31, 2017 and December 31, 2016, respectively. In the prior year, the changes in our restricted cash balances were primarily related to our accounts receivable sales programs, which were terminated during the fourth quarter of 2017. Accordingly, this update did not have a material impact on our financial condition, results of operations or cash flows. Refer to Note 13 - Supplementary Financial Information for additional information.

Xerox 2018 Annual Report 67

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update changes how employers that sponsor defined benefit pension plans and other postretirement plans present net periodic benefit costs in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the affected employees during the period. Other components of net retirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Income from operations, if one is presented. We elected to report these costs as a separate item within Other expenses, net. The update also allows only the service cost component to be eligible for capitalization, when applicable. We adopted ASU 2017-07 effective January 1, 2018. The presentation requirements of this update were required to be applied retrospectively through a revision of previously reported amounts. The requirement to limit capitalization to the service cost component was required to be applied prospectively. The adoption of this update did not have a material impact on our financial condition, results of operations or cash flows. Refer to Note 17 - Employee Benefit Plans for the service cost component and other components of net retirement benefit cost.
The following table reflects the adjustment of selected lines from our Consolidated Statements of Income (Loss) to the recasted amounts as a result of the adoption of this update:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Recasted	As Reported	Adjustment	As Recasted
Cost of sales	$2,491	$(4)	$2,487	$2,657	$(1)	$2,656
Cost of services, maintenance and rentals	3,580	(62)	3,518	3,725	(43)	3,682
Research, development and engineering expenses	446	(22)	424	476	(13)	463
Selling, administrative and general expenses(1)	2,622	(96)	2,526	2,695	(59)	2,636
Restructuring and related costs	220	(4)	216	264	(5)	259
Other expenses, net	141	188	329	200	121	321
____________

(1)
The 2017 reported amount for Selling, administrative and general expenses reflects the reclass of $9 for Transaction and related costs, net, in order to conform to the separate presentation of these costs in the 2018 Consolidated Statements of Income (Loss).

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

Xerox 2018 Annual Report 68

During the fourth quarter 2017, we recorded an estimated non-cash charge of $400 reflecting our provisional estimated impact associated with the provisions of the Tax Act based on currently available information. In 2018, we adjusted our provisional estimate by an additional charge of $89 reflecting certain positions taken on our filed 2017 U.S. income tax return as well as consideration of additional guidance from the U.S. Treasury and Internal Revenue Service (IRS). The adjustment includes changes to the determination of the one-time deemed repatriation tax as well as additional remeasurement of our U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate. The total charge of $489 related to the Tax Act may change in the future based on new guidance being issued or changes in our expected filing positions.
Other Updates
In 2018 and 2017, the FASB also issued the following Accounting Standards Updates, which have not had, and are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Collaborative Arrangements: ASU 2018-18, (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. This update is effective for our fiscal year beginning January 1, 2020, early adoption is permitted.

•
Compensation - Retirement Benefits - Defined Benefit Plans - General: ASU 2018-14, (Topic 715-20) Changes to the Disclosure Requirements for Defined Benefit Plans. This update is effective for our fiscal year ended December 31, 2020, early adoption is permitted.

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

•	Compensation - Stock Compensation: ASU 2017-09, (Topic 718) Scope of Modification Accounting. This update was effective for our fiscal year beginning January 1, 2018.

•
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: ASU 2017-05, (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update was effective for our fiscal year beginning January 1, 2018.

•
Financial Instruments - Classification and Measurement: ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Instruments and Financial Liabilities. This update was effective for our fiscal year beginning January 1, 2018.

Summary of Accounting Policies
Refer to Note 2 - Revenue for a summary of our Revenue Recognition policies subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), effective for our fiscal year beginning January 1, 2018.
Revenue Recognition (Policies prior to the adoption of ASU 2014-09 - ASC Topic 606)
We generate revenue through services, the sale and rental of equipment, supplies and income associated with the financing of our equipment sales. Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until equipment has been shipped or services have been provided to the customer, risk of loss has transferred to the customer, and either customer acceptance has been obtained, customer acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. More specifically, revenue related to services and sales of our products is recognized as follows:
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

Xerox 2018 Annual Report 69

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

Xerox 2018 Annual Report 70

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
Our services contracts may also include the sale of equipment and software. In these instances, we follow the policies noted above under Equipment-Related Revenues.
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
Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is primarily determined based on vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of the selling price. The above noted revenue policies are then applied to each separated deliverable, as applicable.
Revenue-based Taxes: We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (VAT).

Xerox 2018 Annual Report 71

Shipping and Handling
Costs related to shipping and handling are recognized as incurred and included in Cost of sales in the Consolidated Statements of Income (Loss).
Other Significant Accounting Policies
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $72, $90 and $95 in for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net for additional information on our receivable sales.
Inventories
Inventories are carried at the lower of average cost or net realizable value. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which is normally not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations. Refer to Note 8 - Inventories and Equipment on Operating Leases, Net for further discussion.
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

Xerox 2018 Annual Report 72

charged to Costs of services as incurred. Refer to Note 9 - Land, Buildings, Equipment and Software, Net for further information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill is not amortized but rather is tested for impairment annually, or more frequently, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable an impairment loss may have been incurred.
We normally assess goodwill for impairment at least annually, during the fourth quarter, based on balances as of October 1st, or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested goodwill for impairment at the entity level.
We perform an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of the entity is less than its carrying amount. If we conclude it is more likely than not that the fair value of the entity is less than its carrying amount, a quantitative fair value test is performed. In certain circumstances, we may also bypass the qualitative test and proceed directly to a quantitative impairment test. In a quantitative impairment test, we assess goodwill by comparing the carrying amount of the entity to its fair value. Fair value of the entity is determined by using a weighted combination of an income approach and a market approach. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and we would recognize an impairment loss for the excess.
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
Pension and Post-Retirement Benefit Obligations
We sponsor various forms of defined benefit pension plans in several countries covering employees who meet eligibility requirements. Retiree health benefit plans cover U.S. and Canadian employees for retiree medical costs. We employ a delayed recognition feature in measuring the costs of pension and post-retirement benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost are recognized in Accumulated Other Comprehensive Loss, net of tax.
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

Xerox 2018 Annual Report 73

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
Foreign Currency Translation and Remeasurement
The functional currency for most of our foreign operations is the local currency. Net assets are translated at current rates of exchange and income, expense and cash flow items are translated at average exchange rates for the applicable period. The translation adjustments are recorded in Accumulated other comprehensive loss.
The U.S. Dollar is used as the functional currency for certain foreign subsidiaries that conduct their business in U.S. Dollars as well as foreign subsidiaries operating in highly inflationary economies. For these subsidiaries, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes recorded in Currency (gains) and losses within Other expenses, net together with other foreign currency remeasurements.

Xerox 2018 Annual Report 74

Note 2 – Revenue
Adoption of ASU 2014-09:
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
We adopted this standard using the modified retrospective method of adoption. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact for the large majority of our revenues. Lastly, a significant portion of our Equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation in 2018. Accordingly, in 2018 these revenues are now reported as part of Sales. As a result of this change, $34 of revenue was recorded, for the year ended December 31, 2018, as Sales, which would have been previously recorded as Services revenue in prior periods.
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
The impacts of adopting ASC Topic 606 on our Consolidated Balance Sheets were as follows:

	Year Ended December 31, 2018
	Superseded Revenue Guidance(1)	Adjustments	As Reported
Deferred tax assets	$773	$(33)	$740
Other long-term assets	717	142	859
Retained earnings	4,963	109	5,072
____________

(1)	Reflects balance of account under revenue recognition guidance superseded by ASC Topic 606.
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

Xerox 2018 Annual Report 75

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
Bundled Lease Arrangements: A significant portion of our direct sales of equipment to end customers are made through bundled lease arrangements that typically include equipment, maintenance and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract.
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

Xerox 2018 Annual Report 76

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

Xerox 2018 Annual Report 77

Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2018	2017
Primary geographical markets(1)
United States	$5,778	$6,064
Europe	2,625	2,697
Canada	569	648
Other	858	856
Total Revenues	$9,830	$10,265

Major product and services lines
Equipment(2)	$2,200	$2,251
Supplies, paper and other sales	1,772	1,822
Maintenance agreements(3)	2,469	2,586
Service arrangements(4)	2,426	2,558
Rental and other	695	754
Financing	268	294
Total Revenues	$9,830	$10,265

Sales channels:
Direct equipment lease(5)	$699	$718
Distributors & resellers(6)	1,394	1,433
Customer direct	1,879	1,922
Total Sales	$3,972	$4,073
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)
For the year ended December 31, 2017, Equipment sale revenues excluded $44 of equipment-related training revenue, which was classified as Services under previous revenue guidance - see "Adoption Summary" above.

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
Other Revenue Recognition Policies
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $116 and $91 at December 31, 2018 and January 1, 2018, respectively. The majority of the balance at December 31, 2018 will be amortized to revenue over approximately the next 30 months.
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
For the year ended December 31, 2018, the incremental direct costs of obtaining a contract of $84 were deferred and the related amortization was $95. The balance of deferred incremental direct costs net of accumulated amortization at December 31, 2018 was $172. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $12 at December 31, 2018 and related amortization was $5 for the year ended December 31, 2018.

Xerox 2018 Annual Report 78

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
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Consolidated Statements of Income (Loss).
Note 3 – Segment and Geographic Area Reporting
Segment Discussion
We manage our operations on a geographic basis and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions, by management and the Board, are largely based upon an analysis of Xerox on a total company basis, including assessments related to the Company’s incentive compensation plans.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2018	2017	2016	2018	2017
United States	$5,778	$6,064	$6,403	$671	$770
Europe	2,625	2,697	2,861	278	355
Other areas	1,427	1,504	1,507	146	167
Total	$9,830	$10,265	$10,771	$1,095	$1,292
_____________

(1)	Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Internal use software, net and (iv) Product software, net.
Note 4 – Acquisitions
2018 Acquisitions
During 2018, Xerox did not acquire any businesses.
2017 and 2016 Acquisitions
Acquisitions in 2017 totaled $87, in cash, and included the acquisition of MT Business Technologies, Inc. (MT Business), an Ohio-based multi-brand dealer, and two smaller multi-brand dealers in Iowa and North and South Carolina. Acquisitions in 2016 were $30, in cash, and related to the acquisition of two equipment dealers. The acquisitions in 2017 and 2016 were part of the strategy to increase our small and mid-sized (SMB) coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions.
2017 and 2016 Summary
All of our 2017 and 2016 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2017 and 2016 acquisitions described above are not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices for these acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Refer to Note 11 - Goodwill and Intangible Assets, Net for additional information. Our 2017 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $79 and $54 to our 2018 and 2017 total revenues, respectively. Our 2016 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $27, $26 and $14 to our 2018, 2017 and 2016 total revenues, respectively.

Xerox 2018 Annual Report 79

Note 5 – Divestitures
Discontinued Operations
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent Incorporated to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business are presented as discontinued operations and, as such, have been excluded from continuing operations results for all periods presented. Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge of $935 was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business. This charge is reported in the Loss from discontinued operations, net of tax, for the year ended December 31, 2016.
In connection with the Separation, Conduent made a net cash distribution to Xerox of approximately $1.8 billion prior to the Distribution Date. Xerox used a portion of the cash distribution proceeds to repay the $1.0 billion Senior Unsecured Term Facility in January 2017, which was required to be repaid upon completion of the Separation.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$6,355

Loss from operations(1)	$—	$(9)	$(1,343)
Loss on disposal	—	—	—
Net loss before income taxes	—	(9)	(1,343)
Income tax benefit(2)	—	12	250
Income (Loss) from discontinued operations, net of tax	$—	$3	$(1,093)
_____________

(1)
2017 includes $9 of Separation related costs. 2016 includes $159 of Separation related costs and $18 of interest on a $1.0 billion Senior Unsecured Term Facility, which was required to be repaid upon completion of the Separation.

(2)	2017 primarily reflects changes in estimates.

The following is a summary of selected financial information for our Discontinued Operations:

Year Ended December 31, 2016
Cost and Expenses:
Cost of services	$5,456
Other Expenses	2,065
Total Costs and Expenses	$7,521
Selected amounts included in Costs and Expenses:
Depreciation of buildings and equipment	$130
Amortization of internal use software	49
Amortization of product software	61
Amortization of acquired intangible assets	280
Amortization of customer contract costs	93
Operating lease rent expense	378
Defined contribution plans	35
Interest expense(1)	13
Goodwill impairment charge(2)	935
Expenditures:
Cost of additions to land, buildings and equipment	$150
Cost of additions to internal use software	39
Customer-related deferred set-up/transition and inducement costs	62
_____________

(1)
Represents interest on third-party borrowings only that were transferred to Conduent as part of the Distribution. Excludes $18 of interest associated with the $1.0 billion Senior Unsecured Term Facility noted above. No additional interest expense was allocated to discontinued operations for the year ended December 31, 2016.

(2)
Prior to the Separation and Distribution of Conduent, in connection with the annual goodwill impairment test, a pre-tax goodwill impairment charge was recorded in the fourth quarter 2016 associated with the Commercial Services reporting unit of the BPO business.

Xerox 2018 Annual Report 80

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
Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2018	2017
Invoiced	$999	$1,048
Accrued (1)	333	368
Allowance for doubtful accounts	(56)	(59)
Accounts receivable, net	$1,276	$1,357
_____________

(1)	Accrued amounts are normally invoiced to customers in the subsequent quarter.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. During 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe, which resulted in a one-time reduction in our operating cash flows. The remaining accounts receivable sales facility in Europe enables us to sell receivables associated with our distributor network on an ongoing basis without recourse. Under this remaining arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $131 and $161 remained uncollected as of December 31, 2018 and 2017, respectively. Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2018	2017	2016
Accounts receivable sales(1)	$405	$1,733	$2,267
Deferred proceeds (2)	—	164	233
Loss on sale of accounts receivable	3	10	16
_____________

(1)
Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances, we ensure the sale of the receivables are bankruptcy-remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure, as payments under these arrangements have not been material and these are customer directed arrangements.

(2)
For sales arrangements terminated in the fourth quarter 2017, a portion of the sales proceeds was normally held back by the purchaser and payment was deferred until collection of the related sold receivables.

Xerox 2018 Annual Report 81

Note 7 – Finance Receivables, Net
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2018	2017
Gross receivables	$4,003	$4,354
Unearned income	(439)	(494)
Subtotal	3,564	3,860
Residual values	—	—
Allowance for doubtful accounts	(92)	(108)
Finance Receivables, Net	3,472	3,752
Less: Billed portion of finance receivables, net	105	112
Less: Current portion of finance receivables not billed, net	1,218	1,317
Finance Receivables Due After One Year, Net	$2,149	$2,323
Contractual maturities of our gross finance receivables as of December 31, 2018 were as follows (including those already billed of $107):

2019	2020	2021	2022	2023	Thereafter	Total
$1,543	$1,108	$755	$425	$158	$14	$4,003
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
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates in the U.S. remained steady and did not change significantly during 2018 and 2017. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $18 in 2018 as compared to $11 in 2017.

Xerox 2018 Annual Report 82

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(2)	Total
Balance at December 31, 2016(1)	$55	$16	$37	$2	$110
Provision	11	2	4	—	17
Charge-offs	(12)	(5)	(11)	—	(28)
Recoveries and other(3)	2	2	5	—	9
Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	12	3	9	—	24
Charge-offs	(17)	(6)	(18)	—	(41)
Recoveries and other(3)	2	—	(1)	—	1
Balance at December 31, 2018	$53	$12	$25	$2	$92
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2017(4)	$2,029	$397	$1,362	$72	$3,860
December 31, 2018(4)	$1,932	$335	$1,239	$58	$3,564
 _____________

(1)
In the first quarter 2016, as a result of an internal reorganization, a U.S. leasing unit previously classified as Other was reclassified to the U.S. Prior year amounts have been reclassified to conform to current year presentation.

(2)	Includes developing market countries and smaller units.

(3)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(4)	Total Finance receivables exclude the allowance for credit losses of $92 and $108 at December 31, 2018 and 2017, respectively.
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

Xerox 2018 Annual Report 83

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2018				December 31, 2017
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$177	$330	$87	$594	$199	$345	$75	$619
Government and education	451	62	9	522	490	61	6	557
Graphic arts	82	131	86	299	84	97	141	322
Industrial	85	81	16	182	82	84	14	180
Healthcare	86	47	9	142	88	48	9	145
Other	63	89	41	193	68	98	40	206
Total United States	944	740	248	1,932	1,011	733	285	2,029
Finance and other services	52	33	20	105	54	42	27	123
Government and education	38	3	4	45	48	5	5	58
Graphic arts	22	30	26	78	34	35	27	96
Industrial	16	12	9	37	20	12	11	43
Other	34	21	15	70	36	25	16	77
Total Canada	162	99	74	335	192	119	86	397
France	221	180	17	418	234	226	22	482
U.K/Ireland	132	105	7	244	106	150	10	266
Central(1)	179	136	12	327	189	149	16	354
Southern(2)	46	148	11	205	52	144	13	209
Nordic(3)	28	17	—	45	29	21	1	51
Total Europe	606	586	47	1,239	610	690	62	1,362
Other	34	21	3	58	38	28	6	72
Total	$1,746	$1,446	$372	$3,564	$1,851	$1,570	$439	$3,860
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.
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

Xerox 2018 Annual Report 84

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

	December 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$4	$2	$21	$573	$594	$11
Government and education	17	4	3	24	498	522	24
Graphic arts	10	1	1	12	287	299	5
Industrial	5	2	1	8	174	182	5
Healthcare	4	2	1	7	135	142	5
Other	5	2	1	8	185	193	4
Total United States	56	15	9	80	1,852	1,932	54
Canada	7	2	1	10	325	335	22
France	5	—	—	5	413	418	14
U.K./Ireland	2	—	—	2	242	244	—
Central(1)	1	1	1	3	324	327	6
Southern(2)	3	1	1	5	200	205	6
Nordic(3)	—	—	—	—	45	45	—
Total Europe	11	2	2	15	1,224	1,239	26
Other	2	—	—	2	56	58	—
Total	$76	$19	$12	$107	$3,457	$3,564	$102

	December 31, 2017
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$18	$3	$1	$22	$597	$619	$12
Government and education	18	3	3	24	533	557	21
Graphic arts	12	1	—	13	309	322	6
Industrial	6	1	1	8	172	180	4
Healthcare	5	1	1	7	138	145	5
Other	7	1	1	9	197	206	3
Total United States	66	10	7	83	1,946	2,029	51
Canada	8	2	1	11	386	397	17
France	6	—	—	6	476	482	22
U.K./Ireland	3	—	—	3	263	266	—
Central(1)	1	2	—	3	351	354	6
Southern(2)	4	1	1	6	203	209	6
Nordic(3)	—	—	—	—	51	51	—
Total Europe	14	3	1	18	1,344	1,362	34
Other	3	—	—	3	69	72	—
Total	$91	$15	$9	$115	$3,745	$3,860	$102
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Sale of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There have been no transfers or sales of finance receivables since 2013. We continued to service the sold receivables and record servicing fee income over the expected life of the associated receivables. During 2017, we exercised the various clean-up calls we, as the servicer, held on the sold receivables and, accordingly, repurchased the remaining balances of the previously derecognized receivables and terminated the programs. The amounts repurchased were not material. Due to the repurchase, there was no remaining balance of beneficial interests at December 31, 2017.

Xerox 2018 Annual Report 85

Note 8 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2018	2017
Finished goods	$699	$777
Work-in-process	49	49
Raw materials	70	89
Total Inventories	$818	$915
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2018	2017
Equipment on operating leases	$1,519	$1,546
Accumulated depreciation	(1,077)	(1,092)
Equipment on operating leases, net	$442	$454
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

2019	2020	2021	2022	2023	Thereafter
$260	$178	$111	$61	$21	$2
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2018, 2017 and 2016 amounted to $120, $119 and $132, respectively.
Note 9 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2018	2017
Land		$12	$22
Building and building equipment	25 to 50	793	909
Leasehold improvements	Varies	179	192
Plant machinery	5 to 12	1,143	1,214
Office furniture and equipment	3 to 15	611	651
Other	4 to 20	45	54
Construction in progress		26	30
Subtotal		2,809	3,072
Accumulated depreciation		(2,310)	(2,443)
Land, buildings and equipment, net		$499	$629
Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$148	$136	$148
Operating lease rent expense	147	161	157
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were $9 and $35 at December 31, 2018 and 2017, respectively.

Xerox 2018 Annual Report 86

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows:

2019	2020	2021	2022	2023	Thereafter
$114	$88	$64	$50	$36	$27
Internal Use Software
As of December 31, 2018 and 2017, capitalized costs related to internal use software, net of accumulated amortization, were $154 and $209, respectively. Useful lives of our internal use software generally vary from three to seven years.
Note 10 – Investment in Affiliates, at Equity
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2018	2017
Fuji Xerox	$1,360	$1,366
Other	43	38
Investments in affiliates, at equity	$1,403	$1,404
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2018	2017	2016
Fuji Xerox	$25	$102	$114
Other	8	13	13
Total Equity in net income of unconsolidated affiliates	$33	$115	$127
Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,360 at December 31, 2018, differs from our implied 25% interest in the underlying net assets, or $1,452, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. In addition, the Equity in net income of Fuji Xerox for the three years ended December 31, 2018 includes after-tax restructuring and other charges of $95, $10 and $3, respectively.
In 2018, in connection with the audits of Fuji Xerox’s fiscal year-end financial statements as of and for the years ended March 31, 2016, 2017 and 2018 out-of-period adjustments and misstatements were identified. These adjustments and misstatements were to the previously reported Net income of Fuji Xerox for the period from 2010 through 2017 and were incremental to the items that had been identified by the IIC (or Fujifilm's independent investigation committee completed in June 2017). These incremental adjustments primarily related to Fuji Xerox’s Asia Pacific subsidiaries and involved improper revenue recognition, including revenue associated with leasing transactions, additional provisions for bad debt allowances and other asset impairments. In certain instances, some of the adjustments related to inappropriate accounting and reporting practices in the Fuji Xerox Asia Pacific subsidiaries where previous misstatements were identified.
Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of these adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 charge related to these adjustments and misstatements. We determined that the impact of the out-of-period misstatements was not material to Xerox’s Consolidated Financial Statements for any individual prior quarter or year and the adjustment to correct the misstatements was not material to our full year 2018 results.

Xerox 2018 Annual Report 87

Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2018	2017	2016
Summary of Operations
Revenues	$9,161	$9,638	$10,149
Costs and expenses	8,880	9,072	9,460
Income before income taxes	281	566	689
Income tax expense	160	144	206
Net Income	121	422	483
Less: Net income - noncontrolling interests	2	5	8
Net Income - Fuji Xerox	$119	$417	$475
Balance Sheet
Assets:
Current assets	$4,179	$4,315	$4,313
Long-term assets	4,034	4,488	4,516
Total Assets	$8,213	$8,803	$8,829
Liabilities and Equity
Short-term debt	$130	$428	$681
Other current liabilities	1,827	2,079	2,001
Long-term debt	24	76	283
Other long-term liabilities	395	369	587
Noncontrolling interests	30	33	31
Fuji Xerox shareholders' equity	5,807	5,818	5,246
Total Liabilities and Equity	$8,213	$8,803	$8,829

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2018	2017	2016
Summary of Operations	Weighted average rate	110.28	112.14	108.76
Balance Sheet	Year-end rate	110.26	112.87	116.53
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
Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2018	2017	2016
Dividends received from Fuji Xerox	$23	$46	$47
Royalty revenue earned	96	103	110
Inventory purchases from Fuji Xerox	1,501	1,585	1,641
Inventory sales to Fuji Xerox	43	58	80
R&D payments received from Fuji Xerox	1	1	1
R&D payments paid to Fuji Xerox	8	14	13
As of December 31, 2018 and 2017, net amounts due to Fuji Xerox were $320 and $331, respectively.

Xerox 2018 Annual Report 88

Note 11 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2015	$3,951
Foreign currency translation	(183)
Acquisitions:
Imagetek	10
Other	9
Balance at December 31, 2016	$3,787
Foreign currency translation	105
Acquisitions:
MT Business	33
Other	11
Divestiture(1)	(6)
Balance at December 31, 2017	$3,930
Foreign currency translation	(63)
Balance at December 31, 2018	$3,867
_____________

(1)	Relates to the sale of Xerox Research Centre Europe in Grenoble, France to Naver. Refer to Note 5 - Divestitures for additional information regarding this divestiture.
Intangible Assets, Net
Net intangible assets were $220 at December 31, 2018. Intangible assets were comprised of the following:

		December 31, 2018			December 31, 2017
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$317	$263	$54	$319	$236	$83
Distribution network	25 years	123	93	30	123	89	34
Trademarks	20 years	260	133	127	261	120	141
Technology and non-compete	14 years	15	6	9	16	6	10
Total Intangible Assets		$715	$495	$220	$719	$451	$268
Amortization expense related to intangible assets was $48, $53, and $58 for the three years ended December 31, 2018, 2017 and 2016, respectively. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $48 in 2019, $45 in 2020, and $19 in each of the years 2021, 2022 and 2023.

Xerox 2018 Annual Report 89

Note 12 – Restructuring and Asset Impairment Charges
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and to achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. As part of our efforts to streamline operations and reduce costs, our restructuring actions may also include the off-shoring or outsourcing of certain operations, services and other functions.
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
A summary of our restructuring program activity for the three years ended December 31, 2018 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2015	$18	$1	$—	$19
Restructuring provision	219	28	—	247
Reversals of prior accruals	(16)	(1)	(5)	(22)
Net Current Period Charges(1)	203	27	(5)	225
Charges against reserve and currency	(117)	(5)	5	(117)
Balance at December 31, 2016	$104	$23	$—	$127
Restructuring provision	221	4	7	232
Reversals of prior accruals	(29)	(6)	—	(35)
Net Current Period Charges(1)	192	(2)	7	197
Charges against reserve and currency	(188)	(20)	(7)	(215)
Balance at December 31, 2017	$108	$1	$—	$109
Restructuring provision	176	14	—	190
Reversals of prior accruals	(33)	—	—	(33)
Net Current Period Charges(1)	143	14	—	157
Charges against reserve and currency	(157)	(14)	—	(171)
Balance at December 31, 2018	$94	$1	$—	$95
_____________

(1)	Represents net amount recognized within the Consolidated Statements of Income (Loss) for the years shown for restructuring and asset impairment charges.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
Charges against reserve and currency	$(171)	$(215)	$(117)
Asset impairments	—	7	—
Effects of foreign currency and other non-cash items	1	(12)	4
Restructuring Cash Payments	$(170)	$(220)	$(113)

Xerox 2018 Annual Report 90

Note 13 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2018	2017
Other Current Assets
Income taxes receivable	$14	$43
Royalties, license fees and software maintenance	20	18
Restricted cash	1	1
Prepaid expenses	31	43
Derivative instruments	15	2
Advances and deposits	28	27
Other	85	102
Total Other Current Assets	$194	$236
Other Current Liabilities
Income taxes payable	$33	$7
Other taxes payable	77	91
Interest payable	41	43
Restructuring reserves	93	106
Derivative instruments	1	25
Product warranties	5	6
Dividends payable	69	73
Distributor and reseller rebates/commissions	158	175
Unearned income and other revenue deferrals	156	170
Other	217	211
Total Other Current Liabilities	$850	$907
Other Long-term Assets
Income taxes receivable	$8	$10
Prepaid pension costs	281	193
Derivative instruments	—	1
Internal use software, net	154	209
Restricted cash	63	74
Debt issuance costs, net	4	5
Customer contract costs, net	184	10
Deferred compensation plan investments	16	18
Other	149	162
Total Other Long-term Assets	$859	$682
Other Long-term Liabilities
Deferred taxes	$51	$42
Income taxes payable	18	21
Environmental reserves	9	9
Restructuring reserves	2	3
Other	189	131
Total Other Long-term Liabilities	$269	$206
Cash, Cash Equivalents and Restricted Cash
Restricted cash amounts were as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$1,084	$1,293
Restricted cash
Litigation deposits in Brazil	61	72
Other restricted cash	3	3
Total Restricted Cash	64	75
Cash, cash equivalents and restricted cash	$1,148	$1,368

Xerox 2018 Annual Report 91

Restricted cash primarily relates to escrow cash deposits made in Brazil associated with tax litigation. As more fully discussed in Note 19 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Consolidated Balance Sheets as follows:

	December 31,
	2018	2017
Other current assets	$1	$1
Other long-term assets	63	74
Total Restricted cash	$64	$75
Pension and Other Benefit Liabilities

	December 31,
	2018	2017
Pension liabilities(1)	$1,386	$1,493
Accrued compensation liabilities	73	72
Deferred compensation liabilities(2)	23	30
Pension and other benefit liabilities	$1,482	$1,595
__________________________

(1)	Refer to Note 17 - Employee Benefit Plans for additional information regarding pension liabilities.

(2)
As of December 31, 2018 and 2017, deferred compensation liabilities include amounts that are measured at fair value on a recurring basis of $16 and $19, respectively and amounts related to executive deferred compensation of $7 and $11, respectively. Refer to Note 16 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.

Summarized Cash Flow Information
Summarized cash flow information is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for receivables	$40	$46	$43
Provision for inventory	30	27	28
Provision for product warranty	14	15	15
Depreciation of buildings and equipment	148	136	148
Depreciation and obsolescence of equipment on operating leases	249	265	276
Amortization of internal use software	81	65	73
Amortization of product software	—	4	4
Amortization of acquired intangible assets	48	53	58
Amortization of customer contract costs(1)	100	4	4
Cost of additions to land, buildings and equipment	55	69	93
Cost of additions to internal use software	35	36	45
Common stock dividends	255	274	307
Preferred stock dividends	14	17	24
Payments to noncontrolling interests	17	18	17
__________________________

(1)
Amortization of customer contract costs for the year ended December 31, 2018 is reported in Decrease (increase) in other current and long-term assets. Refer to Note 2 - Revenue - Contract Costs for additional information.

Note 14 – Debt
Short-term borrowings were as follows:

	December 31,
	2018	2017
Notes Payable	$—	$6
Current maturities of long-term debt	961	276
Short-term debt and current portion of long-term debt	$961	$282

Xerox 2018 Annual Report 92

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
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2018(2)	2018	2017
Xerox Corporation
Notes due 2018			$—	$1
Senior Notes due 2018			—	265
Senior Notes due 2019	2.75%	2.58%	406	406
Senior Notes due 2019	5.63%	5.48%	554	554
Senior Notes due 2020	2.80%	2.50%	313	313
Senior Notes due 2020	3.50%	3.47%	362	362
Senior Notes due 2020	2.75%	2.67%	375	375
Senior Notes due 2021	4.50%	5.39%	1,062	1,062
Senior Notes due 2022	4.07%	4.07%	300	300
Senior Notes due 2023(3)	3.63%	3.64%	1,000	1,000
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Notes			$5,272	$5,538

Capital lease obligations		4.08%	$9	$35

Principal debt balance			$5,281	$5,573
Unamortized discount			(25)	(35)
Debt issuance costs			(25)	(32)
Fair value adjustments(1)
Terminated swaps			2	4
Current swaps			(3)	1
Less: current maturities			(961)	(276)
Total Long-term Debt			$4,269	$5,235
_____________

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

(2)	Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.

(3)	As a result of the downgrade of our debt rating, the original coupon rate of 3.625% will increase by 0.50% to 4.125% effective March 15, 2019.
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2019(1)	2020	2021	2022	2023	Thereafter	Total
$961	$1,052	$1,064	$302	$1,002	$900	$5,281
_____________

(1)	Quarterly long-term debt maturities from continuing operations for 2019 are $407, $0, $0 and $554 for the first, second, third and fourth quarters, respectively.
Bridge Facility
Refer to Note 25 - Fuji Xerox Transaction for additional information regarding the bridge loan facility that was terminated during the second quarter 2018.
Credit Facility
We have a $1.8 billion unsecured revolving Credit Facility with a group of lenders, which matures in August 2022. The Credit Facility includes a $250 letter of credit sub-facility as well as an accordion feature that allows us to increase (from time to time, with willing lenders) the overall size of the facility by $750. We also have the right to request a one year extension on any anniversary of the restated amendment date.

Xerox 2018 Annual Report 93

Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. The Credit Facility is available, without sublimit, to certain of our qualifying subsidiaries. Our obligations under the Credit Facility are unsecured and are not currently guaranteed by any of our subsidiaries. Any domestic subsidiary that guarantees more than $100 of Xerox Corporation debt must also guaranty our obligations under the Credit Facility. In the event that any of our subsidiaries borrows under the Credit Facility, its borrowings thereunder would be guaranteed by us. At December 31, 2018 and 2017, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the new Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2018, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.375% and 1.375%, respectively.
An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of December 31, 2018 the applicable rate is 0.25%.
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

The Credit Facility contains various events of default that are substantially similar to those included in the prior, 2014 $2.0 billion Credit Facility, the occurrence of which could result in termination of the lenders' commitments to lend and the acceleration of all our obligations under the amended and restated Credit Facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the amended and restated Credit Facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox.
On February 15, 2018, the Credit Facility was amended to modify the “change of control” provisions to permit the consummation of the Fuji Xerox Transaction. Refer to Note 25 - Fuji Xerox Transaction for additional details regarding the transaction.
Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $1.8 billion. At this time, based on our current debt credit rating, this program is not available for use.
Interest
Interest paid on our short-term and long-term debt amounted to $231, $268 and $352 for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
Interest paid - continuing operations	$231	$268	$332
Interest paid - discontinued operations	—	—	20
Total interest paid on debt	$231	$268	$352

Xerox 2018 Annual Report 94

Interest expense and interest income was as follows:

	Year Ended December 31,
	2018	2017	2016
Interest expense(1)	$244	$252	$309
Interest income(2)	283	302	330
_____________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income (Loss).

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income (Loss).
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
Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2018, 2017 and 2016, the amortization of these fair value adjustments reduced interest expense by $3, $13 and $19, respectively. The remaining unamortized balance associated with terminated swaps was $2 at December 31, 2018.

Xerox 2018 Annual Report 95

Fair Value Hedges
As of December 31, 2018 and 2017, pay variable/received fixed interest rate swaps with notional amounts of $300 and $300, respectively, and net (liability) asset fair value of $(3) and $1, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the three years ended December 31, 2018.
The following is a summary of our fair value hedges at December 31, 2018:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(3)	3.12%	4.50%	Libor	2021

The downgrade of the Company to non-investment grade is a termination event under one of our interest rate swap agreements with a notional amount of $100 and net liability fair value of $(1). While the counterparty has not provided a notice of a termination event, we are discussing potential actions regarding this interest rate swap.
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
At December 31, 2018, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,103, with terms of less than 12 months. Approximately 79% of these contracts at December 31, 2018 mature within three months, 10% in three to six months and 11% in six to twelve months.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2018:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)
Japanese Yen/U.S. Dollar	$399	$5
Japanese Yen/Euro	239	5
U.S. Dollar/Euro	107	2
Euro/U.K. Pound Sterling	101	—
U.S. Dollar/Canadian Dollar	54	2
Euro/U.S. Dollar	32	—
U.K. Pound Sterling/Euro	29	—
Euro/Danish Krone	23	—
U.S. Dollar/Russian Ruble	19	—
Euro/Swiss Franc	17	—
U.S. Dollar/Japanese Yen	14	—
Mexican Peso/U.S. Dollar	7	—
All Other	62	—
Total Foreign exchange hedging	$1,103	$14
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2018.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset (liability) fair value of these contracts were $8 and $(14) as of December 31, 2018 and December 31, 2017, respectively.

Xerox 2018 Annual Report 96

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2018	2017
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$1
	Other current liabilities	—	(15)
Foreign currency options	Other current assets	1	—
	Other current liabilities	—	—
Interest rate swaps	Other long-term assets	—	1
	Other long-term liabilities	(3)	—
	Net Designated Derivative Asset (Liability)	$5	$(13)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$1
	Other current liabilities	(1)	(10)
	Net Undesignated Derivative Asset (Liability)	$6	$(9)

Summary of Derivatives	Total Derivative Assets	$15	$3
	Total Derivative Liabilities	(4)	(25)
	Net Derivative Asset (Liability)	$11	$(22)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Loss Recognized in Income			Hedged Item Gain Recognized in Income
		2018	2017	2016	2018	2017	2016
Interest rate contracts	Interest expense	$(3)	$(3)	$(3)	$3	$3	$3

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
	2018	2017	2016		2018	2017	2016
Foreign exchange contracts – forwards/options	$9	$(28)	$20	Cost of sales	$(14)	$(35)	$42
For the three years ended December 31, 2018 no amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of December 31, 2018, a net after-tax gain of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.

Xerox 2018 Annual Report 97

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2018	2017	2016
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$21	$(44)	$172
For the three years ended December 31, 2018, we recorded Currency losses, net of $5, $4 and $13, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 16 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2018	2017
Assets
Foreign exchange contracts - forwards	$14	$2
Foreign currency options	1	—
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	16	18
Total	$31	$21
Liabilities
Foreign exchange contracts - forwards	$1	$25
Interest rate swaps	3	—
Deferred compensation plan liabilities	16	19
Total	$20	$44
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,084	$1,084	$1,293	$1,293
Accounts receivable, net	1,276	1,276	1,357	1,357
Short-term debt and current portion of long-term debt	961	966	282	283
Long-term debt	4,269	3,922	5,235	5,373
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

Xerox 2018 Annual Report 98

Note 17 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.
Over the past several years, where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
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

Xerox 2018 Annual Report 99

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2018	2017	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation, January 1	$4,180	$4,161	$6,703	$6,160	$723	$761
Service cost	2	2	27	29	4	5
Interest cost	63	226	149	158	23	28
Plan participants' contributions	—	—	4	4	3	2
Actuarial (gain) loss	(288)	392	(293)	(29)	(63)	(16)
Currency exchange rate changes	—	—	(339)	635	(11)	10
Plan Amendments/Curtailments	—	—	41	(4)	(234)	—
Benefits paid/settlements	(723)	(606)	(281)	(246)	(60)	(66)
Other	—	5	(4)	(4)	—	(1)
Benefit Obligation, December 31	$3,234	$4,180	$6,007	$6,703	$385	$723

Change in Plan Assets:
Fair value of plan assets, January 1	$3,224	$2,774	$6,308	$5,384	$—	$—
Actual return on plan assets	(170)	381	(85)	453	—	—
Employer contributions	27	675	117	161	57	64
Plan participants' contributions	—	—	4	4	3	2
Currency exchange rate changes	—	—	(329)	557	—	—
Benefits paid/settlements	(723)	(606)	(281)	(246)	(60)	(66)
Other	—	—	(5)	(5)	—	—
Fair Value of Plan Assets, December 31	$2,358	$3,224	$5,729	$6,308	$—	$—

Net Funded Status at December 31(1)	$(876)	$(956)	$(278)	$(395)	$(385)	$(723)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$281	$193	$—	$—
Accrued compensation and benefit costs	(25)	(26)	(24)	(25)	(35)	(61)
Pension and other benefit liabilities	(851)	(930)	(535)	(563)	—	—
Post-retirement medical benefits	—	—	—	—	(350)	(662)
Net Amounts Recognized	$(876)	$(956)	$(278)	$(395)	$(385)	$(723)

Accumulated Benefit Obligation	$3,234	$4,179	$5,847	$6,483
  _____________

(1)	Includes under-funded and unfunded plans.
Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2018	2017	2018	2017	2018	2017
Net actuarial loss (gain)	$933	$1,178	$1,457	$1,562	$(42)	$22
Prior service (credit) cost	(5)	(7)	19	(28)	(240)	(26)
Total Pre-tax loss (gain)	$928	$1,171	$1,476	$1,534	$(282)	$(4)

Xerox 2018 Annual Report 100

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2018			December 31, 2017
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$2,918	$2,918	$2,358	$3,830	$3,829	$3,224
Non U.S.	725	713	624	814	799	723

Unfunded Plans:
U.S.	$316	$316	$—	$350	$350	$—
Non U.S.	456	446	—	496	485	—

Total Underfunded and Unfunded Plans:
U.S.	$3,234	$3,234	$2,358	$4,180	$4,179	$3,224
Non U.S.	1,181	1,159	624	1,310	1,284	723
Total	$4,415	$4,393	$2,982	$5,490	$5,463	$3,947

Our pension plan assets and benefit obligations at December 31, 2018 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2,358	$2,918	$(560)
U.S. unfunded	—	316	(316)
Total U.S.	2,358	3,234	(876)
U.K.	3,730	3,501	229
Netherlands	968	1,040	(72)
Canada	653	656	(3)
Germany	—	355	(355)
Other	378	455	(77)
Total	$8,087	$9,241	$(1,154)

Xerox 2018 Annual Report 101

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Costs:
Service cost	$2	$2	$4	$27	$29	$31	$4	$5	$6
Interest cost(1)	63	226	184	149	158	195	23	28	32
Expected return on plan assets(2)	(67)	(227)	(190)	(244)	(221)	(249)	—	—	—
Recognized net actuarial loss	22	21	26	56	79	65	—	1	2
Amortization of prior service credit	(2)	(2)	(2)	(4)	(4)	(3)	(19)	(4)	(5)
Recognized settlement loss	173	133	65	1	2	1	—	—	—
Recognized curtailment gain	—	—	—	(1)	(2)	—	—	—	—
Defined Benefit Plans	191	153	87	(16)	41	40	8	30	35
Defined contribution plans(3)	37	38	43	29	29	31	n/a	n/a	n/a
Net Periodic Benefit Cost	228	191	130	13	70	71	8	30	35

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(4)	(50)	238	84	33	(273)	76	(63)	(16)	(75)
Prior service cost (credit)	—	—	—	41	(1)	—	(234)	—	—
Amortization of net actuarial loss	(195)	(154)	(92)	(57)	(81)	(66)	—	(1)	(2)
Amortization of net prior service credit	2	2	2	4	4	3	19	4	5
Curtailment gain	—	—	—	1	—	—	—	—	—
Total Recognized in Other Comprehensive Income (Loss)(5)	(243)	86	(6)	22	(351)	13	(278)	(13)	(72)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(15)	$277	$124	$35	$(281)	$84	$(270)	$17	$(37)
_____________

(1)
Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $258, $257 and $296 and interest (income) expense directly allocated to TRA participant accounts of $(46), $127 and $83 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Expected return on plan assets includes expected investment (loss) income on non-TRA assets of $(357), $321 and $356 and actual investment (loss) income on TRA assets of $(46), $127 and $83 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(4)
The non-U.S. plans Net actuarial (gain) loss for 2018 reflects an out-of-period adjustment in third quarter 2018 of $(53) to correct an overstated benefit obligation for our U.K. Final Salary Pension Plan at December 31, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding this adjustment.

(5)	Amounts represent the pre-tax effect included in Other Comprehensive Income (Loss). Refer to Note 23 - Other Comprehensive Income (Loss) for the related tax effects and the net of tax amounts.
The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $(63) and $4, respectively, excluding amounts that may be recognized through settlement losses. The net actuarial gain and prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $3 and $76, respectively.
Plan Amendments
Pension:
On October 26, 2018, the High Court of Justice in the United Kingdom (the "High Court") ruled that Lloyds Bank PLC was required to equalize benefits payable to men and women under its U.K. defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997. The inequalities arose from statutory differences in the retirement ages and rates of accrual of benefits for men and women related to Guaranteed Minimum Pension ("GMP") benefits that are included in U.K. defined benefit pension plans.
Based on the above ruling, we currently estimate the cost of equalization under the minimum cost approach permitted by the High Court’s ruling to be approximately 1.2% of our U.K. defined benefit plan obligation at December 31, 2018 or approximately GBP 33 million (approximately USD $42). This increase in the benefit obligation was recorded as a

Xerox 2018 Annual Report 102

plan amendment in 2018 and will be amortized as prior service cost over 24 years (approximately USD $2 per year) through 2019 and future years’ Net periodic benefit costs. Although the recorded impact reflects our best estimate, there are several significant uncertainties in our estimate and therefore it is subject to future change and adjustment. In particular, the cost is very sensitive to i) the method of GMP equalization; ii) actuarial assumptions and market conditions; iii) the benefit structure of our plan and operational practices; and iv) the demographic profile of our plan. In addition, we are continuing to evaluate the acceptable methodologies that the High Court has determined, and we still need to discuss and agree upon the appropriate methodology to use with our plan trustees.
Retiree Health Plans:
In December 2018, we amended our Canadian Retiree Health Plan to eliminate coverage for certain future and existing retirees. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $19, which is expected to be amortized to future net periodic benefit costs as a prior service credit and is expected to reduce 2019 costs by approximately $2. The amendment also resulted in an immaterial curtailment gain and is not expected to have a material impact on 2019 cash contributions from Xerox.
In October 2018, we amended our U.S. Retiree Health Plan effective January 1, 2019, to reduce certain benefits for existing non-union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $283, which consisted of $216 for the plan amendment and an actuarial gain of $67 related to the required plan remeasurement upon amendment. The amount for the plan amendment is expected to be amortized to future net periodic benefit costs as a prior service credit and is expected to reduce 2019 costs by approximately $70 (approximately $15 for the fourth quarter of 2018). The plan amendment is also expected to reduce 2019 cash contributions from Xerox by approximately $20.
Plan Assets
Current Allocation
As of the 2018 and 2017 measurement dates, the global pension plan assets were $8,087 and $9,532, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2018
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$1	$—	$—	$—	$1	$370	$—	$—	$—	$370
Equity Securities:
U.S.	82	—	—	35	117	103	42	—	—	145
International	97	—	—	52	149	359	111	—	112	582
Fixed Income Securities:
U.S. treasury securities	—	248	—	—	248	—	57	—	—	57
Debt security issued by government agency	—	81	—	—	81	—	1,861	—	—	1,861
Corporate bonds	—	1,363	—	—	1,363	—	736	—	—	736
Asset backed securities	—	—	—	—	—	—	—	—	—	—
Derivatives	—	(26)	—	—	(26)	—	99	—	—	99
Real estate	19	—	—	9	28	—	—	210	157	367
Private equity/venture capital	—	—	—	353	353	—	—	6	1,386	1,392
Guaranteed insurance contracts	—	—	—	—	—	—	—	92	—	92
Other(2)	12	—	—	32	44	5	23	—	—	28
Total Fair Value of Plan Assets	$211	$1,666	$—	$481	$2,358	$837	$2,929	$308	$1,655	$5,729
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial (liabilities) assets of $12 U.S. and $5 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

Xerox 2018 Annual Report 103

	December 31, 2017
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$2	$—	$—	$—	$2	$686	$—	$—	$—	$686
Equity Securities:
U.S.	104	—	—	31	135	310	24	—	—	334
International	134	—	—	52	186	441	676	—	127	1,244
Fixed Income Securities:
U.S. treasury securities	—	384	—	—	384	—	42	—	—	42
Debt security issued by government agency	—	127	—	—	127	—	1,938	—	—	1,938
Corporate bonds	—	1,866	—	—	1,866	—	784	—	—	784
Asset backed securities	—	—	—	—	—	—	—	—	—	—
Derivatives	—	(20)	—	—	(20)	—	74	—	—	74
Real estate	24	—	—	11	35	—	—	137	176	313
Private equity/venture capital	—	—	—	433	433	—	58	7	662	727
Guaranteed insurance contracts	—	—	—	—	—	—	—	100	—	100
Other(2)	33	—	—	43	76	6	60	—	—	66
Total Fair Value of Plan Assets	$297	$2,357	$—	$570	$3,224	$1,443	$3,656	$244	$965	$6,308
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial (liabilities) assets of $33 U.S. and $15 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.
The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2016	$12	$121	$6	$104	$231
Purchases	—	1	—	—	1
Transfers out of Level 3	(7)	—	—	—	—
Sales	(5)	—	—	(2)	(2)
Realized losses	(9)	(1)	—	—	(1)
Unrealized gains (losses)	9	7	(16)	(15)	(24)
Currency translation	—	9	17	13	39
Balance at December 31, 2017	$—	$137	$7	$100	$244
Purchases	—	22	—	1	23
Sales	—	(1)	—	(6)	(7)
Realized losses	(4)	—	—	—	—
Unrealized gains (losses)	4	62	(4)	—	58
Currency translation	—	(10)	3	(3)	(10)
Balance at December 31, 2018	$—	$210	$6	$92	$308
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

Xerox 2018 Annual Report 104

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	12%	13%	12%	24%
Fixed income investments	73%	46%	73%	45%
Real estate	3%	6%	3%	5%
Private equity/venture capital	6%	24%	6%	12%
Other	6%	11%	6%	14%
Total Investment Strategy	100%	100%	100%	100%
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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2018	Estimated 2019
U.S. Plans	$27	$25
Non-U.S. Plans	117	110
Total	$144	$135

Retiree Health	$57	$35
The 2018 U.S. pension plan contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. There are no contributions required in 2019 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2019	$394	$276	$670	$35
2020	273	281	554	33
2021	260	287	547	32
2022	267	293	560	31
2023	269	301	570	30
Years 2024-2028	1,195	1,595	2,790	130

Xerox 2018 Annual Report 105

Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.2%	2.6%	3.6%	2.3%	4.0%	2.5%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%

	Retiree Health
	2018	2017	2016
Discount rate	4.1%	3.5%	3.9%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2019		2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.2%	2.6%	3.6%	2.3%	4.0%	2.5%	4.3%	3.3%
Expected return on plan assets	6.0%	4.0%	5.8%	3.8%	7.0%	4.1%	7.5%	4.8%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%	0.2%	2.7%

	Retiree Health
	2019	2018	2017	2016
Discount rate	4.1%	3.5%	3.9%	4.1%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2018	2017
Health care cost trend rate assumed for next year	6.3%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.7%	4.8%
Year that the rate reaches the ultimate trend rate	2025	2026
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$2	$(1)
Effect on post-retirement benefit obligation	33	(29)
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $66 in 2018, $67 in 2017 and $74 in 2016. Prior year amounts have been revised to reflect additional cost for previously excluded plans.

Xerox 2018 Annual Report 106

Note 18 - Income and Other Taxes
Income before income taxes and equity income (pre-tax income) from continuing operations was as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic income	$380	$399	$415
Foreign income	218	171	153
Income before Income Taxes and Equity Income	$598	$570	$568
Provisions for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2018	2017	2016
Federal Income Taxes
Current	$45	$7	$(15)
Deferred	83	411	(4)
Foreign Income Taxes
Current	46	62	71
Deferred	57	(21)	(13)
State Income Taxes
Current	31	13	15
Deferred	(5)	9	8
Total Provision	$257	$481	$62
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Nondeductible expenses	3.4%	1.2%	2.9%
Effect of tax law changes	13.3%	70.2%	1.2%
Change in valuation allowance for deferred tax assets	0.5%	1.0%	(1.4)%
State taxes, net of federal benefit	2.4%	2.3%	3.0%
Audit and other tax return adjustments	(2.0)%	(8.0)%	(4.1)%
Tax-exempt income, credits and incentives	(2.0)%	(2.9)%	(4.0)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	4.4%	(15.2)%	(22.6)%
Other	2.0%	0.8%	0.9%
Effective Income Tax Rate	43.0%	84.4%	10.9%
_____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, including discontinued operations, we paid a total of $80, $84 and $130 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2018, respectively.
Total income tax expense (benefit) was allocated to the following items:

	Year Ended December 31,
	2018	2017	2016
Pre-tax income	$257	$481	$62
Discontinued operations(1)	—	(12)	(250)
Common shareholders' equity:
Changes in defined benefit plans	131	63	15
Cash flow hedges	5	5	(8)
Translation adjustments	(9)	1	2
Retained Earnings(2)	36	—	—
Total Income Tax Expense (Benefit)	$420	$538	$(179)
_____________

(1)	Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

(2)	Refer to Note 2 - Revenue for additional information regarding our adoption of ASU 2014-09.

Xerox 2018 Annual Report 107

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
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2018, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Balance at January 1	$125	$165	$222
Additions (Reductions) related to current year	2	1	(9)
Additions related to prior years positions	3	10	—
Reductions related to prior years positions	(13)	(46)	(31)
Settlements with taxing authorities(1)	(6)	(5)	—
Reductions related to lapse of statute of limitations	(3)	(3)	(2)
Currency	—	3	(2)
Tax Positions assumed in Conduent Separation	—	—	(13)
Balance at December 31	$108	$125	$165
_____________

(1)	The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2018, 2017 and 2016 are $8, $8 and $5, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $2, $5 and $10 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2012. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2011.
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
During 2017, we recorded an estimated non-cash provisional charge of $400 reflecting our provisional estimated impact associated with the provisions of the Tax Act based on currently available information. Our estimated charge incorporated assumptions made based on our interpretation of the Tax Act as well as information available at that time and was subject to change, possibly materially, as we completed our analysis and received additional clarification and implementation guidance. During 2018, we adjusted our provisional estimate by an additional charge of $89 reflecting certain positions taken on our filed 2017 income tax return as well as consideration of additional guidance from the U.S. Treasury and Internal Revenue Service (IRS). The adjustments include changes to the determination of the one-time deemed repatriation tax as well as additional remeasurement of our U.S. deferred tax assets and liabilities to the lower enacted statutory tax rate. The total charge of $489 reflects our current estimate of the impact of the Tax Act and may change in the future based on new guidance being issued or changes in our expected filing positions. The $489 charge included the following components:

Xerox 2018 Annual Report 108

Foreign tax effects: The deemed repatriation tax is based on total post-1986 earnings and profits (E&P) that have previously been deferred from U.S. income taxes. We recorded an estimated charge for our deemed repatriation tax of $195. We expect to utilize our existing foreign tax credit carryforwards to settle the estimated deemed repatriation tax. Our estimated charge for the Tax Act also included a charge of $99 for other tax liabilities and adjustments resulting from our estimate of the actual and anticipated distributions of our net accumulated foreign E&P. As a consequence of the Tax Act, we now no longer consider our post 1986 E&P indefinitely reinvested. On January 15, 2019, the IRS finalized regulations that govern the repatriation tax. We are in the process of analyzing the impacts of these regulations on our financial statements.
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the new statutory income tax rate of 25%, inclusive of estimated state taxes. We recorded an estimated amount related to the remeasurement of our deferred tax balance of approximately $195.
In addition, effective January 1, 2018, we became subject to various provisions of the Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), Foreign Derived Intangible Income ("FDII"), Base Erosion and Anti-Abuse Tax ("BEAT"), and IRC Section 163(j) interest limitation (Interest Limitation). Accordingly, our 2018 effective tax rate includes the impacts for these items, which was approximately $15 on a full year basis. The estimates for these additional provisions of the Tax Act were made based on our current interpretation of the Tax Act as well as currently available information and may change as we receive additional clarification and implementation guidance.
Deferred Income Taxes
We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018. Accordingly, we have recognized the tax consequences of our estimated deemed repatriated foreign earnings based on post-1986 E&P and management has no specific plans to indefinitely reinvest these foreign earnings as of the balance sheet date. However, we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $1.5 billion as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.

Xerox 2018 Annual Report 109

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2018	2017
Deferred Tax Assets
Research and development	$252	$143
Post-retirement medical benefits	99	183
Net operating losses	389	432
Operating reserves, accruals and deferrals	138	128
Tax credit carryforwards	254	646
Deferred and share-based compensation	32	43
Pension	266	308
Depreciation	90	106
Other	46	62
Subtotal	1,566	2,051
Valuation allowance	(397)	(435)
Total	$1,169	$1,616

Deferred Tax Liabilities
Unearned income and installment sales	$291	$344
Intangibles and goodwill	129	134
Unremitted earnings of foreign subsidiaries	59	140
Other	1	14
Total	$480	$632

Total Deferred Taxes, Net	$689	$984

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$740	$1,026
Deferred tax liabilities(1)	(51)	(42)
Total Deferred Taxes, Net	$689	$984
_____________

(1)	Represents the deferred tax liabilities recorded in Other long-term liabilities - refer to Note 13 - Supplementary Financial Information.
The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was a decrease of $38, an increase of $19 and an increase of $33, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2018, we had tax credit carryforwards of $254 available to offset future income taxes, of which $1 are available to carryforward indefinitely while the remaining $253 will expire 2019 through 2039 if not utilized. We also had net operating loss carryforwards for income tax purposes of $517 that will expire 2019 through 2039, if not utilized, and $1.7 billion available to offset future taxable income indefinitely.

Xerox 2018 Annual Report 110

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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2018, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. These tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows.
As of December 31, 2018, the total amounts related to the unreserved portion of the tax contingencies, inclusive of related interest, amounted to approximately $500 with the decrease from the December 31, 2017 balance of approximately $585, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of approximately $500, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2018, we had $58 of escrow cash deposits for the tax matters we are disputing and additional letters of credit and surety bonds of $104 and $106, respectively, which include associated indexation. There were no liens on Brazilian assets as of December 31, 2018. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2018. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:

1.	Deason v. Fujifilm Holdings Corp., et al.; Deason v. Xerox Corp., et al.; In re Xerox Corporation Consolidated Shareholder Litigation:
In February 2018, five complaints (the "Fuji Transaction Shareholder Lawsuits"), including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County (the "Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (the “Fuji Transaction”) (refer to Note 25 - Fuji Xerox Transaction). All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox's directors breached their

Xerox 2018 Annual Report 111

fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The Fuji Transaction Shareholder Lawsuits seek injunctive relief preventing the previously proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.
One of the Fuji Transaction Shareholder Lawsuits was brought by Darwin Deason, a Xerox shareholder ("Deason I"). Another complaint was filed by Mr. Deason against Xerox and its directors in the same Court on March 2, 2018 ("Deason II") alleging that defendants breached their fiduciary duties by refusing Mr. Deason’s request for a waiver of the deadline for nomination of a new slate of Xerox directors. In Deason II, Mr. Deason sought to enjoin Xerox and its directors from enforcing Xerox’s advance notice by-laws, thereby allowing Mr. Deason to proceed with the nominations, as well as costs, fees, and other relief.
On April 27, 2018, the Court issued decisions and orders granting plaintiffs’ preliminary injunction motions, which (i) enjoined Xerox from “taking any further action to consummate the change of control transaction between Xerox and Fuji that was announced on January 31, 2018 pending a final determination of the claims asserted in the underlying action;” (ii) enjoined Xerox from enforcing its advance notice bylaw provision requiring shareholders to nominate directors for election at the 2018 annual shareholder meeting by December 11, 2017; and (iii) required Xerox to waive such advance notice bylaw provision to permit the noticing of a slate of director nominees for election at the 2018 annual shareholder meeting, and denying defendants’ motions to dismiss.
On May 1, 2018, Xerox entered into a Director Appointment, Nomination and Settlement Agreement (the “Initial Settlement Agreement”) with Mr. Deason and Carl C. Icahn and certain of his affiliates who were also Xerox shareholders (the "Icahn Group"), among others, that would have resolved Deason I, Deason II and the pending proxy contest in connection with Xerox’s 2018 Annual Meeting of Shareholders. The Initial Settlement Agreement expired by its terms on May 3, 2018 without becoming effective.
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
On May 13, 2018, a second Director Appointment, Nomination and Settlement Agreement (the "Final Settlement Agreement") with respect to Deason I, Deason II and the pending proxy contest in connection with Xerox's 2018 Annual Meeting of Shareholders that was initiated by the Icahn Group was signed on behalf of Mr. Deason, the Icahn Group and all defendants except Fujifilm, and a memorandum of understanding regarding settlement of the putative class case was signed by all defendants except Fujifilm. Pursuant to the settlements, the settling defendants withdrew their appeal and motion to stay in Deason I and Deason II. The settling defendants also withdrew their motion to stay in the putative class case. The Court entered a stipulation of discontinuance as to the settling parties in Deason II on May 14, 2018, and agreed on June 22, 2018 to do the same in Deason I.
On June 14, 2018, Fujifilm filed answers in Deason I and the putative class case, along with cross-claims against the members of the Xerox Board (as constituted before May 13, 2018) and a third-party complaint against Xerox director Jonathan Christodoro, seeking contribution for any potential award against Fujifilm for aiding and abetting purported breaches of fiduciary duties.
On June 19, 2018, the putative class plaintiffs filed a motion for preliminary approval of a stipulation of settlement that would resolve the claims asserted by the plaintiffs in the putative class case against all defendants, other than Fujifilm. Carmen Ribbe, the plaintiff in the below derivative action, and Fujifilm filed oppositions to the motion on July 10, 2018.
On June 22, 2018, the Court entered an order denying a joint motion by the putative class plaintiffs and the settling defendants to dissolve the injunction in the putative class case as against the settling defendants, and entered an order denying Fujifilm’s motion to dissolve the injunctions in the putative class case and Deason I in their entirety.
On July 16, 2018, the Court held a hearing concerning the putative class plaintiffs’ motion for preliminary approval of the settlement in the putative class case. The Court indicated that it was not inclined to consider motions for approval of the settlement prior to considering whether the putative class should be certified.

Xerox 2018 Annual Report 112

On August 2, 2018, the Appellate Division entered orders recognizing the Xerox defendants’ withdrawal of their appeal in the Deason cases and denying all appellants’ motions to stay pending determination of appeals in the Deason and putative class cases.
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
On September 21, 2018, putative class plaintiffs filed a motion for certification of a settlement class and a motion to transmit notice of the proposed settlement to the proposed class. On October 17, 2018, derivative plaintiff Carmen Ribbe and Fujifilm filed oppositions to the putative class plaintiffs’ motion to transmit notice to the proposed class. The class has not yet been certified, and preliminary approval has not been granted.
The Appellate Division heard oral argument on September 25, 2018 on Fujifilm’s appeal of the Court’s decision. On October 16, 2018, the Appellate Division entered a decision and order reversing the Court’s rulings, ordering that the claims brought against Fujifilm in the cases by Mr. Deason and the purported class be dismissed, and further ordering that the preliminary injunction of the proposed Fuji Transaction be dissolved (the “Appellate Decision and Order”).
On November 15, 2018, the putative class plaintiffs filed with the Appellate Division a motion seeking the opportunity to reargue Fujifilm’s appeal or, in the alternative, for leave to appeal the Appellate Decision and Order to the New York State Court of Appeals.
On December 6, 2018, pursuant to the Appellate Decision and Order, the Court entered a judgment dismissing the complaints against Fujifilm in Deason I and the putative class case. The Court further issued orders denying the putative class plaintiffs’ motion for class certification, without prejudice to renewing the motion after the outcome of any appeals of the Appellate Decision and Order.
On January 8, 2019, the Court entered an order staying all further proceedings in Deason I and the putative class case until thirty days after exhaustion of appeals, including any appeals to the New York State Court of Appeals, of the Appellate Decision and Order. On January 9, 2019, the Court entered an order denying the putative class plaintiffs’ motion to transmit notice to the proposed class, without prejudice to renewal of their motion at a later time.
On October 31, 2018 and January 3, 2019, respectively, Xerox and the Xerox director defendants in the putative class case filed with the Appellate Division a request and motion seeking an extension, until after any decision regarding approval of settlement of the putative class action, of the deadline by which to perfect their appeal of the Court’s April 27, 2018 decision and order.
On February 21, 2019, the Appellate Division issued an order denying the putative class plaintiffs’ motion seeking to reargue Fujifilm’s appeal or, in the alternative, for leave to appeal the Appellate Decision and Order to the New York State Court of Appeals.
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
On May 24, 2018, a shareholder derivative complaint was filed with the Court by Carmen Ribbe against all defendants in the putative class action described above, as well as Centerview Partners, LLC ("Centerview"). Plaintiff made no pre-complaint demand. The Ribbe complaint contains allegations of breaches of fiduciary duty similar to those in the Fuji Transaction Shareholder Lawsuits, and further alleges that, among other things, Fujifilm and Centerview aided and abetted those breaches, and that the directors breached their fiduciary duties and wasted corporate assets by, among other things, agreeing to releases of claims against them and allowing certain alleged payments in the Initial Settlement Agreement and the Final Settlement Agreement. It seeks unspecified damages for Xerox, rescission or reformation of the Final Settlement Agreement, restitution of funds allegedly paid to the directors, injunctive relief against wrongful practices, costs and attorneys’ fees, as well as other relief.
On August 13, 2018, the Xerox defendants and Fujifilm filed motions to dismiss or stay the complaint.
On or about August 10, 2018, the parties filed a stipulated proposed order of discontinuance without prejudice as to Centerview in light of a recent agreement between Centerview and Xerox. On August 27, 2018, the Court declined to

Xerox 2018 Annual Report 113

so-order the discontinuance absent Xerox’s providing notice thereof to shareholders, and ordered the parties to confer regarding notice publication.
On December 6, 2018, the Court granted the Xerox defendants’ motion to dismiss and dismissed the complaint without prejudice.

3.	Fujifilm Holdings Corp. v. Xerox Corporation:
On June 18, 2018, Fujifilm filed a complaint against Xerox in the U.S. District Court for the Southern District of New York, relating to the Fuji Transaction agreements. The complaint alleges that Xerox: (1) willfully breached the Fuji Transaction agreements by purporting to terminate them to appease Messrs. Icahn and Deason and using as a pretext issues with Fujifilm’s untimely submitted financials, and by settling Deason I and Deason II without notice to or consent by Fujifilm; (2) willfully breached the implied covenant of good faith and fair dealing by failing to support and use best efforts to conclude the Fuji Transaction, thus depriving Fujifilm of the benefit of its bargain; and (3) effected a change in Xerox’s recommendation regarding the Fuji Transaction, entitling Fujifilm to terminate the Fuji Transaction agreements and to receive from Xerox a $183 termination fee. Fujifilm seeks a judgment for damages to be determined at trial in an amount in excess of $1.0 billion plus punitive damages; a declaration regarding the alleged change in recommendation such that Fujifilm may terminate the transaction and Xerox must pay the $183 termination fee and other remedies; costs and attorneys’ fees; and other relief the court may deem appropriate.
At a conference on September 24, 2018, the Court stayed all discovery pending resolution of Xerox’s motion to dismiss. Xerox filed its motion to dismiss on October 1, 2018. On February 22, 2019, following oral argument, the Court denied the motion to dismiss.
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
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS State Healthcare’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS State Healthcare contract. The State alleged that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State sought recovery of actual damages, two times the amount of any overpayments made as a result of alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State referenced the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which made substantially similar allegations and sought similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary Judgment seeking judgment in Xerox's favor on all claims against it. On July 2, 2018, the Court denied the State of Texas’ motion for a determination of the adequacy of its pleadings as to Xerox or in the alternative, seeking leave to amend its petition to bring additional claims against Xerox.
On February 15, 2019, The State filed, without opposition, its Third Amended Petition against Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated (collectively, the “Conduent Entities”) and Xerox Corporation to add claims for breach of contract and negligence. On February 18, 2019, Xerox and the Conduent Entities entered into a Settlement Agreement and Release (“Agreement”) with the State and the HHSC to settle all claims arising from alleged failures by the defendants or Texas Medicaid & Healthcare Partnership to comply with obligations under two contracts between Conduent State Healthcare, LLC and the HHSC entered into in 2003 and 2010. Xerox is not required to make any payment under the Agreement. Pursuant to the terms of the Agreement, the Conduent Entities will pay the State $235.9 payable in installments through no later than July 31, 2021. Also pursuant to the Agreement, all proceedings in the lawsuit are suspended, as confirmed by an order issued by the Court on February 19, 2018, and the State and the HHSC will dismiss the lawsuit with prejudice and release all of the defendants from all of the State’s claims after the settlement amount has been paid in full. No defendant made any admission of liability or wrongdoing in entering into the Agreement.

Xerox 2018 Annual Report 114

This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.
Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon: On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motions were fully briefed on October 13, 2017. On March 20, 2018, the Court entered an opinion and order granting the motions, and on March 23, 2018, the Court entered a judgment of dismissal and closed the case. On April 20, 2018, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit, and the appeal was fully briefed as of November 28, 2018. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
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

•
Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from a third-party's own willful misconduct or gross negligence.

•
Guarantees of our performance in certain sales and services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of the use of our equipment at a customer's location.

Xerox 2018 Annual Report 115

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2018 were $14, $15 and $15, respectively. Total product warranty liabilities as of December 31, 2018 and 2017 were $6 and $7, respectively.
Guarantees
We have issued or provided approximately $334 of guarantees as of December 31, 2018 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see "Brazil Contingencies); and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 20 - Preferred Stock
Series B Convertible Perpetual Preferred Stock
As of December 31, 2018, we had one class of preferred stock outstanding. We have issued 180,000 shares of Series B Convertible Perpetual Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series B Convertible Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year). Each share of Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments.

Xerox 2018 Annual Report 116

If the closing price of our common stock exceeds $39.00 or 146.1% of the initial conversion price of $26.70 per share of common stock for 20 out of 30 consecutive trading days, we have the right to cause any or all of the Series B Convertible Perpetual Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. The Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends up to, but not including, the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Note 21 – Shareholders’ Equity
Preferred Stock
We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share. Refer to Note 20 - Preferred Stock for additional information.
Common Stock
We have 437.5 million authorized shares of common stock, $1.00 par value per share. At December 31, 2018, 23 million shares were reserved for issuance under our incentive compensation plans, 12 million shares were reserved for debt to equity exchanges and 7 million shares were reserved for conversion of the Series B convertible perpetual preferred stock.
Treasury Stock
We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholders' equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
In July 2018, the Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs). The program replaced the $245 of authority remaining under the Company's previously authorized share repurchase program. In January 2019, the Board of Directors authorized an incremental $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs).
The following provides cumulative information relating to our share repurchase program from its inception in July 2018 through December 31, 2018 (shares in thousands):

Authorized share repurchase program	$1,000
Share repurchase cost	$700
Share repurchase fees	$—
Number of shares repurchased	26,093
Of the $1.0 billion of share repurchase granted in 2018 by our Board of Directors, approximately $300 of that authority remained available as of December 31, 2018.
The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2015	253,209	—
Stock based compensation plans, net	385	—
Balance at December 31, 2016	253,594	—
Stock based compensation plans, net	1,019	—
Balance at December 31, 2017	254,613	—
Stock based compensation plans, net	1,103	—
Acquisition of Treasury stock	—	26,093
Cancellation of Treasury stock	(24,026)	(24,026)
Balance at December 31, 2018	231,690	2,067

Xerox 2018 Annual Report 117

Note 22 – Stock-Based Compensation
(shares in thousands)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. We grant RSUs and PSs to officers, selected executives and middle managers, and SOs to officers and selected executives only. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2018 and 2017, 14 million and 16 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense, pre-tax	$57	$52	$50
Income tax benefit recognized in earnings	14	20	19
In 2018, the timing of our annual grant of awards was changed from July to April to better align our grant date with the underlying performance period related to PSs.
Restricted Stock Units: Compensation expense for RSUs is based upon the grant date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. The 2018 grant vests as follows: 25% after one year of service, 25% after two years of service and 50% after three years of service from the date of grant. Prior to the 2018 grant, RSUs vested on a three-year cliff basis from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation.
Performance Shares: PS awards granted in 2018 were comprised of the following components: a performance-based component that included metrics for Revenue Growth and Free Cash Flow and a market-based component that included a Total Shareholder Return (TSR) metric. The metrics are equally weighted; accordingly, each PS grant is two-thirds performance-based (revenue and free cash flow) and one-third market-based (TSR). The performance metrics are independent of each other and depending on the achievement of these metrics, a recipient of a PS award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PS award granted. PSs vest on a three-year cliff basis from the date of grant. Prior to the 2018 grant, PSs were exclusively performance based and included metrics for Revenue Growth, Earnings per Share and Cash Flow from Operations, typically over a three-year performance period.
Performance-Based Component: PSs vest contingent upon meeting pre-determined cumulative performance metrics. The fair value of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed.
As a result of the change in management in the second quarter 2018, the Board did not finalize the performance measures and corresponding weightings for the 2018 PS grant and therefore the plan remained discretionary through November 2018. Accordingly, we determined that the criteria needed to establish a grant date had not been met and therefore the fair value of the 2018 PS grant was revalued based on the period-end stock price for each subsequent reporting period. In December 2018, the Board approved and modified the performance-based metrics to a one-year performance period (2018), and a two-year time-based requirement (2019 and 2020). As a result of this action, we determined that the grant date criteria was met in December 2018, and the fair value of the award was finalized.
Market-Based Component: The TSR metric, included as part of the 2018 PS grant, was based on the percentage change in the Company’s stock price plus the dividends paid over the three-year measurement period. Payout for this portion of the PS was to be determined based on Xerox’s percentage change compared to the shareholder returns of the peer group of companies approved by the compensation committee of the Board (as disclosed in the 2018 annual proxy statement). Since the TSR portion of the PS award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value. In conjunction with the Board’s approval to modify the performance-based metrics of the 2018 PS grant, the Board also approved a modification to the market-based metric of the award to a one-year performance period (2018), and a two-year time-based requirement (2019 and 2020). A summary of the key valuation input assumptions used in the Monte Carlo simulation relative to PS awards granted were as follows:

Xerox 2018 Annual Report 118

2018 Award
Term	3 years
Risk-free interest rate(1)	2.39%
Dividend yield(2)	3.24%
Xerox’s historical volatility(3)	29.12%
Weighted average fair value(4)	$32.01
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve from the valuation date, with a maturity matched to the TSR performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date.

(3)	Xerox’s historical volatility is calculated from daily stock returns over a three-year look-back term from the valuation date.

(4)	The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our TSR compared to the peer group TSR will determine the payout as follows:

Percentile	Payout as a Percent of Target(1)
80th and above	200%
50th	100%
25th	35%
Below 25th	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. There was no impact to compensation expense as a result of the Board’s approval to modify the 2018 TSR metric to a one-year performance period (2018) and a two-year time-based requirement (2019 and 2020).
Stock Options: The Board approved the granting of SOs as part of the 2018 plan design. Except for the conversion of options relating to our acquisition of Affiliated Computer Systems in 2010, we had not issued any SOs since 2004. Compensation expense associated with SOs is based upon the grant date fair value determined by utilizing the Black-Scholes (BS) option-pricing model and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of SOs expected to vest. The 2018 SOs have a contractual term of 10 years from the date of grant and vest as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Similar to RSUs, SOs awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring action), vest based on service provided from the date of grant to the date of separation.
The weighted average assumptions used in the BS option-pricing model relative to SO awards were as follows:

2018 Award
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

Xerox 2018 Annual Report 119

Summary of Stock-based Compensation Activity

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value(2)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value(2)
Restricted Stock Units(1)
Outstanding at January 1	2,856	$30.65	1,807	$30.10	598	$44.20
Granted	1,595	27.82	1,436	31.39	1,793	38.28
Vested	(214)	30.39	(117)	36.99	(79)	38.48
Cancelled	(678)	30.04	(270)	29.03	(137)	40.48
Separation of Conduent	—	—	—	—	(786)	40.28
Shares granted in equity conversion	—	—	—	—	418	30.10
Outstanding at December 31	3,559	29.51	2,856	30.65	1,807	30.10

Performance Shares
Outstanding at January 1	3,117	$31.54	5,054	$33.98	5,802	$46.68
Granted	1,060	27.36	1,349	32.80	1,320	37.40
Vested	(853)	32.59	(1,413)	37.44	(8)	45.32
Cancelled	(862)	30.26	(1,873)	34.59	(1,234)	47.36
Separation of Conduent	—	—	—	—	(1,974)	44.36
Shares granted in equity conversion	—	—	—	—	1,148	33.98
Outstanding at December 31	2,462	29.83	3,117	31.54	5,054	33.98

Stock Options
Outstanding at January 1	—	$—	—	$—	780	$27.48
Granted	1,414	27.88	—	—	—	—
Canceled/expired	(392)	27.98	—	—	(98)	27.96
Exercised	—	—	—	—	(306)	28.12
Separation of Conduent	—	—	—	—	(376)	26.80
Outstanding at December 31	1,022	27.84	—	—	—	—
Exercisable at December 31	39	27.98	—	—	—	—
____________

(1)	Includes a Restricted Stock Award (RSA) of 351 shares with a corresponding grant date fair value of $28.51.

(2)	Exercise price for stock options.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2018 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units(1)	$37	1.7
Performance Shares	29	1.8
Stock Options	4	2.3
Total	$70
The aggregate intrinsic value of outstanding RSU and PS awards was as follows:

Awards	December 31, 2018
Restricted Stock Units(1)	$70
Performance Shares	49
____________

(1)	Includes a RSA of 351 shares with a corresponding grant date fair value of $28.51.
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2018			December 31, 2017			December 31, 2016
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$6	$—	$2	$3	$—	$1	$3	$—	$1
Performance Shares	21	—	4	40	—	12	—	—	—
Stock Options	—	—	—	—	—	—	3	9	1

Xerox 2018 Annual Report 120

Note 23 – Other Comprehensive Income (Loss)
The historical statement of Comprehensive Loss has not been revised to reflect the Separation and instead reflects the Separation as a final adjustment to the balances at December 31, 2016. Refer to Note 5 - Divestitures for additional information regarding the Separation.
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2018		2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(251)	$(242)	$484	$483	$(345)	$(347)
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	9	8	(28)	(23)	18	14
Changes in cash flow hedges reclassed to earnings(1)	14	10	35	25	(40)	(28)
Other losses	(2)	(2)	(1)	(1)	(1)	(1)
Net Unrealized Gains (Losses)	21	16	6	1	(23)	(15)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	273	198	52	64	(118)	(87)
Prior service amortization/curtailment(2)	(26)	(20)	(10)	(7)	(10)	(6)
Actuarial loss amortization/settlement(2)	252	190	236	158	160	109
Fuji Xerox changes in defined benefit plans, net(3)	(25)	(25)	29	29	(93)	(93)
Other gains (losses)(4)	66	66	(138)	(138)	202	203
Changes in Defined Benefit Plans Gains	540	409	169	106	141	126

Other Comprehensive Income (Loss)	310	183	659	590	(227)	(236)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1	(3)	(3)
Other Comprehensive Income (Loss) Attributable to Xerox	$310	$183	$658	$589	$(224)	$(233)
_____________

(1)	Reclassified to Cost of sales - refer to Note 15 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 17 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2018	2017	2016
Cumulative translation adjustments	$(2,023)	$(1,781)	$(2,263)
Other unrealized gains (losses), net	4	(12)	(13)
Benefit plans net actuarial losses and prior service credits(1)	(1,546)	(1,955)	(2,061)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,565)	$(3,748)	$(4,337)
_____________

(1)	Includes our share of Fuji Xerox.

Xerox 2018 Annual Report 121

Note 24 – Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
Basic Earnings (Loss) per Share:
Net Income from continuing operations attributable to Xerox	$361	$192	$622
Accrued dividends on preferred stock	(14)	(14)	(24)
Adjusted Net income from continuing operations available to common shareholders	347	178	598
Income (loss) from discontinued operations attributable to Xerox, net of tax	—	3	(1,093)
Adjusted Net income (loss) available to common shareholders	$347	$181	$(495)
Weighted-average common shares outstanding	248,707	254,341	253,391
Basic Earnings (Loss) per Share:
Continuing operations	$1.40	$0.70	$2.36
Discontinued operations	—	0.01	(4.31)
Basic Earnings (Loss) per Share	$1.40	$0.71	$(1.95)

Diluted Earnings (Loss) per Share:
Net Income from continuing operations attributable to Xerox	$361	$192	$622
Accrued dividends on preferred stock	(14)	(14)	(24)
Adjusted Net income from continuing operations available to common shareholders	347	178	598
Income (loss) from discontinued operations attributable to Xerox, net of tax	—	3	(1,093)
Adjusted Net income (loss) available to common shareholders	$347	$181	$(495)
Weighted-average common shares outstanding	248,707	254,341	253,391
Common shares issuable with respect to:
Stock options	—	—	174
Restricted stock and performance shares	2,953	2,229	2,430
Adjusted Weighted average common shares outstanding	251,660	256,570	255,995

Diluted Earnings (Loss) per Share:
Continuing operations	$1.38	$0.70	$2.33
Discontinued operations	—	0.01	(4.26)
Diluted Earnings (Loss) per Share	$1.38	$0.71	$(1.93)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock options	1,022	—	202
Restricted stock and performance shares	3,068	3,706	5,430
Convertible preferred stock	6,742	6,742	6,742
Total Anti-Dilutive Securities	10,832	10,448	12,374

Dividends per Common Share	$1.00	$1.00	$1.24

Xerox 2018 Annual Report 122

Note 25 – Fuji Xerox Transaction
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

Xerox 2018 Annual Report 123

Quarterly Results of Operations (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Revenues	$2,435	$2,510	$2,352	$2,533	$9,830
Costs and Expenses	2,301	2,377	2,160	2,394	9,232
Income before Income Taxes and Equity Income	134	133	192	139	598
Income tax expense	40	38	142	37	257
Equity in net (loss) income of unconsolidated affiliates(1)	(68)	19	43	39	33
Income from Continuing Operations	26	114	93	141	374
(Loss) income from discontinued operations, net of tax	—	—	—	—	—
Net Income	26	114	93	141	374
Less: Net income - noncontrolling interests	3	2	4	4	13
Net Income Attributable to Xerox	$23	$112	$89	$137	$361

Basic Earnings per Share(2):
Continuing operations	$0.08	$0.42	$0.34	$0.56	$1.40
Discontinued operations	—	—	—	—	—
Total Basic Earnings per Share	$0.08	$0.42	$0.34	$0.56	$1.40

Diluted Earnings (Loss) per Share(2):
Continuing operations	$0.08	$0.42	$0.34	$0.56	$1.38
Discontinued operations	—	—	—	—	—
Total Diluted Earnings per Share	$0.08	$0.42	$0.34	$0.56	$1.38

2017
Revenues	$2,454	$2,567	$2,497	$2,747	$10,265
Costs and Expenses	2,470	2,374	2,330	2,521	9,695
(Loss) Income before Income Taxes and Equity Income	(16)	193	167	226	570
Income tax (benefit) expense	(24)	43	18	444	481
Equity in net income of unconsolidated affiliates	40	20	30	25	115
Income (Loss) from Continuing Operations	48	170	179	(193)	204
(Loss) income from discontinued operations, net of tax	(6)	—	3	6	3
Net Income (Loss)	42	170	182	(187)	207
Less: Net income - noncontrolling interests	2	4	3	3	12
Net Income (Loss) Attributable to Xerox	$40	$166	$179	$(190)	$195

Basic Earnings (Loss) per Share(2):
Continuing operations	$0.17	$0.64	$0.68	$(0.78)	$0.70
Discontinued operations	(0.03)	—	0.01	0.02	0.01
Total Basic Earnings (Loss) per Share	$0.14	$0.64	$0.69	$(0.76)	$0.71

Diluted Earnings (Loss) per Share(2):
Continuing operations	$0.16	$0.63	$0.67	$(0.78)	$0.70
Discontinued operations	(0.02)	—	0.01	0.02	0.01
Total Diluted Earnings (Loss) per Share	$0.14	$0.63	$0.68	$(0.76)	$0.71
_____________

(1)
First quarter 2018 included an out-of-period charge of approximately $28 million related to our investment in Fuji Xerox. Refer to Note 10 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information.

(2)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2018 Annual Report 124

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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

Xerox 2018 Annual Report 125

Item 9B. Other Information
Board of Directors
On February 20, 2019, Gregory Q. Brown and Sara Martinez Tucker informed the Board of Directors that they would not stand for election as directors at the Company’s 2019 annual meeting of shareholders, currently scheduled to be held on May 21, 2019. Their respective decisions not to stand for election were not due to any disagreement with respect to the operations, policies or practices of the Company. The Company thanks them for their many significant contributions over the years.
The size of the Company’s Board of Directors has been reduced from nine to seven effective the day of the Company’s 2019 annual meeting of shareholders.

Xerox 2018 Annual Report 126

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2019 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with our Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2018.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2019 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2019 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Giovanni (John) Visentin	56	Vice Chairman and Chief Executive Officer	2018	2018
Steven J. Bandrowczak	58	President and Chief Operations Officer	2018	2018
Michael Feldman	52	Executive Vice President, President Americas Operations	2017	2013
Suzan Morno-Wade	51	Executive Vice President, Chief Human Resources Officer	2018	2018
William F. Osbourn, Jr.	54	Executive Vice President, Chief Financial Officer	2017	2017
Louis J. Pastor	34	Executive Vice President, General Counsel	2018	2018
Herve N. Tessler	55	Executive Vice President, President EMEA Operations	2017	2010
Stephen P. Hoover	58	Senior Vice President, Chief Technology Officer	2017	2017
Joseph H. Mancini, Jr.	60	Vice President, Chief Accounting Officer	2013	2010

Of the officers named above, Messrs. Feldman, Hoover, Mancini, Jr., and Tessler have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
Mr. Visentin joined Xerox as Vice Chairman and CEO in May 2018. Prior to joining Xerox, Mr. Visentin served as a senior advisor to the chairman of Exela Technologies from August 2017 to May 2018, an operating partner for Advent International from September 2017 to May 2018 and a consultant to Icahn Capital in connection with a proxy contest at Xerox from March 2018 to May 2018. From 2013 to 2017, he served as the executive chairman and chief executive officer of Novitex Enterprise Solutions and as an advisor with Apollo Global Management. Mr. Visentin was also a director and chairman of the board of Presidio, Inc. from 2015 to 2017. From 2011 to 2012, he served as executive vice president and general manager of Hewlett Packard Company’s enterprise services business. From 2007 to 2011, Mr. Visentin served as general manager of integrated technology services for IBM.
Mr. Bandrowczak joined Xerox in 2018 after 2 years at Alight Solutions, a spin-out of AON, where he was the chief operating officer and chief information officer, responsible for the application portfolio and technical infrastructure of the organization. Prior to his experience at Alight Solutions, Mr. Bandrowczak was the president of Telecommunication Media and Technology at Sutherland Global Services for 6 months. He previously served as the senior vice president for Global Business Services at Hewlett-Packard Enterprises for 4 years. He has also held senior positions at Avaya, Nortel, Lenovo, DHL and Avnet.

Xerox 2018 Annual Report 127

Ms. Morno-Wade joined Xerox in 2016 after 11 years as vice president, compensation, benefits and HR information systems at Hess Corporation. She has also held senior HR positions at Quantum, Mitsubishi, General Electric and Quaker Oats.
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
Mr. Pastor joined Xerox in 2018 after 5 years at Icahn Enterprises L.P., where he was most recently the deputy general counsel, responsible for, among other things, numerous long-term strategic initiatives, including the acquisitions and dispositions of various operating companies, and investments in and engagements with various public and private companies. Prior to Icahn Enterprises, Mr. Pastor was an associate at Simpson, Thacher & Bartlett LLP, where he advised public companies on mergers and acquisitions, securities offerings, corporate governance and other general corporate matters.

Item 11. Executive Compensation
The information included under the following captions under “Proposal 1-Election of Directors” in our 2019 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2018”, “Outstanding Equity Awards at 2018 Fiscal Year-End”, “Option Exercises and Stock Vested in 2018”, “Pension Benefits for the 2018 Fiscal Year”, “Nonqualified Deferred Compensation for the 2018 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, "CEO Pay Ratio", “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2019 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2019 definitive Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2019 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2019 definitive Proxy Statement.
Item 14. Principal Auditor Fees and Services
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2019 definitive Proxy Statement.

Xerox 2018 Annual Report 128

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)	(1) Index to Financial Statements filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm;

▪	Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2018;

▪	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2018;

▪	Consolidated Balance Sheets as of December 31, 2018 and 2017;

▪	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018;

▪	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2018;

▪	Notes to the Consolidated Financial Statements; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedule:

▪	Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2018.

(3)	The exhibits filed herewith are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2019 Proxy Statement or to our directors are preceded by an asterisk (*).

Item 16. Form 10-K Summary
None

Xerox 2018 Annual Report 129

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 25, 2019

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ WILLIAM F. OSBOURN, JR.	Executive Vice President and Chief Financial Officer
William F. Osbourn, Jr.
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ GREGORY Q. BROWN	Director
Gregory Q. Brown
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier
/S/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker

Xerox 2018 Annual Report 130

Schedule II
Valuation and Qualifying Accounts
For the three years ended December 31, 2018

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2018 Allowance for Losses:
Accounts Receivable	$59	$12	$2	$(17)	$56
Finance Receivables	108	24	2	(42)	92
	$167	$36	$4	$(59)	$148

2017 Allowance for Losses:
Accounts Receivable	$64	$16	$(2)	$(19)	$59
Finance Receivables	110	17	15	(34)	108
	$174	$33	$13	$(53)	$167

2016 Allowance for Losses:
Accounts Receivable	$74	$13	$2	$(25)	$64
Finance Receivables	118	24	4	(36)	110
	$192	$37	$6	$(61)	$174
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

Xerox 2018 Annual Report 131

Index of Exhibits
Document and Location

2.3	Separation and Distribution Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on August 20, 2018.
Incorporated by reference to Exhibit 3.1(B) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. See SEC File Number 001-04471.
3(b)	By-Laws of Registrant as amended through May 14, 2018.
Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. See SEC File Number 001-04471.
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

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2019 Proxy Statement or to our directors are preceded by an asterisk (*).

Xerox 2018 Annual Report 132

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
*10(a)(4)	Officer Severance Program, effective July 18, 2018.
Incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(b)	Letter Agreement dated May 14, 2018 between Registrant and Giovanni (John) Visentin.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K for the dated May 13, 2018. See SEC File Number 001-04471.
10(c)	Letter Agreement dated May 20, 2016 between Registrant and Ursula M. Burns.
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
*10(d)(5)	Amendment No.1 dated as of February 21, 2019 to 2004 ECPNED.
*10(e)(1)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012 ("2012 PIP").
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

Xerox 2018 Annual Report 133

*10(e)(11)	Form of Award Agreement under 2016 ELTIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See SEC File number 001-04471.
*10(e)(12)	Form of Award Agreement under 2016 ELTIP (Performance Shares and Restricted Stock Units).
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
*10(e)(16)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017 ("2017 PIP").
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
*10(e)(18)	Amendment No. 1 dated February 1, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(18) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017. See SEC File Number 001-04471.
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
Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
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

Xerox 2018 Annual Report 134

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
*10(e)(30)	Annual Performance Incentive Plan for 2018 ("2018 APIP").
*10(e)(31)	Performance Elements for 2018 Executive Long-Term Incentive Program ("2018 ELTIP").
Incorporated by reference to Exhibit 10(e)(31) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(32)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(32) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(33)	Form of Award Summary Under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(33) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(34)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(35)	Form of Award Summary Under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(35) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(36)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(37)	Form of Award Summary under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(37) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(38)	Amendment No. 2 dated May 14, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(39)	Form of CEO Restricted Stock Award Agreement.
Incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(40)	Amendment to CEO Option and Performance Share / Restricted Stock Unit Award Agreements.
Incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(41)	Form of Restricted Stock Award Agreement.
Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018. See SEC File Number 001-04471.
*10(e)(42)	Amendment No. 3 dated January 14, 2019 to 2017 PIP.
*10(e)(43)	Annual Performance Incentive Plan for 2019 (“2019 APIP”).
*10(e)(44)	Performance Elements for 2019 Executive Long-Term Incentive Program (“2019 ELTIP”).
*10(e)(45)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
*10(e)(46)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
*10(e)(47)	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.

Xerox 2018 Annual Report 135

10(f)
Director Appointment, Nomination and Settlement Agreement dated as of May 13, 2018 by and among Registrant, Darwin Deason, the persons and entities listed on Schedule A thereto, William Curt Hunter, Jeffrey Jacobson, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Sara Martinez Tucker, Gregory Q. Brown, Joseph J. Echevarria and Cheryl Gordon Krongard.

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
*10(i)	Letter Agreement dated June 8, 2018 between Registrant and Steven J. Bandrowczak.
*10(j)(1)	Registrant's Universal Life Plan as amended and restated as of August 26, 2013.
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
*10(k)	Registrant's Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.
Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004. See SEC File Number 001-04471.
10(l)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.
Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See SEC File Number 001-04471.
*10(m)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.
Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
*10(n)	Form of Severance Agreement entered into with various executive officers, effective October 2010.
Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

Xerox 2018 Annual Report 136

*10(o)	Letter Agreement dated November 21, 2016 between Registrant and William F. Osbourn, Jr.
Incorporated by reference to Exhibit 10(v) to Registrant's Current Report on Form 8-K dated December 2, 2016. See SEC File Number 001-04471.
*10(p)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
10(q)	2001 Joint Enterprise Contract dated as of March 30, 2001 by and between Registrant and Fuji Photo Film Co., Ltd.
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(r)	Side Letter dated March 30, 2001 by and between Registrant and Fuji Photo Film Co., Ltd.
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(s)	Amendment No. 1 dated January 2, 2002 to 2001 Joint Venture Contract by and between Registrant and Fuji Photo Film Co., Ltd.
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(t)	2006 Technology Agreement dated as of April 1, 2006 by and between Registrant and Fuji Xerox Co., Ltd.
Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(u)	Master Program Agreement dated as of September 9, 2013 by and between Registrant and Fuji Xerox Co., Ltd.
Incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(v)	Transition Services Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(w)	Tax Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(x)	Employee Matters Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(y)	Intellectual Property Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(z)	Trademark License Agreement dated as of December 30, 2016 by and between Registrant and Conduent Incorporated.
Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
21	Subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Xerox 2018 Annual Report 137

101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2018 Annual Report 138