Form 10-Q
period 2019-03-31
XEROX CORP
filed 2019-05-02
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-04471

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)

New York		16-0468020
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
P.O. Box 4505, 201 Merritt 7 Norwalk, Connecticut 06851-1056		(203) 968-3000
(Address of principal executive offices)		(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	XRX	New York Stock Exchange
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at April 30, 2019
Common Stock, $1 par value	224,626,584 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, "targeting", "projecting", "driving" and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any potential termination or restructuring of our relationship with Fujifilm Holdings Corporation; the proposed holding company reorganization; the occurrence and timing of any closing of the proposed holding company reorganization; the shared services arrangements entered into by the Company as part of Project Own It; any potential strategic transaction involving our customer financing business and/or related assets; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q and our 2018 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Our forward-looking statements are also subject to the factors and other information set forth in the “Summary of the Holding Company Reorganization Proposal” section, the “Risk Factors” section and the “Proposal 1 - Approval of the Holding Company Reorganization” section of our definitive Joint Proxy Statement/Prospectus dated April 22, 2019 filed on Schedule 14A with the SEC. These forward-looking statements speak only as of the date of this report or as of the date to which they refer, and Xerox assumes no obligation to update any forward looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2019 Form 10-Q

XEROX CORPORATION
FORM 10-Q
March 31, 2019

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2019 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2019	2018
Revenues
Sales(1)	$750	$845
Services, maintenance and rentals(1)	1,393	1,519
Financing	63	71
Total Revenues	2,206	2,435
Costs and Expenses
Cost of sales(1)	464	532
Cost of services, maintenance and rentals(1)	821	899
Cost of financing	32	34
Research, development and engineering expenses	92	100
Selling, administrative and general expenses	548	628
Restructuring and related costs	112	28
Amortization of intangible assets	15	12
Transaction and related costs, net	—	38
Other expenses, net	39	30
Total Costs and Expenses	2,123	2,301
Income before Income Taxes and Equity Income	83	134
Income tax (benefit) expense	(8)	40
Equity in net income (loss) of unconsolidated affiliates	45	(68)
Net Income	136	26
Less: Net income attributable to noncontrolling interests	3	3
Net Income Attributable to Xerox	$133	$23

Basic Earnings per Share	$0.57	$0.08
Diluted Earnings per Share	$0.55	$0.08
_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Net Income	$136	$26
Less: Net income attributable to noncontrolling interests	3	3
Net Income Attributable to Xerox	133	23

Other Comprehensive Income, Net(1)
Translation adjustments, net	37	176
Unrealized gains, net	2	17
Changes in defined benefit plans, net	1	18
Other Comprehensive Income, Net Attributable to Xerox	40	211

Comprehensive Income, Net	176	237
Less: Comprehensive income, net attributable to noncontrolling interests	3	3
Comprehensive Income, Net Attributable to Xerox	$173	$234
__________________________

(1) Refer to Note 18 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$723	$1,084
Accounts receivable, net	1,234	1,276
Billed portion of finance receivables, net	102	105
Finance receivables, net	1,191	1,218
Inventories	859	818
Other current assets	204	194
Total current assets	4,313	4,695
Finance receivables due after one year, net	2,080	2,149
Equipment on operating leases, net	414	442
Land, buildings and equipment, net	469	499
Investments in affiliates, at equity	1,452	1,403
Intangible assets, net	208	220
Goodwill	3,889	3,867
Deferred tax assets	753	740
Other long-term assets	1,221	859
Total Assets	$14,799	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$555	$961
Accounts payable	1,054	1,091
Accrued compensation and benefits costs	298	349
Accrued expenses and other current liabilities	1,022	850
Total current liabilities	2,929	3,251
Long-term debt	4,268	4,269
Pension and other benefit liabilities	1,481	1,482
Post-retirement medical benefits	348	350
Other long-term liabilities	496	269
Total Liabilities	9,522	9,621

Commitments and Contingencies (See Note 20)
Convertible Preferred Stock	214	214

Common stock	230	232
Additional paid-in capital	3,282	3,321
Treasury stock, at cost	(103)	(55)
Retained earnings	5,270	5,072
Accumulated other comprehensive loss	(3,652)	(3,565)
Xerox shareholders’ equity	5,027	5,005
Noncontrolling interests	36	34
Total Equity	5,063	5,039
Total Liabilities and Equity	$14,799	$14,874

Shares of common stock issued	229,732	231,690
Treasury stock	(3,321)	(2,067)
Shares of Common Stock Outstanding	226,411	229,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$136	$26
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	118	138
Provisions	22	17
Net gain on sales of businesses and assets	(1)	(16)
Undistributed equity in net income of unconsolidated affiliates	(42)	68
Stock-based compensation	15	16
Restructuring and asset impairment charges	54	28
Payments for restructurings	(33)	(54)
Defined benefit pension cost	36	27
Contributions to defined benefit pension plans	(34)	(38)
Decrease in accounts receivable and billed portion of finance receivables	39	46
Increase in inventories	(50)	(87)
Increase in equipment on operating leases	(30)	(56)
Decrease in finance receivables	81	85
Increase in other current and long-term assets	(2)	(17)
(Decrease) increase in accounts payable	(34)	44
Decrease in accrued compensation	(73)	(32)
Increase in other current and long-term liabilities	46	1
Net change in income tax assets and liabilities	(21)	13
Net change in derivative assets and liabilities	8	(6)
Other operating, net	(9)	13
Net cash provided by operating activities	226	216
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(15)	(18)
Proceeds from sale of businesses and assets	1	16
Acquisitions, net of cash acquired	(4)	—
Net cash used in investing activities	(18)	(2)
Cash Flows from Financing Activities
Net proceeds (payments) on short-term debt	2	(1)
Proceeds from issuance of long-term debt	2	2
Payments on long-term debt	(406)	(38)
Dividends	(62)	(67)
Payments to acquire treasury stock, including fees	(103)	—
Other financing, net	(2)	(13)
Net cash used in financing activities	(569)	(117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	9
(Decrease) increase in cash, cash equivalents and restricted cash	(362)	106
Cash, cash equivalents and restricted cash at beginning of period	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Period	$786	$1,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2018 Annual Report on Form 10-K ("2018 Annual Report") except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2018 Annual Report.
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
Corporate Reorganization
On March 6, 2019, the Xerox Board of Directors approved a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure, pursuant to which Xerox Corporation will become a direct, wholly-owned subsidiary of a new holding company. The purpose of the Reorganization is to provide the Company with strategic, operational and financial flexibility. The business operations, directors and executive officers of the Company will not change as a result of the Reorganization.
The Reorganization is intended to be implemented via a tax-free transaction for U.S. federal income tax purposes that will result in each holder of Xerox Corporation’s common stock owning the same number of shares of common stock in the new holding company and each holder of Xerox Corporation’s preferred stock owning the same number of shares of preferred stock in the new holding company. It is expected that the directors and executive officers of Xerox Corporation will also serve in the same capacities for the new holding company and that shares of the new holding company’s common stock will trade on the New York Stock Exchange under Xerox Corporation’s current ticker symbol “XRX.”
The Reorganization is subject to the approval of shareholders, who will be asked to vote on the Reorganization at the annual shareholders meeting scheduled to be held on May 21, 2019, as well as regulatory approval and other customary conditions and is expected to be implemented in mid-2019, though there can be no assurance as to its completion or timing. Upon the completion of the Reorganization, it is anticipated that the new holding company will become a guarantor of Xerox Corporation's existing Credit Facility.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, we entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we are outsourcing certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting). The transition of these functions to HCL is expected to take up to 18 months. HCL is expected to make certain up-front and ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a total aggregate spending commitment by us of approximately $1.3 billion over the next 7 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term or for cause. The spending commitment excludes restructuring and related costs we are expected to incur in connection with the transition of the contemplated functions - refer to Note 11 - Restructuring Programs for additional information. The shared services arrangement with HCL is subject to compliance with European works council and employment regulatory requirements.

Xerox 2019 Form 10-Q

Change in Presentation
During first quarter 2019, we realigned portions of our business to support our new revenue strategy. This realignment included the combination and consolidation of certain sales units to better service customers consistently across the company. In connection with that realignment, we changed the classification of revenues and related costs from certain service arrangements to consistently conform the presentation of those amounts among our various business units. Prior year amounts were also revised as follows to conform to the 2019 presentation.

	March 31, 2018
	As Reported	Change	As Revised
Sales	$933	$(88)	$845
Services, maintenance and rentals	1,431	88	1,519

Cost of sales	$563	$(31)	$532
Cost of services, maintenance and rentals	868	31	899

The revised presentation does not impact Total Revenues, Total Costs and Expenses or Net Income.
Note 2 – Recent Accounting Pronouncements
Accounting Standard Updates to be Adopted:
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, with additional updates being issued in 2018. This update requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through Net Income. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2016-13 on our Condensed Consolidated Financial Statements.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2018-15 on our Condensed Consolidated Financial Statements.
Accounting Standard Updates Adopted in 2019:
Leases
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance. Effective with the adoption, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09. Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.

Xerox 2019 Form 10-Q

Upon adoption we applied the transition option, whereby prior comparative periods are not retrospectively presented in the Condensed Consolidated Financial Statements. We also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate lease arrangements for offices and warehouses). Additionally, we made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We elected the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.
Lessee accounting - the adoption of this update resulted in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted) primarily related to leases of facilities. Lessor accounting - the adoption of this update resulted in an increase to equipment sales by approximately $3 in 2019 as compared to 2018.
Refer to Note 3 - Adoption of New Leasing Standard - Xerox as a Lessee and Note 4 - Adoption of New Leasing Standard - Xerox as a Lessor for additional transitional disclosures related to the adoption of this standard.
Financial Instruments - Derivatives
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update expand and refine hedge accounting for both financial and non-financial risk components, align the recognition and presentation of the effects of hedging instruments with the same income statement line item that the hedged item is reported and include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. We adopted ASU 2017-12 effective for our fiscal year beginning January 1, 2019, and it did not have a material impact on our financial condition, results of operations or cash flows.
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We adopted ASU 2018-02 effective for our fiscal year beginning January 1, 2019 and upon adoption reclassified $127 from Accumulated other comprehensive loss (AOCL) to Retained earnings related to the stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017. The reclassification was primarily related to the stranded tax effects associated with amounts in AOCL from our retirement-related benefit plans. Accordingly, the adoption of this update eliminated the stranded tax effects resulting from the Tax Act. However, because the update only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in Income from continuing operations is not affected.
Other Updates
In 2018, the FASB also issued the following Accounting Standards Updates, which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

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

Xerox 2019 Form 10-Q

Note 3 – Adoption of New Leasing Standard - Xerox as a Lessee
Refer to Note 2 - Recent Accounting Pronouncements - Leases, for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessee Summary:
We determine at inception whether an arrangement is a lease. Our leases do not include assets of a specialized nature, nor the transfer of ownership at the end of the lease, and the exercise of end-of-lease purchase options, which are primarily in our equipment leases, is not reasonably assured at lease inception. Accordingly, the two primary criteria we use to classify transactions as operating or finance leases are: (i) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the asset, and (ii) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the asset at the inception of the lease. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We also assess arrangements for goods or services to determine if the arrangement contains a lease at its inception. This assessment first considers whether there is an implicitly or explicitly identified asset in the arrangement and then whether there is a right to control the use of the asset. If there is an embedded lease within a contract, the company determines the classification of the lease at the lease inception date consistent with standalone leases of assets.
Operating leases are included in Other long-term assets, Accrued expenses and other current liabilities, and Other long-term liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Accrued expenses and other current liabilities, and Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for most of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The rate is dependent on several factors, including the lease term and currency of the lease payments.
Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of our operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Our leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives.
Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components. These components are accounted for separately for vehicle and equipment leases. We account for the lease and non-lease components as a single lease component for real estate leases of offices and warehouses.
We review the impairment of our ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options. The components of lease expense are as follows:

Three Months Ended March 31, 2019
Operating lease expense	$33
Short-term lease expense	5
Variable lease expense(1)	13
Total Lease expense	$51
_____________

(1)	Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.

Xerox 2019 Form 10-Q

Operating leases ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

March 31, 2019
Other long-term assets	$341

Accrued expenses and other current liabilities	$97
Other long-term liabilities	265
Total Operating lease liabilities	$362
Supplemental information related to operating leases is as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$32
Right-of-use assets obtained in exchange for new lease liabilities (1)	$9
Weighted-average remaining lease term	4 years
Weighted-average discount rate	5.64%
_____________

(1)	Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

March 31, 2019
2019(1)	$92
2020	101
2021	77
2022	63
2023	47
Thereafter	28
Total Lease payments	408
Less: Imputed interest	46
Total Operating lease liabilities	$362
_____________

(1)	Represents the future minimum operating lease payments expected to be made over the remaining balance of the year.
Finance Leases
Xerox has one finance lease for equipment and related infrastructure within an outsourced warehouse supply arrangement in the U.S. The lease expires in December 2023 and has a remaining lease obligation of $8 as of March 31, 2019 using a discount rate of 4.07%.
Prior Period Disclosures under ASC 840
For the years ended December 31, 2018 and 2017, operating lease rent expense, net of sublease income, were $147 and $161, respectively.
Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows:

December 31, 2018
2019	$114
2020	88
2021	64
2022	50
2023	36
Thereafter	27
Total Operating lease commitments	$379

Xerox 2019 Form 10-Q

Note 4 – Adoption of New Leasing Standard - Xerox as a Lessor
Refer to Note 2 - Recent Accounting Pronouncements - Leases, for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessor Summary:
The following represent updated disclosures to our Revenue Recognition policies as a result of the adoption of ASC Topic 842.
Bundled Lease Arrangements: A portion of our direct sales of equipment to end customers are made through bundled lease arrangements which typically include equipment, services (maintenance and managed services) and financing components where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Consistent with the guidance in ASC 842 and ASC 606, regarding the allocation of fixed and variable consideration, we only consider the fixed payments for purposes of allocation to the lease elements of the contract. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed lease payments that the customer is obligated to make over the lease term. Amounts allocated to the equipment and financing elements are then subjected to the accounting estimates noted below under Leases to ensure the values reflect standalone selling prices.
The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance and Services agreements.
Leases: The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized in a manner consistent with Equipment. Equipment placements included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
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
We perform an analysis of the stand-alone selling price of equipment based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices reflects stand-alone value.
Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices noted above.
Additional Lease Payments: Certain leases may require the customer to pay property taxes and insurance on the equipment. In these instances, the amounts for property taxes and insurance that we invoice to customers and pay to third parties are considered variable payments and are recorded as other revenues and other cost of revenues,

Xerox 2019 Form 10-Q

respectively. Amounts related to property taxes and insurance are not material. We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party.
Presentation: Revenue from sales-type leases is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the profit or loss, if any, is presented on a net basis. In addition, we have elected to account for sales tax and other similar taxes collected from a lessee as lessee costs and therefore we exclude these costs from contract consideration and variable consideration and present revenue net of these costs.
The components of lease income is as follows:

	Three Months Ended March 31,
	2019	2018
Lease income - sales type	$134	$160
Interest income on lease receivables	63	71
Lease income - operating leases	134	141
Variable lease income	27	30
Total Lease income	$358	$402

Note 5 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2019	2018
Primary geographical markets(1):
United States	$1,294	$1,414
Europe	600	676
Canada	124	144
Other	188	201
Total Revenues	$2,206	$2,435

Major product and services lines:
Equipment	$448	$499
Supplies, paper and other sales	302	346
Maintenance agreements(2)	598	669
Service arrangements(3)	635	682
Rental and other	160	168
Financing	63	71
Total Revenues(4)	$2,206	$2,435

Sales channels:
Direct equipment lease(5)	$134	$160
Distributors & resellers(6)	315	344
Customer direct	301	341
Total Sales(4)	$750	$845
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)	Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).

(3)
Primarily includes revenues from our Managed Services offerings (formerly our Managed Document Services arrangements). Also includes revenues from embedded operating leases, which were not significant.

(4)	Certain prior year amounts have been revised to conform to the current year presentation. Refer to Note 1 - Basis of Presentation - Change in Presentation, for additional information.

(5)	Primarily reflects direct sales through bundled lease arrangements.

(6)	Primarily reflects sales through our two-tier distribution channels.

Xerox 2019 Form 10-Q

Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $132 and $116 at March 31, 2019 and December 31, 2018, respectively. The majority of the balance at March 31, 2019 will be amortized to revenue over approximately the next 30 months.
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
For the three months ended March 31, 2019 and 2018, the incremental direct costs of obtaining a contract of $18 and $17, respectively, and the related amortization was $23 and $24, respectively. The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2019 and December 31, 2018 was $167 and $172, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of March 31, 2019 and December 31, 2018 amounts deferred associated with contract fulfillment costs and inducements were $12 and $12, respectively, The related amortization for the three months ended March 31, 2019 and 2018 was $1 and $1, respectively .
Note 6 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$723	$1,084
Restricted cash
Litigation deposits in Brazil	62	61
Other restricted cash	1	3
Total Restricted cash	63	64
Cash, cash equivalents and restricted cash	$786	$1,148
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 20 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash is expected to be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2019	December 31, 2018
Other current assets	$1	$1
Other long-term assets	62	63
Total Restricted cash	$63	$64

Xerox 2019 Form 10-Q

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2019	2018
Provision for receivables	$14	$13
Provision for inventory	8	4
Provision for product warranty	4	4
Depreciation of buildings and equipment	27	44
Depreciation and obsolescence of equipment on operating leases	59	64
Amortization of internal use software	17	18
Amortization of acquired intangible assets	15	12
Amortization of customer contract costs(1)	24	25
Cost of additions to land, buildings and equipment	9	9
Cost of additions to internal use software	6	9
Common stock dividends	58	64
Preferred stock dividends	4	3
Payments to noncontrolling interests	1	12
_____________

(1)
Amortization of customer contract costs are reported in Increase in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 - Revenue for additional information on contract costs.

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2019	December 31, 2018
Invoiced	$965	$999
Accrued	323	333
Allowance for doubtful accounts	(54)	(56)
Accounts receivable, net	$1,234	$1,276
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
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $124 and $131 remained uncollected as of March 31, 2019 and December 31, 2018, respectively.
Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2019	2018
Accounts receivable sales(1)	$88	$103
Loss on sales of accounts receivable	1	1
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

Xerox 2019 Form 10-Q

Note 8 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 2 - Recent Accounting Pronouncements for additional information.
Finance receivables, net were as follows:

	March 31, 2019	December 31, 2018
Gross receivables	$3,888	$4,003
Unearned income	(422)	(439)
Subtotal	3,466	3,564
Residual values	—	—
Allowance for doubtful accounts	(93)	(92)
Finance Receivables, Net	3,373	3,472
Less: Billed portion of finance receivables, net	102	105
Less: Current portion of finance receivables not billed, net	1,191	1,218
Finance Receivables Due After One Year, Net	$2,080	$2,149
A summary of future contractual maturities of our gross finance receivables, including those previously billed is as follows:

	March 31, 2019	December 31, 2018
12 Months(1)	$1,519	$1,543
24 Months	1,072	1,108
36 Months	724	755
48 Months	407	425
60 Months	148	158
Thereafter	18	14
Total	$3,888	$4,003
__________________

(1)	Includes amounts previously billed of $105 and $107 as of March 31, 2019 and December 31, 2018, respectively.

Xerox 2019 Form 10-Q

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
The allowance for doubtful finance receivables as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2018	$53	$12	$25	$2	$92
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	—	—	—
Balance at March 31, 2019	$53	$12	$26	$2	$93
Finance receivables as of March 31, 2019 collectively evaluated for impairment (3)	$1,895	$329	$1,200	$42	$3,466

Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Finance receivables as of March 31, 2018 collectively evaluated for impairment(3)(4)	$2,006	$373	$1,364	$50	$3,793
__________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $93 and $108 at March 31, 2019 and 2018, respectively.

(4)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

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

Xerox 2019 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2019				December 31, 2018
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$172	$332	$88	$592	$177	$334	$88	$599
Government and education	439	60	9	508	453	63	9	525
Graphic arts	76	126	83	285	82	131	87	300
Industrial	86	80	15	181	86	82	16	184
Healthcare	83	45	11	139	86	48	9	143
Other	61	97	32	190	63	90	42	195
Total United States(1)	917	740	238	1,895	947	748	251	1,946
Finance and other services	54	32	19	105	52	33	20	105
Government and education	37	3	4	44	38	3	4	45
Graphic arts	20	28	26	74	22	30	26	78
Industrial	18	12	11	41	16	12	9	37
Other	31	20	14	65	34	21	15	70
Total Canada	160	95	74	329	162	99	74	335
France	217	150	27	394	232	157	29	418
U.K./Ireland	152	83	8	243	150	87	7	244
Central(2)	186	121	8	315	196	123	8	327
Southern(3)	54	132	15	201	52	136	17	205
Nordics(4)	29	17	1	47	28	15	2	45
Total Europe(5)	638	503	59	1,200	658	518	63	1,239
Other(1)	30	11	1	42	31	13	—	44
Total	$1,745	$1,349	$372	$3,466	$1,798	$1,378	$388	$3,564
_____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

(5)	Prior year amounts have been recasted to conform to the current year presentation.

Xerox 2019 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$3	$2	$20	$572	$592	$10
Government and education	16	3	3	22	486	508	21
Graphic arts	12	1	1	14	271	285	5
Industrial	6	1	1	8	173	181	5
Healthcare	4	1	1	6	133	139	4
Other	5	1	1	7	183	190	3
Total United States	58	10	9	77	1,818	1,895	48
Canada	8	1	1	10	319	329	22
France	5	—	—	5	389	394	12
U.K./Ireland	2	—	—	2	241	243	—
Central(2)	2	1	1	4	311	315	5
Southern(3)	3	1	1	5	196	201	5
Nordics(4)	1	—	—	1	46	47	—
Total Europe	13	2	2	17	1,183	1,200	22
Other	1	1	—	2	40	42	—
Total	$80	$14	$12	$106	$3,360	$3,466	$92

	December 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$4	$2	$21	$578	$599	$11
Government and education	17	4	3	24	501	525	24
Graphic arts	10	1	1	12	288	300	5
Industrial	5	2	1	8	176	184	5
Healthcare	4	2	1	7	136	143	5
Other	5	2	1	8	187	195	4
Total United States(1)	56	15	9	80	1,866	1,946	54
Canada	7	2	1	10	325	335	22
France	5	—	—	5	413	418	14
U.K./Ireland	2	—	—	2	242	244	—
Central(2)	1	1	1	3	324	327	6
Southern(3)	3	1	1	5	200	205	6
Nordics(4)	—	—	—	—	45	45	—
Total Europe	11	2	2	15	1,224	1,239	26
Other(1)	2	—	—	2	42	44	—
Total	$76	$19	$12	$107	$3,457	$3,564	$102
 _____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.
(3)Italy, Greece, Spain and Portugal.
(4)Sweden, Norway, Denmark and Finland.

Xerox 2019 Form 10-Q

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2019	December 31, 2018
Finished goods	$730	$699
Work-in-process	55	49
Raw materials	74	70
Total Inventories	$859	$818
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 2 - Recent Accounting Pronouncements for additional information.
Equipment on operating leases and the related accumulated depreciation were as follows:

	March 31, 2019	December 31, 2018
Equipment on operating leases	$1,501	$1,519
Accumulated depreciation	(1,087)	(1,077)
Equipment on operating leases, net	$414	$442
Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	March 31, 2019	December 31, 2018
2019(1)	$202	$260
2020	200	178
2021	115	111
2022	62	61
2023	24	21
Thereafter	3	2
_____________

(1)	2019 amount represents the future minimum revenues expected to be earned over the remaining balance of the year.
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $27 and $30, for the three months ended March 31, 2019 and 2018, respectively.
Note 10 – Investment in Affiliates, at Equity
Our Equity in net income (loss) of unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2019	2018
Fuji Xerox	$43	$(70)
Other	2	2
Total Equity in net income (loss) of unconsolidated affiliates	$45	$(68)
Fuji Xerox
Equity in net income (loss) of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income (loss) that is different from that implied by our 25% ownership interest. In addition, the Equity in net income (loss) of Fuji Xerox for the three months ended March 31, 2019 and 2018 includes after-tax restructuring and other charges of $12 and $79, respectively.
Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of certain out-of-period adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 charge related to these adjustments and misstatements.

Xerox 2019 Form 10-Q

Summarized financial information for Fuji Xerox was as follows:

	Three Months Ended March 31,
	2019	2018
Summary of Operations
Revenues	$2,461	$2,465
Costs and expenses	2,204	2,771
Income (Loss) before Income Taxes	257	(306)
Income tax expense (benefit)	85	(39)
Net Income (Loss)	172	(267)
Less: Net income attributable to noncontrolling interests	1	—
Net Income (Loss) – Fuji Xerox	$171	$(267)
Weighted Average Exchange Rate(1)	110.33	108.07
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.
Note 11 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities including reduction of our real estate footprint.
During the three months ended March 31, 2019, we recorded net restructuring and asset impairment charges of $54, which included $12 of severance costs related to headcount reductions of approximately 150 employees worldwide, $14 of other contractual termination costs and $36 of asset impairment charges. These costs were partially offset by $8 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2018	$94	$1	$—	$95
Provision	12	14	36	62
Reversals	(8)	—	—	(8)
Net current period charges(1)	4	14	36	54
Charges against reserve and currency	(32)	(1)	(36)	(69)
Balance at March 31, 2019	$66	$14	$—	$80
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.

(2)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(3)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $26 for leased right-of-use asset balances and $10 for owned asset balances upon exit from the facility net of any potential sublease income or other recovery amounts.

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2019	2018
Charges against reserve and currency	$(69)	$(52)
Effects of foreign currency and other non-cash items	36	(2)
Restructuring cash payments	$(33)	$(54)

Xerox 2019 Form 10-Q

During the three months ended March 31, 2019, in connection with our restructuring programs, we also incurred certain related costs as follows:

Three Months Ended March 31, 2019
Retention related severance/bonuses(1)	$9
Contractual severance costs(2)	38
Consulting and other costs(3)	11
Total	$58
____________________________

(1)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(2)	Reflects estimated severance costs we are contractually required to pay on employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.

(3)	Represents professional support services associated with our business transformation initiatives.
The remaining liability associated with restructuring related costs was $48 at March 31, 2019.
Note 12 – Debt
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2019	2018
Interest expense(1)	$59	$63
Interest income(2)	67	74
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of March 31, 2019, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net liability fair value of $1 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the three months ended March 31, 2019.
The following is a summary of our fair value hedges at March 31, 2019:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(1)	3.2%	4.5%	Libor	2021
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

Xerox 2019 Form 10-Q

At March 31, 2019 and December 31, 2018, we had outstanding forward exchange and purchased option contracts with gross notional values of $954 and $1,103 respectively, with terms of less than 12 months. Approximately 76% of the contracts at March 31, 2019 mature within three months, 12% mature in three to six months and 12% in six to twelve months. The associated currency exposures being hedged at March 31, 2019 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset fair value of these contracts were $5 and $8 as of March 31, 2019 and December 31, 2018, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$6	$7
	Accrued expenses and other current liabilities	(1)	—
Foreign currency options	Other current assets	—	1
Interest rate swaps	Other long-term liabilities	(1)	(3)
	Net designated derivative asset	$4	$5

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$7
	Accrued expenses and other current liabilities	(1)	(1)
	Net undesignated derivative asset	$3	$6

Summary of Derivatives	Total Derivative Assets	$10	$15
	Total Derivative Liabilities	(3)	(4)
	Net Derivative asset	$7	$11
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2019	2018
Fair Value Hedges - Interest Rate Contracts
Derivative gain (loss) recognized in interest expense	$2	$(5)
Hedged item (loss) gain recognized in interest expense	(2)	5

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain recognized in OCI (effective portion)	$3	$12
Derivative gain (loss) reclassified from AOCL to income - Cost of sales (effective portion)	1	(12)
During the three months ended March 31, 2019 and 2018, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of March 31, 2019, a net after-tax gain of $6 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Xerox 2019 Form 10-Q

Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts – forwards	Other expense – Currency (loss) gain, net	$(5)	$—
For the three months ended March 31, 2019 and 2018 currency (losses) gains, net were $(2) and $2, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2019	December 31, 2018
Assets
Foreign exchange contracts - forwards	$10	$14
Foreign currency options	—	1
Deferred compensation investments in mutual funds	16	16
Total	$26	$31
Liabilities
Foreign exchange contracts - forwards	$2	$1
Interest rate swaps	1	3
Deferred compensation plan liabilities	17	16
Total	$20	$20
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$723	$723	$1,084	$1,084
Accounts receivable, net	1,234	1,234	1,276	1,276
Short-term debt and current portion of long-term debt	555	563	961	966
Long-term debt	4,268	4,201	4,269	3,922
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

Xerox 2019 Form 10-Q

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2019	2018	2019	2018	2019	2018
Service cost	$—	$1	$7	$6	$—	$1
Interest cost	30	33	39	39	4	6
Expected return on plan assets	(26)	(34)	(60)	(63)	—	—
Recognized net actuarial loss (gain)	5	6	10	15	(1)	—
Amortization of prior service credit	—	—	—	(1)	(19)	(1)
Recognized settlement loss	31	25	—	—	—	—
Defined benefit plans	40	31	(4)	(4)	(16)	6
Defined contribution plans(1)	8	9	6	7	n/a	n/a
Net Periodic Benefit Cost (Credit)	48	40	2	3	(16)	6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)(2)	15	(58)	—	—	—	—
Amortization of net actuarial (loss) benefit	(36)	(31)	(10)	(15)	1	—
Amortization of prior service credit	—	—	—	1	19	1
Total Recognized in Other Comprehensive Income(3)	(21)	(89)	(10)	(14)	20	1
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$27	$(49)	$(8)	$(11)	$4	$7
__________________________

(1)	Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(2)	The net actuarial loss (gain) for U.S. Plans primarily reflects the re-measurement of our primary U.S. pension plans as a result of the payment of periodic settlements.

(3)	Amounts represent the pre-tax effect included within Other Comprehensive Income. Refer to Note 18 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	Estimated 2019	2018
U.S. plans	$6	$8	$25	$27
Non-U.S. plans	28	30	110	117
Total Pension	$34	$38	$135	$144

Retiree Health	$8	$15	$35	$57
There are no mandatory contributions required in 2019 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.

Xerox 2019 Form 10-Q

Note 16 – Shareholders’ Equity
(shares in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(2)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	133	40	173	3	176
Cash dividends declared - common(3)	—	—	—	(58)	—	(58)	—	(58)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Payments to acquire treasury stock, including fees	—	—	(103)	—	—	(103)	—	(103)
Cancellation of treasury stock	(2)	(53)	55	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principle	—	—	—	117	—	117	—	117
Comprehensive income, net	—	—	—	23	211	234	3	237
Cash dividends declared - common(3)	—	—	—	(65)	—	(65)	—	(65)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	15	—	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2018	$255	$3,908	$—	$4,927	$(3,537)	$5,553	$29	$5,582
_____________________________

(1)	Refer to Note 18 - Other Comprehensive Income for the components of AOCL.

(2)	Refer to Note 2 - Recent Accounting Pronouncements - Income Taxes, for additional information related to the adoption of ASU 2018-02.

(3)	Cash dividends declared on common stock were $0.25 per share in the first quarter of 2019 and 2018.

(4)	Cash dividends declared on preferred stock were $20.00 per share in the first quarter of 2019 and 2018.
Treasury Stock
The following is a summary of the purchases of common stock during the first quarter of 2019:

	Shares	Amount
Balance at December 31, 2018	2,067	$55
Purchases(1)	3,321	103
Cancellations	(2,067)	(55)
Balance at March 31, 2019	3,321	$103
_____________________________

(1)	Includes associated fees.

Xerox 2019 Form 10-Q

Note 17 – Stock-Based Compensation
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
Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense, pre-tax	$15	$16
Income tax benefit recognized in earnings	4	4
The board of directors (the "Board") recently approved a change in the timing of our annual grant of awards from April to January to fully align the grant date with the underlying performance period related to PSs. The following is a summary of the program design and performance metrics effective for our January 2019 grant and grants thereafter, as approved by the Board. Stock options were not awarded under the 2019 grant.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation. Shares granted through March 31, 2019 under this program were 1,240, with a corresponding weighted average grant date fair value of $22.28 per share.
Performance Shares
In connection with the January 2019 grant, the Board approved a change to the PSs performance goals replacing the Total Shareholder Return (TSR) metric with an Absolute Share Price metric focusing on stock price appreciation. The Board retained the Revenue and Free Cash Flow metrics as performance goals as well as the three-year performance period for all measures. The performance metrics are weighted as follows: 25% Revenue, 25% Free Cash Flow and 50% Absolute Share Price. Each PS grant is one-half performance based (Revenue and Free Cash Flow) and one-half market-based (Absolute Share Price). The performance goals are independent of each other and depending on the achievement of these metrics, a recipient of a PS award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PS award granted. PSs retain the three-year cliff vesting from the date of grant.
Performance-Based Component
PSs vest contingent upon meeting pre-determined cumulative performance metrics. The fair value of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed. Shares granted through March 31, 2019 under this program were 695, with a corresponding weighted average grant date fair value of $22.30 per share.
Market-Based Component
The Absolute Share Price metric is based on Xerox's average closing price for the last twenty trading days of the performance period, inclusive of dividends during the three-year performance period. Payout for this portion of the PS will be determined based on total return targets approved by the compensation committee of the Board. Since this portion of the PS award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.

Xerox 2019 Form 10-Q

A summary of the key valuation input assumptions used in the Monte Carlo simulation relative to PS awards granted were as follows:

Program to Date March 31, 2019
Term	3 years
Risk-free interest rate(1)	2.51%
Dividend yield(2)	3.97%
Xerox’s blended volatility(3)	32.95%
Weighted average fair value(4)	$16.02
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date, annualized and continuously compounded.

(3)
Xerox’s volatility is calculated using a blended volatility approach, with 50% weight on Xerox's historical volatility calculated from daily stock returns over a three-year look-back term from the valuation date, and 50% weight on Xerox's implied volatility.

(4)	The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The Absolute Share Price is compared against total return targets to determine the payout as follows:

Total Return Targets(1)	Payout Percentages
$40.00 and above	200%
$35.00	100%
$30.00	50%
Below $30.00	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. Shares granted through March 31, 2019 under this program were 695.

Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2019 Form 10-Q

Note 18 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2019		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments gains	$37	$37	$184	$176
Unrealized gains (losses)
Changes in fair value of cash flow hedges gains	3	3	12	8
Changes in cash flow hedges reclassed to earnings(1)	(1)	(1)	12	10
Other losses	—	—	(1)	(1)
Net Unrealized gains	2	2	23	17

Defined benefit plans (losses) gains
Net actuarial/prior service (losses) gains	(15)	(12)	58	43
Prior service amortization(2)	(19)	(14)	(2)	(1)
Actuarial loss amortization/settlement(2)	45	34	46	35
Fuji Xerox changes in defined benefit plans, net(3)	9	9	(21)	(21)
Other losses(4)	(16)	(16)	(38)	(38)
Changes in defined benefit plans gains	4	1	43	18

Other Comprehensive Income Attributable to Xerox	$43	$40	$250	$211
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2019	December 31, 2018
Cumulative translation adjustments	$(1,986)	$(2,023)
Other unrealized gains, net	6	4
Benefit plans net actuarial losses and prior service credits(1)(2)	(1,672)	(1,546)
Total Accumulated other comprehensive loss attributable to Xerox	$(3,652)	$(3,565)
_____________________________

(1)	Includes our share of Fuji Xerox.

(2)
The change from December 31, 2018 includes $(127) related to the adoption of ASU 2018-02 and the reclassification of stranded tax effects resulting from the Tax Act - refer to Note 2 - Recent Accounting Pronouncements - Income Taxes for additional information.

Xerox 2019 Form 10-Q

Note 19 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2019	2018
Basic Earnings per Share
Net Income Attributable to Xerox	$133	$23
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income available to common shareholders	$129	$19
Weighted average common shares outstanding	228,567	254,660

Basic Earnings per Share	$0.57	$0.08

Diluted Earnings per Share
Net Income Attributable to Xerox	$133	$23
Accrued dividends on preferred stock	—	(4)
Adjusted Net income available to common shareholders	$133	$19
Weighted average common shares outstanding	228,567	254,660
Common shares issuable with respect to:
Stock options	3	—
Restricted stock and performance shares	4,406	2,810
Convertible preferred stock	6,742	—
Adjusted Weighted average common shares outstanding	239,718	257,470

Diluted Earnings per Share	$0.55	$0.08

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	947	—
Restricted stock and performance shares	3,847	2,977
Convertible preferred stock	—	6,742
Total Anti-Dilutive Securities	4,794	9,719

Dividends per Common Share	$0.25	$0.25

Xerox 2019 Form 10-Q

Note 20 – Contingencies and Litigation
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
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. The tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. Below is a summary of our Brazilian tax contingencies:

	March 31, 2019	December 31, 2018
Tax contingency - unreserved	$500	$500
Escrow cash deposits	58	58
Surety bonds	105	106
Letters of credit	106	104
Liens on Brazilian assets	—	—
With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of March 31, 2019 and December 31, 2018. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:

1.	Deason v. Fujifilm Holdings Corp., et al.; Deason v. Xerox Corp., et al.; In re Xerox Corporation Consolidated Shareholder Litigation:
In February 2018, five complaints (the "Fuji Transaction Shareholder Lawsuits"), including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County of New York (the "Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (the “Fuji Transaction”). All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox's directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The Fuji Transaction Shareholder Lawsuits seek injunctive relief preventing the previously proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.

Xerox 2019 Form 10-Q

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

Xerox 2019 Form 10-Q

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
On February 21, 2019, the Appellate Division issued an order denying the putative class plaintiffs’ motion seeking to reargue Fujifilm’s appeal or, in the alternative, for leave to appeal the Appellate Decision and Order to the New York State Court of Appeals. No further notice of appeal was filed, and the Appellate Decision and Order became final and unappealable on March 26, 2019.
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
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Gregory Q. Brown, Joseph J. Echevarria, Cheryl Gordon Krongard, Sara Martinez Tucker, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, and Stephen H. Rusckowski. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint includes putative derivative claims on behalf of Xerox for breach of fiduciary duty against the members of the Xerox Board who approved Xerox’s entry into agreements to settle the Deason and In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”) actions (described above). Plaintiff alleges that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleges that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further includes direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleges perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff seeks damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds

Xerox 2019 Form 10-Q

paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

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
On March 12, 2019, the Court entered a scheduling order setting various case deadlines. Xerox filed its answer denying the claims on March 15, 2019. Discovery has commenced.
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
All Other Pending Litigation:

1.	State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC:
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
On February 15, 2019, The State filed, without opposition, its Third Amended Petition against Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated (collectively, the “Conduent Entities”) and Xerox Corporation to add claims for breach of contract and negligence. On February 18, 2019, Xerox and the Conduent Entities entered into a Settlement Agreement and Release (“Agreement”) with the State and the HHSC to settle all claims arising from alleged failures by the defendants or Texas Medicaid & Healthcare Partnership to comply with obligations under two contracts between Conduent State Healthcare, LLC and the HHSC entered into in 2003 and

Xerox 2019 Form 10-Q

2010. Xerox is not required to make any payment under the Agreement. Pursuant to the terms of the Agreement, the Conduent Entities will pay the State $235.9 payable in installments through no later than July 31, 2021. Also pursuant to the Agreement, all proceedings in the lawsuit are suspended, as confirmed by an order issued by the Court on February 19, 2019, and the State and the HHSC will dismiss the lawsuit with prejudice and release all of the defendants from all of the State’s claims after the settlement amount has been paid in full. No defendant made any admission of liability or wrongdoing in entering into the Agreement.
This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.

2.	Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon:
On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motions were fully briefed on October 13, 2017. On March 20, 2018, the Court entered an opinion and order granting the motions, and on March 23, 2018, the Court entered a judgment of dismissal and closed the case. On April 20, 2018, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit, and the appeal was fully briefed as of November 28, 2018. The Second Circuit has set oral argument for May 31, 2019. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Guarantees
We have issued or provided approximately $331 of guarantees as of March 31, 2019 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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

Xerox 2019 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes in our Condensed Consolidated Financial Statements which appear in Item 1 of this form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
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

Overview
First Quarter 2019 Review
Total revenue of $2.21 billion for first quarter 2019 declined 9.4% from first quarter 2018, including a 2.4-percentage point unfavorable impact from currency. The decrease in revenue reflected a 9.2% decrease in Post sale revenue, including a 2.4-percentage point unfavorable impact from currency, and a 10.2% decrease in Equipment sales revenue, including a 2.6-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment and a lower population of devices, as well as lower transactional Post sale revenue from unbundled supplies and paper in our developing market sales units and XBS IT network integration sales. The declines in Post sale revenues were larger in the U.S. where we recently implemented organizational changes as part of our Project Own It transformation actions. The decline in Equipment sales primarily reflected lower revenues from our mid-range products as some areas were impacted by organizational changes we implemented and within XBS where we transitioned a significant number of accounts from U.S. Enterprise.
Net income attributable to Xerox and Adjusted1 Net Income Attributable to Xerox for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	B/(W)
Net income attributable to Xerox	$133	$23	$110
Adjusted(1) Net income attributable to Xerox	219	178	41
The increase in Net income attributable to Xerox for the three months ended March 31, 2019 as compared to the prior year period, was primarily due to the continued benefits of cost savings and productivity improvements from our Project Own It transformation actions, which offset the impact of lower revenues, as well as lower Transaction and related costs, net, lower Income tax expense and higher Equity in net income of unconsolidated affiliates. These benefits were partially offset by higher Restructuring and related costs. The increase in adjusted1 net income attributable to Xerox for the three months ended March 31, 2019 as compared to the prior year period was primarily related to increased operating profits reflecting the continued benefits of cost savings and productivity improvements, which offset the decline in revenues, as well as higher Equity in net income of unconsolidated affiliates.
Cash flows provided by operating activities for the three months ended March 31, 2019 were $226 million, as compared to $216 million in first quarter 2018. The increase reflects improved cash flow from earnings and lower restructuring payments, which were partially offset by a use of cash for working capital2 and accrued compensation. Cash used in investing activities for the three months ended March 31, 2019 was $18 million including capital expenditures of $15

Xerox 2019 Form 10-Q

million and acquisitions of $4 million. Cash used in financing activities was $569 million for the three months ended March 31, 2019 reflecting payments of $406 million on Senior Notes, $103 million for share repurchases and dividend payments of $62 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable and accrued compensation.
Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2019	2018	% Change	CC % Change	2019	2018
Equipment sales	$448	$499	(10.2)%	(7.6)%	20%	20%
Post sale revenue	1,758	1,936	(9.2)%	(6.8)%	80%	80%
Total Revenue	$2,206	$2,435	(9.4)%	(7.0)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales(1)	$750	$845	(11.2)%	(8.9)%
Less: Supplies, paper and other sales(1)	(302)	(346)	(12.7)%	(10.7)%
Equipment sales	$448	$499	(10.2)%	(7.6)%

Services, maintenance and rentals(1)	$1,393	$1,519	(8.3)%	(5.8)%
Add: Supplies, paper and other sales(1)	302	346	(12.7)%	(10.7)%
Add: Financing	63	71	(11.3)%	(9.0)%
Post sale revenue	$1,758	$1,936	(9.2)%	(6.8)%

Americas	$1,410	$1,535	(8.1)%	(7.5)%	64%	63%
EMEA	712	795	(10.4)%	(4.3)%	32%	33%
Other	84	105	(20.0)%	(20.0)%	4%	4%
Total Revenue(2)	$2,206	$2,435	(9.4)%	(7.0)%	100%	100%

Memo:
Xerox Services(3)	$853	$908	(6.1)%	(2.9)%	39%	37%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation in our Condensed Consolidated Financial Statements for additional information.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding Equipment revenue, Xerox Services was $750 million and $799 million in the first quarter of 2019 and 2018, respectively, representing a decrease of 6.1% including a 3.1-percentage point unfavorable impact from currency.

Total revenue for the three months ended March 31, 2019 decreased 9.4% as compared to the first quarter 2018, including a 2.4-percentage point unfavorable impact from currency and an approximate 1.0-percentage point unfavorable impact from lower OEM sales. Total revenue reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by page volumes generated by the usage of such devices, and the revenue per printed page. Post sale revenue decreased 9.2% as compared to the first quarter 2018, including a 2.4-percentage point unfavorable impact from currency and reflected the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings. For the three months ended March 31, 2019 these revenues decreased 8.3% as compared to the first quarter 2018, including a 2.5-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and installs in prior periods. These declines were larger in the U.S. where we recently implemented organizational changes as part of our Project Own It transformation actions.

Xerox 2019 Form 10-Q

•
Supplies, paper and other sales includes unbundled supplies and other sales. For the three months ended March 31, 2019 these revenues decreased 12.7% as compared to the first quarter 2018, including a 2.0-percentage point unfavorable impact from currency and a 2.9-percentage point unfavorable impact from lower OEM sales. The decline at constant currency[1] also reflected the impact of lower supplies revenues primarily from our developing market regions and lower transactional IT network integration solutions sales from our XBS sales unit, as well as lower paper sales in Latin America.

•
Financing revenue is generated from financed equipment sale transactions. For the three months ended March 31, 2019 the revenues declined 11.3% as compared to the first quarter 2018, reflecting a continued decline in the finance receivables balance due to lower equipment sales in prior periods and included a 2.3-percentage point unfavorable impact from currency.

_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2019	2018	% Change	CC % Change	2019	2018
Entry	$53	$53	—%	3.2%	12%	11%
Mid-range	302	334	(9.6)%	(7.2)%	67%	67%
High-end	89	92	(3.3)%	(0.3)%	20%	18%
Other	4	20	(80.0)%	(80.0)%	1%	4%
Equipment sales	$448	$499	(10.2)%	(7.6)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 10.2% for the three months ended March 31, 2019 as compared to the first quarter 2018, including a 2.6-percentage point unfavorable impact from currency. These revenues were impacted by price declines of approximately 5% and included a 2.8-percentage point unfavorable impact from the absence of OEM equipment sales in the first quarter 2019. The decline at constant currency1 was mainly impacted by lower revenues from our mid-range products, and reflected the following:

•
Entry - For the three months ended March 31, 2019, the increase at constant currency[1], as compared to first quarter 2018, reflected higher installs of our ConnectKey devices in our Americas sales organization, and it also partially benefited from lower U.S. indirect channel sales in the prior year.

•
Mid-range - For the three months ended March 31, 2019, the decrease, as compared to first quarter 2018, reflected lower sales from our Americas sales organization, including our XBS sales unit which were further affected by the transitional impact associated with recently implemented organizational changes as part of our Project Own It transformation actions (including the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers), partially offset by higher sales from our European sales operations.

•
High-end - For the three months ended March 31, 2019, revenue was nearly flat, as compared to first quarter 2018, and was driven by lower sales from our Americas sales organization, mostly offset by growth from our European region. The decline in installs was partially offset by a favorable revenue mix driven by strong demand for the higher-configuration models of our Iridesse production press.

While the rate of our first quarter 2019 revenue decline was greater than the rate we expect for the year as a whole (largely due to the impact of organizational changes implemented in the first quarter 2019), we expect such decline to improve each quarter sequentially on a year-over-year basis, resulting in an overall revenue decline of about 5% for the year as a whole, excluding an approximate 1.0-percentage point unfavorable impact from currency.

Xerox 2019 Form 10-Q

Total Installs
Installs reflect new placement of devices only. Revenue associated with equipment installations (discussed below) may be reflected up-front in Equipment sales or over time either through rental income or as part of our Xerox Services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity from Xerox Services and Xerox-branded products shipped to our XBS sales unit. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below.
Installs in the first quarter of 2019:
Entry(1)

•
10% increase in color multifunction devices reflecting higher installs of ConnectKey devices in the higher-value Workteam/Workgroup through our indirect channels in the U.S., partially offset by lower activity from our EMEA organization.

•
2% decrease in black-and-white multifunction devices, driven by lower activity from our EMEA organization, including low-end devices in developing market regions, partially offset by higher installs of ConnectKey devices through our indirect channels in the U.S.

Mid-Range(2)

•
7% decrease in mid-range color installs reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and from our XBS sales unit. Higher installs from our EMEA organization provided a partial offset.

•
19% decrease in mid-range black-and-white, reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and from our XBS sales unit. The decline also reflected market trends, partially offset by higher installs from our EMEA organization.

High-End(2)

•
14% decrease in high-end color installs, reflecting lower installs of our iGen and lower-end production systems including Versant systems, partially offset by strong demand for the higher-configuration models of our Iridesse production press and higher installs of our inkjet production systems.

•	12% decrease in high-end black-and-white systems reflecting market trends.
_______________

(1)	When combined with OEM sales, Entry color multifunction devices decreased 32%, while Entry black-and-white multifunction devices decreased 22% for the three months ended March 31, 2019.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices decreased 7%, while High-end color systems decreased 14% for the three months ended March 31, 2019.

Xerox 2019 Form 10-Q

Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services. In 2019 we changed our geographic structure to create a more streamlined, flatter and more effective organization, as follows:

•	Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.

•	EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.

•	Other, primarily includes our OEM business, as well as sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:

•	“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.

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

•
Xerox Services, formerly known as Managed Document Services (MDS), which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings are Intelligent Workplace Services (IWS), which is our rebranded Managed Print Services, as well as Digital and Cloud Print Services (including centralized print services). Xerox Services also includes Communication and Marketing Solutions that were previously excluded from our former MDS definition.

Prior year amounts have been conformed to the current year presentation as follows:

(in millions)	As Reported	Change	As Revised	As Revised
2018				% Change	CC % Change
First Quarter	$862	$46	$908	4.7%	(0.2)%
Second Quarter	871	42	913	3.7%	1.3%
Third Quarter	848	35	883	(1.6)%	—%
Fourth Quarter	876	41	917	(5.0)%	(2.6)%
Full Year	$3,457	$164	$3,621	0.3%	0.5%

	As Reported	Change	As Revised
2017
Full Year	$3,419	$191	$3,610

Xerox 2019 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2019	2018	B/(W)
Gross Profit	$889	$970	$(81)
RD&E	92	100	8
SAG	548	628	80

Equipment Gross Margin	35.7%	32.6%	3.1	pts.
Post sale Gross Margin	41.5%	41.7%	(0.2)	pts.
Total Gross Margin	40.3%	39.8%	0.5	pts.
RD&E as a % of Revenue	4.2%	4.1%	(0.1)	pts.
SAG as a % of Revenue	24.8%	25.8%	1.0	pts.

Pre-tax Income	$83	$134	$(51)
Pre-tax Income Margin	3.8%	5.5%	(1.7)	pts.

Adjusted(1) Operating Profit	$249	$242	$7
Adjusted(1) Operating Margin	11.3%	9.9%	1.4	pts.
_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
First quarter 2019 pre-tax income margin of 3.8% decreased 1.7-percentage points as compared to first quarter 2018. The decrease was driven by higher Restructuring and related costs partially offset by lower Transaction related costs as well lower operating expenses (primarily reflecting the net benefit from our Project Own It transformation actions) that offset the impact of lower revenues.
Adjusted1 Operating Margin
First quarter 2019 adjusted1 operating margin of 11.3% increased 1.4-percentage points as compared to first quarter 2018 primarily reflecting the impact of SAG reductions and cost productivity associated with our Project Own It transformation actions, which more than offset the pace of revenue decline and an approximate 0.3-percentage point unfavorable impact from transaction currency.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2019 gross margin of 40.3% increased 0.5-percentage points as compared to first quarter 2018, reflecting higher equipment margin partially offset by lower post sale margin.
First quarter 2019 equipment gross margin of 35.7% increased 3.1-percentage points as compared to first quarter 2018, reflecting the mix benefit from lower OEM sales (which carry a negative upfront margin) as well as savings from our Project Own It cost productivity initiatives.
First quarter 2019 post sale gross margin of 41.5% decreased 0.2-percentage points as compared to first quarter 2018, driven by a 0.6-percentage point unfavorable impact related to a prior year benefit from a change in estimate for consumables usage by customers. Excluding this item, post sale margin would have increased, reflecting productivity and restructuring savings associated with our Project Own It transformation actions that offset the impact of lower revenues.

Xerox 2019 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2019	2018	Change
R&D	$77	$81	$(4)
Sustaining engineering	15	19	(4)
Total RD&E Expenses	$92	$100	$(8)
First quarter 2019 RD&E as a percentage of revenue of 4.2% was 0.1-percentage points higher as compared to first quarter 2018, as revenue declined at a higher rate than RD&E.
RD&E of $92 million decreased $8 million as compared to first quarter 2018 and reflected cost productivity and restructuring savings from our Project Own It transformation actions, including savings in sustaining engineering, partially offset by modest investments in innovation in complementary market areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.8% decreased 1.0-percentage point as compared to first quarter 2018, primarily reflecting the benefit from productivity and restructuring associated with our Project Own It transformation actions.
SAG of $548 million was $80 million lower than first quarter 2018, reflecting productivity and restructuring savings associated with our Project Own It transformation actions as well as favorable impacts of approximately $13 million from translation currency and $9 million from a prior year accelerated depreciation charge. Bad debt expense of $13 million was flat as compared to first quarter 2018 and on a trailing twelve month basis (TTM) remained at less than one percent of total receivables.
Restructuring and Related Costs
During the second half of 2018, we started our Project Own It transformation initiative. The primary goal of this initiative is to improve productivity by driving end-to-end transformation of our processes and systems to create greater focus, speed, accountability and effectiveness and to reduce costs. We incurred restructuring and related costs of $112 million for the first quarter 2019 primarily related to costs to implement initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

(in millions)	Three Months Ended March 31, 2019
Restructuring and severance(1)	$12
Asset impairments(2)	36
Other contractual termination costs(3)	14
Net reversals(4)	(8)
Restructuring and asset impairment costs	54
Retention related severance/bonuses(5)	9
Contractual severance costs(6)	38
Consulting and other costs(7)	11
Total	$112
____________________________

(1)	Reflects headcount reductions of approximately 150 employees worldwide.

(2)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $26 million for leased right-of-use asset balances and $10 million for owned asset balances upon exit from the facility net of any potential sublease income and other recoveries.

(3)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(4)	Net reversals for changes in estimated reserves from prior period initiatives.

(5)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(6)	Reflects severance costs we are contractually required to pay on employees transferred (approximately 2,200 employees) as part of the shared service arrangement entered into with HCL Technologies.

(7)	Represents professional support services associated with our business transformation initiatives.
First quarter 2019 actions impacted several functional areas, with approximately 25% focused on gross margin improvements, approximately 70% focused on SAG reductions, and the remainder focused on RD&E optimization.
First quarter 2018 restructuring and related costs of $28 million included $24 million of severance costs related to headcount reductions of approximately 400 employees worldwide and $12 million of lease cancellation charges

Xerox 2019 Form 10-Q

reflecting continued optimization of our operating locations. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives. First quarter 2018 actions impacted several functional areas, with approximately 55% focused on gross margin improvements and approximately 45% on SAG reductions.
The restructuring reserve balance as of March 31, 2019 for all programs was $80 million, of which $74 million is expected to be spent over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
There were no Transaction and related costs, net recognized during the first quarter 2019 as compared to $38 million during first quarter 2018. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated Fuji transaction and related shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2019 of $15 million increased by $3 million as compared to first quarter 2018. The increase primarily reflected the accelerated write-off of trade names associated with our realignment and consolidation of certain XBS sales units as part of Project Own It transformation actions.
Worldwide Employment
Worldwide employment was approximately 30,900 as of March 31, 2019 and decreased by approximately 1,500 from December 31, 2018. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2019	2018
Non-financing interest expense	$27	$29
Non-service retirement-related costs	13	25
Interest income	(4)	(3)
Gains on sales of businesses and assets	(1)	(16)
Currency losses (gains), net	2	(2)
Loss on sales of accounts receivable	1	1
All other expenses, net	1	(4)
Other expenses, net	$39	$30
Non-Financing Interest Expense
Non-financing interest expense for the three months ended March 31, 2019 of $27 million was $2 million lower than first quarter 2018. When combined with financing interest expense (Cost of financing), total interest expense decreased by $4 million from first quarter 2018 primarily due to a lower debt balance.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding the interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three months ended March 31, 2019 were $12 million lower than first quarter 2018, primarily driven by the favorable impact of a 2018 amendment to our U.S. Retiree Health Plan partially offset by higher losses from pension settlements in the U.S.
Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the three months ended March 31, 2019 were $15 million lower than first quarter 2018, reflecting the prior year sale of non-core business assets.

Xerox 2019 Form 10-Q

Income Taxes
First quarter 2019 effective tax rate was (9.6)% and includes a benefit of $35 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). On an adjusted1 basis, first quarter 2019 effective tax rate was 26.0%. This rate was higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, which includes the impact of the Tax Act.
First quarter 2018 effective tax rate was 29.9%. On an adjusted1 basis, first quarter 2018 effective tax rate was 28.3%. These rates were higher than the U.S. statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act as well as the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, and non-service retirement-related costs.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2019	2018
Total Equity in net income (loss) of unconsolidated affiliates	$45	$(68)
Fuji Xerox after-tax restructuring and other charges included in equity income (loss)	12	79
Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income (loss). For the three months ended March 31, 2019, equity income increased $113 million as compared to the first quarter 2018, primarily reflecting $67 million of lower year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other changes as well as an approximate $28 million charge related to an out-of-period charge at Fuji Xerox in the prior year. The increase also reflects savings from restructuring.
Refer to Note 10 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information regarding our Investment in Fuji Xerox as well as the prior period out-of-period adjustment.
Net Income
First quarter 2019 Net income attributable to Xerox was $133 million, or $0.55 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $219 million, or $0.91 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs, as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
First quarter 2018 Net income attributable to Xerox was $23 million, or $0.08 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $178 million, or $0.68 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs.
Refer to Note 19 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
___________

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Income
First quarter 2019 Other Comprehensive Income, Net Attributable to Xerox was $40 million and included the following: i) net translation adjustment gains of $37 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during 2019; ii) $2 million of net unrealized gains; and iii) $1 million of net gains from the changes in defined benefit plans. This compares to Other Comprehensive Income, Net Attributable to Xerox of $211 million for the three months ended March 31, 2018, which reflected the following: i) $176 million of net translation adjustment gains, reflecting a greater strengthening of our major foreign currencies against the U.S. Dollar during 2018; ii) $18 million of net gains from the changes in defined benefit plans, primarily due to higher net actuarial gains, partially offset

Xerox 2019 Form 10-Q

by our share of the negative impacts from changes in Fuji Xerox's benefit plans; and iii) $17 million of net unrealized gains on derivatives.
Refer to Note 18 - Other Comprehensive Income in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive Income, Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized gains, net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Capital Resources and Liquidity
As of March 31, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $786 million and $1,148 million, respectively. There were no borrowings under our Credit Facility at March 31, 2019 or December 31, 2018, respectively. The decrease in total cash, cash equivalents and restricted cash primarily reflect the repayment of $406 million of maturing Senior Notes in first quarter 2019.
We continue to expect operating cash flows from continuing operations to be between $1,150 million and $1,250 million in 2019. Additionally, we continue to expect capital expenditures of approximately $150 million and dividend payments to shareholders of approximately $250 million. We have increased our full year 2019 expected share repurchases to be at least $600 million, from our original expectation of at least $300 million. The incremental repurchases will be weighted to the latter half of 2019.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2019	2018
Net cash provided by operating activities	$226	$216	$10
Net cash used in investing activities	(18)	(2)	(16)
Net cash used in financing activities	(569)	(117)	(452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	9	(10)
(Decrease) increase in cash, cash equivalents and restricted cash	(362)	106	(468)
Cash, cash equivalents and restricted cash at beginning of period	1,148	1,368	(220)
Cash, Cash Equivalents and Restricted Cash at End of Period	$786	$1,474	$(688)
Cash Flows from Operating Activities
Net cash provided by operating activities was $226 million in first quarter 2019. The $10 million increase in operating cash from first quarter 2018 was primarily due to the following:

•	$37 million increase primarily due to lower levels of non-equipment inventories.

•	$29 million increase due to net insurance proceeds of $14 million in first quarter 2019 compared to payments of $15 million in prior year for Transaction and related costs, net.

•	$26 million increase due to lower Equipment on operating leases.

•	$23 million increase primarily related to the prior year settlements of foreign derivative contracts.

•	$21 million increase from lower restructuring payments.

•	$75 million decrease from the change in Accounts payable primarily related to lower inventory and other spending as well as the year-over-year timing of supplier and vendor payments.

•	$41 million decrease from accrued compensation primarily related to the year-over-year timing of employee incentive compensation payments.
Cash Flows from Investing Activities
Net cash used in investing activities was $18 million in first quarter 2019. The $16 million change in cash was primarily due to the sale of non-core business assets in 2018.
Cash Flows from Financing Activities
Net cash used in financing activities was $569 million in first quarter 2019. The $452 million increase in the use of cash from first quarter 2018 was primarily due to the following:

•
$365 million increase from net debt activity. 2019 reflects payments of $406 million on Senior Notes compared to prior year payments of $25 million related to the termination of a capital lease obligation and $13 million of bridge facility costs.

•	$103 million increase due to share repurchases.

Xerox 2019 Form 10-Q

Adoption of New Leasing Standard
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (ASC 840) and requires the recognition of right-of-use (ROU) assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance.
Refer to the following Notes in the Condensed Consolidated Financial Statements for additional information related to the adoption of this standard:

•	Note 2 - Recent Accounting Pronouncements

•	Note 3 - Adoption of New Leasing Standard - Xerox as a Lessee

•	Note 4 - Adoption of New Leasing Standard - Xerox as a Lessor
Potential Customer Financing Transaction
In connection with the Company's initiative to simplify and optimize its operations, the Company is currently exploring the possibility and feasibility of a strategic transaction involving its customer financing business and/or related assets. That process includes discussions of various transaction structures with potential counterparties. No decision or commitment has been made by management or the Company's Board of Directors regarding specific terms nor potential structures of any such transaction, and there can be no assurance that the process will result in a transaction. If such a transaction were to occur, the use of any potential proceeds received as a result of the transaction would not be finally determined until after an agreement is signed.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 6 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2019	December 31, 2018
Principal debt balance(1)	$4,868	$5,281
Net unamortized discount	(23)	(25)
Debt issuance costs	(23)	(25)
Fair value adjustments(2)
- terminated swaps	2	2
- current swaps	(1)	(3)
Total Debt	$4,823	$5,230
____________________________

(1)	Includes Notes Payable of $2 million as of March 31, 2019. There were no notes payable as of December 31, 2018.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2019	December 31, 2018
Total finance receivables, net(1)	$3,373	$3,472
Equipment on operating leases, net	414	442
Total Finance Assets, net(2)	$3,787	$3,914
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2018 includes a decrease of $6 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 35% of our finance receivables, net balance include lease financing provided to end-user customers who purchased equipment we sold to distributors and resellers.

Xerox 2019 Form 10-Q

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2019	December 31, 2018
Finance receivables debt(1)	$2,952	$3,038
Equipment on operating leases debt	362	387
Financing debt	3,314	3,425
Core debt	1,509	1,805
Total Debt	$4,823	$5,230
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity
Senior Notes Repayment
In first quarter 2019, we repaid approximately $406 million of maturing Senior Notes.
Sales of Accounts Receivable
Activity related to sales of Accounts receivable is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Estimated decrease to operating cash flows(1)	$(5)	$(50)
__________________________

(1)	Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2019 Q2	$2
2019 Q3	—
2019 Q4	554
2020	1,050
2021	1,062
2022	300
2023	1,000
2024	300
2025 and thereafter	600
Total	$4,868
Treasury Stock
In first quarter 2019, we repurchased 3.3 million shares of our common stock for an aggregate cost of $103 million, including fees. Through April 30, 2019, we repurchased an additional 2.0 million in shares with an aggregate cost of $66 million, including fees, for a cumulative total of 5.3 million shares at a cost of $169 million, including fees. We have increased our full year 2019 expected share repurchases to be at least $600 million, from our original expectation of at least $300 million.
Refer to Note 16 - Shareholders' Equity in the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

Xerox 2019 Form 10-Q

Financial Risk Management
We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro and U.K. Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2019 presentation slides available at www.xerox.com/investor.
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

Xerox 2019 Form 10-Q

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
Transaction and related costs, net: Transaction and related costs, net are expenses incurred in connection with Xerox's planned transaction with Fuji, which was terminated in May 2018, as well as costs and expenses related to the previously disclosed settlement agreement reached with certain shareholders and litigation related to the terminated transaction and other shareholder actions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned combination transaction and the related shareholder settlement agreement and litigation. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which is related to current employee service as well as the cost of our defined contribution plans.
Other discrete, unusual or infrequent items: We excluded the impacts associated with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 given their discrete, unusual or infrequent nature and their impact on our results for the period.
Restructuring and other charges - Fuji Xerox: We adjust our 25% share of Fuji Xerox’s net income for similar items noted above such as Restructuring and related costs and Transaction and related costs, net based on the same rationale discussed above.
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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

Xerox 2019 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended March 31,
	2019		2018
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS
Reported(1)	$133	$0.55	$23	$0.08
Adjustments:
Restructuring and related costs	112		28
Amortization of intangible assets	15		12
Transaction and related costs, net	—		38
Non-service retirement-related costs	13		25
Income tax on adjustments(2)	(31)		(27)
Restructuring and other charges - Fuji Xerox(3)	12		79
Tax Act	(35)		—
Adjusted	$219	$0.91	$178	$0.68
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—
Weighted average shares for adjusted EPS(4)		240		264
Fully diluted shares at end of period(5)		238
 ____________________________

(1)	Net income and EPS attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges represent costs associated with the terminated combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B Convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at March 31, 2019 as well as shares associated with our Series B Convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the first quarter 2019.

Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2019			2018
(in millions)	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$83	$(8)	(9.6)%	$134	$40	29.9%
Non-GAAP Adjustments(2)	140	31		103	27
Tax Act	—	35		—	—
Adjusted(3)	$223	$58	26.0%	$237	$67	28.3%
____________________________

(1)	Pre-Tax Income and Income Tax (Benefit) Expense.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$83	$2,206	3.8%	$134	$2,435	5.5%
Adjustments:
Restructuring and related costs	112			28
Amortization of intangible assets	15			12
Transaction and related costs, net	—			38
Other expenses, net	39			30
Adjusted	$249	$2,206	11.3%	$242	$2,435	9.9%
____________________________

(1)	Pre-Tax Income and Revenue.

Xerox 2019 Form 10-Q

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
(b)Changes in Internal Controls

As required by paragraph (d) of Rule 13a-15 under the Exchange Act, we evaluated changes in our internal control over financial reporting during the last fiscal quarter. During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC Topic 842, Leases. There were no other changes identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In March 2019, the Company entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we are outsourcing certain global administrative and support functions, including, among others, selected information technology, order to collection and finance functions (excluding accounting). The transition of these functions to HCL is expected to take up to 18 months. HCL is expected to make certain up-front and ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions. This arrangement is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this arrangement, the Company has and will continue to align and streamline the design and operation of its financial control environment. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information.

Xerox 2019 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 20 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2018 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2019
During the quarter ended March 31, 2019, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on January 31, 2019: Registrant issued 4,479 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors (or former Directors) of Registrant: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Scott Letier, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $19.48 per DSU (aggregate price $87,251), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2019
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchases Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	—	$—	—	$1,300,000,002
February 1 through 28	1,225,350	30.52	1,225,350	1,262,602,306
March 1 through 31	2,095,235	31.35	2,095,235	1,196,907,358
Total	3,320,585		3,320,585
 ____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $2.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $803 million has been used through March 31, 2019. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	68,746	$19.77	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	68,746
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2019 Form 10-Q

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

3.1	Registrant's Restated Certificate of Incorporation filed with the Department of State of New York on August 2, 2018.
Incorporated by reference to Exhibit 3.1(B) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.2	By-Laws of the Registrant as amended through May 14, 2018.
Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. See SEC File Number 001-04471.
10.1	Amendment No. 1 dated as of February 21, 2019 to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.
Incorporated by reference to Exhibit 10(d)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
10.2	Amendment No. 3 dated January 14, 2019 to Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017.
Incorporated by reference to Exhibit 10(e)(42) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
10.3	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.
10.4	Amended Letter of Agreement dated April 17, 2019 between Registrant and Giovanni (John) Visentin.
Incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated April 17, 2019. See SEC File Number 001-04471.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2019 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 2, 2019

Xerox 2019 Form 10-Q

EXHIBIT INDEX

3.1	Registrant's Restated Certificate of Incorporation filed with the Department of State of New York on August 2, 2018.
Incorporated by reference to Exhibit 3.1(B) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018. See SEC File Number 001-04471.
3.2	By-Laws of the Registrant as amended through May 14, 2018.
Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. See SEC File Number 001-04471.
10.1	Amendment No. 1 dated as of February 21, 2019 to Registrant's 2004 Equity Compensation Plan for Non-Employee Directors.
Incorporated by reference to Exhibit 10(d)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
10.2	Amendment No. 3 dated January 14, 2019 to Registrant's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017.
Incorporated by reference to Exhibit 10(e)(42) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
10.3	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.
10.4	Amended Letter of Agreement dated April 17, 2019 between Registrant and Giovanni (John) Visentin.
Incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated April 17, 2019. See SEC File Number 001-04471.
31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2019 Form 10-Q